Form 10-Q
period 2001-11-30
WORKSTREAM INC
filed 2002-01-14
CIK 1095266

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

(Mark One)

   [X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended   November 30, 2001      or
                               ----------------------

   [ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from                         to
                               ----------------------      ---------------------

Commission file number  001-15503
                        --------------------------------------------------------


                                 WORKSTREAM INC.
--------------------------------------------------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)


             Canada                                               N/A
--------------------------------------------------------------------------------
(State or Other Jurisdiction of                              (IRS Employer
 Incorporation or Organization)                            Identification No.)


495 March Road, Suite 300, Ottawa, Ontario                        K2K 3G1
--------------------------------------------------------------------------------
 (Address of Principal Executive Offices)                       (Zip Code)


                                 (613) 236 2263
--------------------------------------------------------------------------------
              (Registrant's Telephone Number, Including Area Code)


                               E-Cruiter.com Inc.
--------------------------------------------------------------------------------
              (Former Name, Former Address and Former Fiscal Year,
                         if Changed Since Last Report)


Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes [X]   No [ ]

The total number of shares of common stock, par value $.01 per share, outstanding as of January 14, 2002 was 13,943,369. The Registrant has no other class of common stock outstanding.

                        WORKSTREAM INC. AND SUBSIDIARIES

                                TABLE OF CONTENTS

                                                                                              Page No.
                                                                                              --------
Part I.    Financial Information
           Item 1.   Financial Statements

                          Consolidated Balance Sheets as of
                               November 30, 2001 and May 31, 2001...............................1

                          Consolidated Statements of Operations for
                               each of the Three and Six Months Ended November
                               30, 2000 and 2001................................................2

                          Consolidated Statements of Cash Flows
                               for each of the Six Months Ended November 30, 2001 and 2000......3

                          Notes to Consolidated Financial Statements............................5

           Item 2.   Management's Discussion and Analysis of Financial Condition and
                                Results of Operations...........................................15

           Item 3.   Quantitative and Qualitative Disclosures About Market Risk.................19

Part II.   Other Information

           Item 5.   Other Information..........................................................20

           Item 6.   Exhibits and Reports on Form 8-K...........................................20


PART I - FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

WORKSTREAM INC.
CONSOLIDATED BALANCE SHEET

(UNITED STATES DOLLARS)

-----------------------------------------------------------------------------------
                                                                                       (UNAUDITED)                 (AUDITED)
                                                                                        30-NOV-01                  31-MAY-01
----------------------------------------------------------------------------------------------------------------------------------
ASSETS
CURRENT ASSETS
         Cash and cash equivalents                                                 $        211,649          $            65,483
         Short term investments                                                            1,313,854                   3,518,962
         Accounts receivable, net of allowance for doubtful accounts of $87,479            1,303,692                     319,405
         (May 31, 2001 - $13,142)
         Prepaid expenses                                                                    232,989                     268,719
         Future tax asset                                                                    345,470                           -
         Other receivables                                                                   143,501                     161,520
                                                                                   -----------------------------------------------
                                                                                           3,551,155                   4,334,089

PROPERTY, PLANT AND EQUIPMENT                                                              1,916,695                   1,036,641
DEFERRED COSTS                                                                                    -                       17,993
OTHER LONG TERM ASSETS                                                                       135,175                           -
ACQUIRED INTANGIBLE ASSETS                                                                 6,459,390                           -
                                                                                          10,898,678
GOODWILL                                                                                                                       -
                                                                                   -----------------------------------------------

                                                                                   $     22,961,093          $         5,388,723
                                                                                   ===============================================

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
         Accounts payable                                                          $      1,488,853          $           318,889
         Accrued liabilities                                                                 711,194                     350,578
         Line of credit                                                                      902,892                           -
         Accrued compensation                                                                737,124                     204,049
         Current portion of long-term obligations                                            351,926                      52,462
         Future income tax liability                                                         659,208                           -
         Deferred revenue                                                                  1,060,779                     224,291
                                                                                   -----------------------------------------------
                                                                                           5,911,976                   1,150,269
FUTURE INCOME TAX LIABILITY                                                                1,472,730                           -
LONG TERM OBLIGATIONS                                                                      1,029,629                     196,397
                                                                                   -----------------------------------------------
                                                                                           8,414,335                   1,346,666
                                                                                   -----------------------------------------------
SHAREHOLDERS' EQUITY
CAPITAL STOCK
         Issued and outstanding - 13,952,305 common shares
         (May 31, 2001 - 7,712,262)                                                       31,213,625                  18,913,625
         Additional paid in capital                                                          643,489                     577,364
         Accumulated other comprehensive income                                             (138,503)                     38,995
         Accumulated deficit                                                             (17,171,853)                (15,487,927)
                                                                                   -----------------------------------------------
                                                                                          14,546,758                   4,042,057
                                                                                   -----------------------------------------------
                                                                                   $     22,961,093          $         5,388,723
                                                                                   ===============================================

The accompanying notes are an integral part of these financial statements.

WORKSTREAM INC.
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNITED STATES DOLLARS)

-------------------------------------------- ------------------ ------------------- -- ------------------  ------------------
                                               THREE MONTHS        THREE MONTHS           SIX MONTHS           SIX MONTHS
                                                   ENDED              ENDED                 ENDED                 ENDED
                                               NOVEMBER 30,        NOVEMBER 30,          NOVEMBER 30,         NOVEMBER 30,
                                                   2001                2000                  2001                 2000
-------------------------------------------- ------------------ ------------------- -- ------------------  ------------------
REVENUE                                      $       4,391,844  $         541,512      $      6,241,122    $      1,073,894

COST OF REVENUES                                       846,568            334,257             1,429,944             703,420
                                             ------------------ ------------------- -- ------------------  ------------------

GROSS PROFIT                                         3,545,276            207,255             4,811,178             370,474
                                             ------------------ ------------------- -- ------------------  ------------------

EXPENSES
    Selling and marketing                            1,870,996            656,654             2,881,723           1,241,611
    General and administrative                       2,050,783            344,531             2,585,579             629,125
    Research and development                           189,846            547,767               534,909           1,122,690
    Amortization and depreciation                      389,678            108,333               703,756             221,466
                                             ------------------ ------------------- -- ------------------  ------------------
                                                     4,501,303          1,657,285             6,705,967           3,214,892
                                             ------------------ ------------------- -- ------------------  ------------------

OPERATING LOSS                                        (956,027)        (1,450,030)           (1,894,789)         (2,844,418)

OTHER INCOME AND EXPENSES

    Provision for income taxes - future                 30,090          -                       176,628             -
    Interest and other income                           38,522            196,291               100,987             328,565
    Interest and other expense                         (27,152)         -                       (66,753)            (17,577)
                                             ------------------ ------------------- -- ------------------  ------------------
                                                        41,460            196,291               210,862             310,988
                                             ------------------ ------------------- -- ------------------  ------------------

NET LOSS FOR THE PERIOD                               (914,567)        (1,253,739)           (1,683,927)         (2,533,430)
                                             ------------------ ------------------- -- ------------------  ------------------

WEIGHTED AVERAGE NUMBER OF COMMON SHARES
OUTSTANDING DURING THE PERIOD                       13,297,943          7,710,479            11,418,688           7,708,317
                                             ================== =================== == ==================  ==================

BASIC AND FULLY DILUTED NET LOSS PER SHARE   $           (0.07) $           (0.16)     $          (0.15)   $          (0.33)
                                             ================== =================== == ==================  ==================


The accompanying notes are an integral part of these financial statements.

WORKSTREAM INC.
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOW
(UNITED STATES DOLLARS)

                                                                         SIX MONTHS                 SIX MONTHS
                                                                            ENDED                      ENDED
                                                                        NOVEMBER 30,               NOVEMBER 30,
                                                                             2001                      2000
                                                                   ------------------------- --------------------------
CASH FLOWS FROM (USED IN)
OPERATING ACTIVITIES
   Net loss for the period                                         $       (1,683,927)            $      (2,533,430)
   Items not involving cash -
    Amortization and depreciation                                             703,756                       221,466
    Amortization of lease inducement                                           (8,200)                            -
    Non-cash loss on investments                                               18,999                             -
    Non-cash adjustment to future income tax asset                             42,910                             -
    Non-cash compensation expense included in results                         216,125                             -
    Amortization of other long term assets                                     18,134                        19,448
Change in operating components of working capital                             276,632                        18,974
                                                                   ------------------------- --------------------------
                                                                             (415,571)                   (2,273,542)
                                                                   ------------------------- --------------------------
INVESTING ACTIVITIES
   Pre-acquisition advances to related parties                             (1,258,747)                            -
   Acquisition of property, plant and equipment                               (59,753)                     (379,796)
   Business acquisitions (net of acquired cash of $569,566)                  (565,525)                            -
   Acquisition of intangible assets                                           (38,789)                            -
   Sale of short term investments                                           2,936,256                     2,715,560
                                                                   ------------------------- --------------------------
                                                                            1,013,442                     2,335,764
                                                                   ------------------------- --------------------------

FINANCING ACTIVITIES
   Proceeds from exercise of options                                                -                        16,450
   Shareholder loan repayment                                                 (47,147)                            -
   Repayment of bank debt                                                    (723,111)                     (143,698)
   Proceeds from bank financing                                               541,391                       110,803
   Capital lease repayments                                                   (45,340)                      (20,869)
                                                                   ------------------------- --------------------------
                                                                             (274,207)                      (37,313)
                                                                   ========================= ==========================

EFFECT OF EXCHANGE RATE CHANGES                                              (177,498)                      (83,559)
                                                                   ------------------------- --------------------------

INCREASE (DECREASE) IN CASH AND CASH
EQUIVALENTS FOR THE PERIOD                                                    146,166                       (58,650)

CASH AND CASH EQUIVALENTS,
BEGINNING OF THE PERIOD                                                        65,483                       165,050

                                                                   ------------------------- --------------------------
CASH AND CASH EQUIVALENTS,
END OF THE PERIOD                                                  $          211,649                      $106,400
                                                                   ========================= ==========================

SUPPLEMENTAL CASH FLOW INFORMATION
Working capital acquired by issuance of shares                             (388,280)                              -
Property, plant and equipment acquired by issuance of shares               1,060,629                              -
Debt acquired through acquisitions                                         2,161,760                              -
Goodwill acquired through acquisitions                                    10,898,678                              -
Intangible assets acquired through acquisitions                            6,420,601                              -


The accompanying notes are an integral part of these financial statements.

WORKSTREAM INC.
UNAUDITED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

FOR THE SIX MONTHS ENDING NOVEMBER 30, 2001
(UNITED STATES DOLLARS)

                                                                                                     ACCUMULATED
                                   NUMBER OF                        ADDITIONAL                         OTHER            TOTAL
                                    COMMON           COMMON           PAID-IN         ACCUMULATED   COMPREHENSIVE   SHAREHOLDERS'
                                    SHARES           SHARES           CAPITAL           DEF1CIT        INCOME          EQUITY
                                  ------------- ---------------- ----------------- --------------- --------------- ---------------
Balance at May 31, 2001              7,712,262  $    18,913,625  $       577,364   $  (15,487,927) $       38,994  $    4,042,057

Issuance of shares                   6,240,043       12,300,000        -                 -                      -      12,300,000
Additional paid-in capital          -                -                    66,125         -                      -          66,125
Cumulative translation adjustment   -                -                 -                 -               (177,497)       (177,498)
Net loss for the period             -                -                 -               (1,683,927)       -             (1,683,927)
                                  ------------- ---------------- ----------------- --------------- --------------- ---------------

Balance at November, 2001           13,952,305  $    31,213,625  $       643,489   $  (17,171,853) $     (138,503) $   14,546,758
                                  ============= ================ ================= =============== =============== ==============



FOR THE SIX MONTHS ENDING NOVEMBER 30, 2000

                                                                                                     ACCUMULATED
                                   NUMBER OF                        ADDITIONAL                         OTHER            TOTAL
                                    COMMON           COMMON           PAID-IN        ACCUMULATED    COMPREHENSIVE   SHAREHOLDERS'
                                    SHARES           SHARES           CAPITAL          DEFICIT         INCOME          EQUITY
                                  ------------- ---------------- ----------------- --------------- --------------- ---------------

Balance at May 31, 2000              7,701,625  $    18,897,175  $       577,364   $  (10,281,231) $       48,766  $    9,242,074

Issuance of shares for
   exercise of options                   8,027           16,450        -                 -               -                 16,450
Cumulative translation adjustment   -                -                 -                 -                (83,559)        (83,559)
Net loss for the period             -                -                 -               (2,533,429)       -             (2,533,429)
                                  ------------- ---------------- ----------------- --------------- --------------- ---------------

Balance at November, 2000            7,709,652  $    18,913,625  $       577,364   $  (12,814,660) $      (34,793) $    6,641,536
                                  ============= ================ ================= =============== =============== ==============


WORKSTREAM INC.
UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(UNITED STATES DOLLARS)


----------------------------------- ------------------------ ------------------------ ----------------------- --------------------
                                      THREE MONTHS ENDED       THREE MONTHS ENDED        SIX MONTHS ENDED      SIX MONTHS ENDED
                                       NOVEMBER 30, 2001        NOVEMBER 30, 2000        NOVEMBER 30, 2001     NOVEMBER 30, 2000
----------------------------------- ------------------------ ------------------------ ----------------------- --------------------
NET INCOME (LOSS)                     $       (914,567)        $     (1,253,739)          $   (1,683,927)       $    (2,533,430)
OTHER COMPREHENSIVE INCOME (LOSS)              -                        -                        -                      -
CUMULATIVE TRANSLATION ADJUSTMENT               20,635                 (282,106)                (177,498)               (83,559)
                                    ------------------------ ------------------------ ----------------------- --------------------
COMPREHENSIVE LOSS                    $       (893,932)        $     (1,535,845)          $   (1,861,425)       $    (2,616,989)
                                    ======================== ======================== ======================= ====================


The accompanying notes are an integral part of these financial statements.

WORKSTREAM INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED NOVEMBER 30, 2001
(UNITED STATES DOLLARS)


NOTE 1:  NATURE OF OPERATIONS

           Workstream Inc. ("Workstream" or "the Company"), formerly known as E-Cruiter.com, is a provider of Web-enabled tools and professional services for human capital management (HCM). The Company offers a diversified suite of high-tech and high-touch services aimed at addressing the full life cycle of the employer-employee relationship. Workstream's HCM technology backbone enables companies to streamline the management of enterprise human processes, including recruitment, assessment, deployment and career transitions.

NOTE 2:  BASIS OF PRESENTATION

           The consolidated interim financial statements included herein have been prepared by Workstream, without audit, in accordance with United States generally accepted accounting principles. The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. The earnings of the subsidiaries are included from the date of acquisition. At November 30, 2001, the Company's subsidiaries are Paula Allen Holdings, Inc. ("AAA"), OMNIpartners, Inc. ("OMNI"), RezLogic, Inc. ("RezLogic), and 6FigureJobs.com, Inc. ("6Figures"), (collectively the "Acquired Companies").

           These financial statements should be read in conjunction with the Company's most recent annual financial statements for the year ended May 31, 2001 which should be consulted for a summary of the significant accounting policies utilized by the Company. These interim financial statements are prepared following accounting policies consistent with the Company's financial statements for the year ended May 31, 2001, with the exception of a change in reporting currency and a change to United States generally accepted accounting principles, which are explained in Note 3. The Company has also adopted accounting policies in the period for revenue recognition relating to the revenue streams of the Acquired Companies. In management's opinion, all adjustments necessary for a fair presentation are reflected in the interim periods presented. All adjustments are of a normal, recurring nature.

NOTE 3:  SIGNIFICANT ACCOUNTING POLICIES

             Revenue recognition

           Workstream recognizes revenue when all of the following criteria are met: persuasive evidence of an agreement exists, the services have been provided, the price is fixed and determinable and collection is reasonably assured.

           Using these criteria, revenue for Applicant Tracking Software ("ATS") subscriptions are recognized ratably over the term of the contract, revenue from internet posting services are recognized ratably over the period of posting and other professional services are recognized when services are delivered to the customer. The incremental direct costs of obtaining ATS subscription contracts are deferred and recognized in earnings in the same pattern as revenue is recognized.

           Revenue from recruitment research is recognized when an assignment has been completed and delivered to the customer. No provision is made in the accounts for assignments in process.

           Revenue from outplacement services is recognized as services are provided. The Company provides for refunds at the time the revenue is recognized based on prior experience.

           Revenue from computer integration services is recognized as the services are performed.

             Goodwill and acquired intangible assets

           Effective June 1, 2001, the Company adopted the new Financial Accounting Standards Board statement 141 on business combinations and statement 142 on goodwill and other intangible assets. Under these rules, goodwill and other intangible assets with indefinite lives are not amortized, but subject to periodic impairment testing. Management will assess goodwill for impairment at least annually, and write down the carrying amount of goodwill as required.

           Intangible assets with a finite useful life recorded as a result of acquisition transactions are amortized over their estimated useful lives as follows:

               Acquired technologies              3 years straight line
               Customer base                      5 years straight line
               Intellectual property              5 years straight line

             Reporting currency

           Effective June 1, 2001, the Company adopted the US dollar as its reporting currency. Prior to this change, the Canadian dollar had been used as the Company's reporting currency. As a result, the financial statements for all periods prior to June 1, 2001 have been translated from Canadian dollars to US dollars. Income statement balances were translated at the average rate over the period, while balance sheet accounts were translated at the exchange rate as of the balance sheet date.

NOTE 4:  ACQUISITION TRANSACTIONS

Paula Allen Holdings, Inc. ("AAA")

           On July 27, 2001, the Company acquired 100% of AAA, a company that provides career transitioning and outplacement services, as well as computer system integration services, through offices located across North America. The Company pursued this acquisition as a means to facilitate an expansion into the United States, facilitated by AAA's established network of offices and the expansion strategy AAA already had in place. Furthermore, this acquisition extends Workstream's service offerings beyond a technology-enabled hiring management system to a broader suite of human capital technology and services.

           The definitive agreement, which was signed April 3, 2001 established the consideration for the acquisition as 4,000,000 common shares. At that date, the shares of Workstream had a closing market price of $1.375, resulting in a total value for the transaction of $5.5 million.

           An additional 1,000,000 shares of contingent consideration may be issued if the Company achieves specific revenue and profit targets, up to 500,000 shares may be issued for the eight-month period ended December 31, 2001 and up to 500,000 shares may be issued for the twelve-month period ending December 31, 2002. The amount of any contingent consideration to be issued as a result of attaining these targets as at December 31, 2001 had not yet been determined by management. Any contingent consideration issued will be added to the goodwill resulting from the acquisition.

           These financial statements include the results of operations of AAA from July 28, 2001.

           Management obtained an independent valuation of the net tangible and intangible assets acquired. The excess of the purchase price over the appraised value of the net tangible and identifiable intangible assets acquired was allocated to goodwill.

           The purchase price has been allocated as follows:

           Purchase price                                     $     5,500,000
           Cash contributed prior to acquisition                      300,000
           Acquisition costs                                          270,864
                                                              -----------------
           Total consideration                                      6,070,864

           Current assets                                             550,228
           Tangible long term assets                                  106,945
           Current liabilities assumed                             (1,080,912)
           Long term liabilities assumed                             (948,465)
           Intangible assets:
                          Database and related software               127,500
                          Customer base                             1,020,000
                          Future income tax liability                (350,500)
                          Intellectual property                       510,000
                                                              -----------------
           Total identifiable assets                                  (65,204)

           Goodwill                                           $     6,136,068
                                                              =================


           The goodwill resulting from the transaction has been allocated to the Career transition services business unit.

OMNIpartners, Inc. ("OMNI")

           On July 27, 2001, the Company also acquired 100% of the outstanding shares of OMNI, a Florida-based recruitment research firm providing recruitment research at an hourly rate as a lower cost alternative to traditional recruiting services. Management pursued this acquisition to increase the Company's penetration into the U.S. market and to further broaden the Company's suite of human capital technology and services.

           The Company issued 500,000 common shares upon closing. The definitive agreement was signed on May 18, 2001 when the closing share price was $2.00 per share, giving the acquisition a value of $1.0 million.

           An additional 1,000,000 shares of contingent consideration may be issued if OMNI achieves certain profit and revenue targets for the twelve months ending June 30, 2002. Any contingent consideration issued will be added to the goodwill resulting from the acquisition.

           The consolidated financial statements presented herein include the results of operations of OMNI from July 28, 2001.

           Management prepared a valuation of the net tangible and intangible assets acquired. The excess of the purchase price over the appraised value of the net tangible and identifiable intangible assets acquired was allocated to goodwill.

           The purchase price has been allocated as follows:

           Total purchase price                            $    1,000,000
           Cash contributed prior to acquisition                1,026,000
           Acquisition costs                                      157,101
                                                        ------------------
                                                                2,183,101
                                                        ------------------

           Current assets                                         932,064
           Tangible long term assets                              725,990
           Current liabilities assumed                           (766,712)
           Long term liabilities assumed                         (533,008)
           Intangible assets:
                          Contracts in process                     76,500
                          Acquired technology                      85,000
                          Future income tax asset                 312,500
                          Trademarks, domain names                 51,000
                                                        ------------------
           Total identifiable assets                              883,334
                                                        ------------------

           Goodwill                                        $    1,299,767
                                                        ==================

           The goodwill resulting from the transaction has been allocated to the Enterprise recruiting services business unit.

RezLogic, Inc.

           The Company acquired RezLogic on August 3, 2001. RezLogic provides recruitment process automation, offering web-based solutions for employers, staffing agencies, executive recruiters, contract placement firms and independent recruiters. Once integrated into the E-Cruiter HCM technology platform, RezLogic's technology will extend the functionality of through the addition of key innovations, including automated email input, MS-Word document processing, virus protection, streamlined resume capture and integrated graphical reports including Equal Employment Opportunity.

           For this acquisition, Workstream issued 445,545 common shares. The shares of Workstream were trading at $4.04 when the agreement was signed on June 29, 2001, resulting in a valuation of $1.80 million.

           The consolidated financial statements presented herein include the results of operations of RezLogic from August 3, 2001.

           Management prepared a valuation of the net tangible and intangible assets acquired. The excess of the purchase price over the appraised value of the net tangible and identifiable intangible assets acquired was allocated to goodwill.

           The purchase price has been allocated as follows:

           Purchase price                                         $ 1,800,000
           Acquisition costs                                          410,000
                                                               ---------------
                                                                    2,210,000
                                                               ---------------

           Current assets                                             495,295
           Tangible long term assets                                   75,661
           Current liabilities assumed                                (44,159)
           Intangible assets:
                          Future income tax liability                (465,500)
                          Acquired technology                         765,000
                          Intellectual property                       170,000
                          In-process research and development          51,000
                          Customer database                            85,000
                          Contracts in process                         59,500
                                                               ---------------
           Total identifiable assets                                1,191,797
                                                               ---------------

           Goodwill                                               $ 1,018,203
                                                               ---------------

           The goodwill resulting from the transaction has been allocated to the Enterprise recruiting services business unit.

           An additional 297,030 shares of contingent consideration may be issued, pending the achievement of certain revenue and profit targets for the twelve months ending June 30, 2002. Any contingent consideration issued will be added to the goodwill resulting from the acquisition.

6FigureJobs.com, Inc.

           The Company acquired 6Figures on October 16, 2001. 6Figures provides a variety of career management, recruitment advertising, resume database, and targeted research services to senior-level executives, employers and executive recruiters.

           For this acquisition, Workstream issued 1,294,498 common shares. The shares of Workstream were trading at an average price of $3.09 in the 10 days preceding the signature of the agreement, which was September 20, 2001, resulting in a valuation of $4.0 million.

           The consolidated financial statements presented herein include the results of operations of 6Figures from October 16, 2001.

           Management prepared a valuation of the net tangible and intangible assets acquired. The excess of the purchase price over the appraised value of the net tangible and identifiable intangible assets acquired was allocated to goodwill.

           The purchase price has been allocated as follows:

           Purchase price                                        $   4,000,000
           Acquisition costs                                           438,517
                                                            -------------------
                                                                     4,438,517
                                                            -------------------

           Current assets                                              878,410
           Tangible long term assets                                   155,953
           Current liabilities assumed                              (1,208,077)
           Intangible assets:
                          Acquired technology                          671,500
                          Intellectual property                        170,000
                          Trademarks and domain names                   34,000
                          Customer database                          2,975,000
                          Future income tax liability               (1,585,500)
                                                            -------------------
           Total identifiable assets                                 2,091,286
                                                            -------------------

           Goodwill                                              $   2,347,231
                                                            -------------------

           The goodwill resulting from the transaction has been allocated to the Recruiting Services business unit.

           An additional 323,625 shares of contingent consideration may be issued in the form of shares, pending the achievement of certain revenue and profit targets for the twelve month period ending September 30, 2002. Any contingent consideration issued will be added to the goodwill resulting from the acquisition.

ResumExpress

           In July 2001, the Company entered into a definitive agreement to acquire the technology and assets of Gonyea Career Marketing Inc., known as ResumeXpress. As consideration for the sale, we paid ResumeXpress a cash amount of $60,000. The acquisition was completed in August 2001. ResumeXpress enables job seekers to distribute their resumes to thousands of employers, recruiters and online resume database services across the U.S. and Canada. Resumes are distributed to those parties whose keywords are matched to the keywords found in each job seeker's resume. Using the ResumeXpress Web site, job seekers can post their resumes in a matter of minutes, and their resumes are posted for a six-month period on a personal resume Web page with a unique uniform resource locator, or URL.

Tech Engine

           In September 2001, the Company entered into a definitive agreement to acquire the technology and assets of Tech Engine, Inc. in exchange for the assumption of a promissory note in the amount of $171,000 plus acquisition costs. Tech Engine's software enables Workstream to rapidly develop career sites and job boards. The Company recorded intangible assets of $85,000 and goodwill of $97,409 on the purchase. The goodwill has been allocated to the Enterprise Recruiting Services division.


UNAUDITED PRO FORMA FINANCIAL INFORMATION

           The following unaudited pro forma financial information gives effect to the acquisitions made by Workstream as if the transactions occurred at the beginning of each of the six month periods ended November 30, 2001 and November 30, 2000.

                                               6 MONTHS ENDED NOVEMBER 30,    6 MONTHS ENDED NOVEMBER 30,
                                                           2001                          2000
                                               ----------------------------- ------------------------------
Revenues                                                    $    10,002,996                 $    9,711,913
Cost of revenues                                                  1,912,806                      2,409,261
                                               ----------------------------- ------------------------------
Gross profit                                                      8,090,189                      7,302,652

Expenses                                                         10,718,295                     12,225,529
                                               ----------------------------- ------------------------------

Operating loss                                                   (2,628,105)                    (4,922,877)
Interest and other income (expense)                                 196,689                        270,149
                                               ----------------------------- ------------------------------
Net loss                                                         (2,431,416)                    (4,652,728)
                                               ============================= ==============================

Weighted average number of common shares                         13,952,305                     13,952,305
                                               ============================= ==============================
Pro forma earnings per share                                $         (0.17)                $        (0.33)
                                               ============================= ==============================

NOTE 5:  GOODWILL AND ACQUIRED INTANGIBLE ASSETS

GOODWILL

           The following table summarizes the non-depreciable goodwill acquired during the six month period. No impairment losses were recovered during the six month period.

                                                  SIX MONTHS ENDED NOVEMBER 30,
                                                               2001
                                                  -----------------------------
Goodwill acquired in acquisition of AAA           $                6,136,068
Goodwill acquired in acquisition of OMNI                           1,299,767
Goodwill acquired in acquisition of RezLogic                       1,018,203
Goodwill acquired in acquisition of TechEngine                        97,409
Goodwill acquired in acquisition of 6Figures                       2,347,231
                                                  -----------------------------

Balance at November 30, 2001                      $               10,898,678
                                                  =============================

ACQUIRED INTANGIBLES

           The following table summarizes the depreciable intangible assets acquired during the six month period.


Customer base                                     $                4,080,000
Acquired technologies                                              1,793,042
Intellectual property                                                935,000
                                                  -----------------------------
                                                                   6,808,042
Amortization expense for the period                                 (348,652)
                                                  -----------------------------
Net acquired intangible assets                    $                6,459,390
                                                  =============================


NOTE 6:  LINES OF CREDIT

           At November 30, 2001, the Company had $902,892 outstanding on two lines of credit from Sun Trust Bank and Harris Bank. Certain assets of the Company, including short term investments, property and receivables, are pledged as collateral for these facilities.

                                         November 30, 2001       May 31, 2001
                                      ---------------------- -------------------
     Line of credit - Sun Trust       $           752,892    $            -
     Line of credit - Harris Bank                 150,000                 -
                                      ---------------------- -------------------

     Total line of credit             $           902,892    $            -
                                      ====================== ===================

           The Company's short term investments have been provided as collateral for the SunTrust line of credit. It bears interest at the rate of return on these short term investments plus 1.5%. During the period, the line of credit had an effective interest rate of 3.87%. The Company is permitted to draw up to $1,000,000 against this facility.

           The operating line of credit with Harris Bank is authorized for up to $150,000. The interest rate on this line of credit is subject to change from time to time based on changes in the lender's prime rate. During the period, the line of credit had an effective interest rate of 4.75%.

NOTE 7:  LONG TERM OBLIGATIONS

  Long term obligations consists of the following:

                                            Nov 30, 2001     May 31, 2001
                                        ------------------ ------------------
        Note payable - related party     $        156,237    $             -
        Small business loan                             -              5,148
        Capital leases                            181,599             84,486
        Lease inducement                          147,754            159,225
        Shareholder loan                          895,965                  -
                                        ------------------ ------------------
                                                1,381,555            248,859
        Less current portion                      351,926             52,462
                                        ------------------ ------------------
                                         $      1,029,629    $       196,397
                                        ================== ==================

           The note payable to a related party is non-interest bearing, and is repayable in monthly installments of $10,200.

           Capital lease obligations relate to office equipment, computers and software, and bear interest at rates that range from 7.5% to 20% per annum. These leases mature at various times through December 2005.

           The shareholder loan, which was assumed as part of the acquisition of AAA, is non-interest bearing and is repayable in quarterly installments of $52,500.

NOTE 8:  COMMON SHARES

           The Company has 13,925,305 shares that are outstanding. An additional 2,620,655 shares are being held in escrow as a result of the terms of the acquisitions that were consummated in the period. These shares may be released from escrow if certain profit and/or revenue targets are achieved. The periods covered by the escrow agreements extend until December 31, 2002.

NOTE 9:  SEGMENTED AND GEOGRAPHIC INFORMATION

           Prior to the acquisitions, the Company had one operating segment:
Enterprise recruiting services. As a result of the acquisitions, Workstream now has two distinct operating segments: Enterprise recruiting services and Career transition services. Operations are conducted in Canada and the United States. The following is a summary of the Company's operations by business segment and by geographic region for the three and six month periods ended November 30, 2001.

BUSINESS UNIT
THREE MONTHS ENDED                                   ENTERPRISE          CAREER TRANSITION            TOTAL
NOVEMBER 30, 2001                                RECRUITING SERVICES         SERVICES
                                                ---------------------- ---------------------- ----------------------
Revenue                                         $        1,845,692     $        2,546,152     $        4,391,844
Expenses                                                 2,621,165              2,167,728              4,788,893
                                                ---------------------- ---------------------- ----------------------

Business unit income (loss)                               (775,473)               378,424               (397,049)
                                                ====================== ======================

Corporate overhead, other revenues and expenses                                                         (517,518)
                                                                                              ----------------------
Net loss                                                                                      $         (914,567)
                                                                                              ======================
SIX MONTHS ENDED
NOVEMBER 30, 2001
Revenue                                         $        2,692,062     $        3,549,060     $        6,241,122
Expenses                                                 4,242,518              3,079,415              7,321,933
                                                ---------------------- ---------------------- ----------------------

Business unit income (loss)                             (1,550,456)               464,645             (1,080,811)
                                                ====================== ======================

Corporate overhead, other revenues and expenses                                                         (603,116)
                                                                                              ----------------------
Net loss                                                                                      $       (1,683,927)
                                                                                              ======================

Business unit assets                            $        9,228,879     $        1,833,536     $       11,062,415
Goodwill                                                 4,762,610              6,136,068             10,898,678
                                                ---------------------- ---------------------- ----------------------
                                                        13,991,489              7,969,604             21,961,093
                                                ====================== ======================
Assets not allocated to business units                                                                 1,000,000
                                                                                              ----------------------

Total assets                                                                                  $       22,961,093
                                                                                              ======================

GEOGRAPHY


THREE MONTHS ENDED                                     CANADA                   USA                   TOTAL
NOVEMBER 30, 2001
                                                ---------------------- ---------------------- ----------------------
Revenue                                         $          693,766     $        3,698,078     $        4,391,844
Expenses                                                   963,663              3,825,230              4,788,893
                                                ---------------------- ---------------------- ----------------------

Geographical income (loss)                                (269,897)              (127,152)              (397,049)
                                                ====================== ======================

Other revenues and expenses                                                                             (517,518)
                                                                                              ----------------------
Net loss                                                                                      $         (914,567)
                                                                                              ======================


SIX MONTHS ENDED
NOVEMBER 30, 2001
Revenue                                         $        1,326,618     $        4,914,504     $        6,241,122
Expenses                                                 1,722,293              5,599,640              7,321,933
                                                ---------------------- ---------------------- ----------------------

Geographical income (loss)                      $         (395,675)    $         (685,136)    $       (1,080,811)
                                                ====================== ======================
Corporate overhead, other revenues and expenses
                                                                                                        (603,116)
                                                                                              ----------------------
Net loss                                                                                      $       (1,683,927)
                                                                                              ======================


Geographic unit assets excluding
     goodwill                                   $        1,869,262     $        9,193,153     $       11,062,415
Goodwill                                                         -             10,898,678             10,898,678
                                                ---------------------- ---------------------- ----------------------
                                                $        1,869,262     $       20,091,831     $       21,961,093

Assets not allocated to specific
     geographic units                                                                                  1,000,000
                                                                                              ----------------------
Total assets                                                                                  $       22,961,093
                                                                                              ======================


NOTE 9:  RECENT ACCOUNTING PRONOUNCEMENTS

           During the six month period, the FASB issued SFAS No. 141 ("SFAS 141"), "Business Combinations". These standards are effective for all business combinations initiated after June 30, 2001, and require that the purchase method of accounting be used for all business combinations initiated after that date. The Company has applied SFAS 141 to all acquisitions in the period.

           During the six month period, the FASB issued SFAS No. 142 (SFAS 142"), "Goodwill and Other Intangible Assets". These standards are effective for fiscal years beginning after December 15, 2001, but apply immediately to any business combinations consummated after June 30, 2001. Early adoption is permitted for fiscal years beginning after March 15, 2001. SFAS 142 requires that goodwill and intangible assets deemed to have indefinite lives will no longer be amortized, including goodwill recorded in past business combinations, but will be subject to annual impairment tests in accordance with the new guidelines. Other intangible assets will continue to be amortized over their useful lives. The Company has fully adopted SFAS 142 in the period.

           In June 2001, the FASB approved the issuance of Statement of Financial Accounting Standards No. 143, Accounting for Asset Retirement Obligations (SFAS 143), which is effective for fiscal years beginning on or after June 15, 2002. This standard establishes accounting standards for the recognition and measurement of legal obligations associated with the retirement of tangible long-lived assets. The Company has not yet assessed the impact of the adoption of this new standard on its financial statements.

           In October 2001, the FASB issued Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" (SFAS 144). SFAS 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. The provisions of this statement are effective for financial statements issued for fiscal years beginning after December 15, 2001. The Company is in the process of evaluating the impact this standard will have on the financial statements.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD LOOKING STATEMENTS

Certain statements discussed in Item 2 (Management's Discussion and Analysis of Financial Condition and Results of Operations) and Item 3 (Quantitative and Qualitative Disclosures About Market Risk) and elsewhere in this Form 10-Q constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements concerning Management's expectations, strategic objectives, business prospects, anticipated economic performance and financial condition and other similar matters involve known and unknown risks, uncertainties and other important factors that could cause the actual results, performance or achievements of results to differ materially from any future results, performance or achievements discussed or implied by such forward-looking statements. Such risks, uncertainties and other important factors include, among others: inability to offer services that are superior and cost effective when compared to the services being offered by our competitors; we have no assurance that a client will remain a long term client as we generally enter into subscription agreements with our Ecruiter Enterprise clients for terms of one year or less; inability to further identify, develop and achieve success for new products, services and technologies; increased competition and its effect on pricing, spending, third-party relationships and revenues; as well as the inability to enter into successful strategic relationships and various other matters, many of which are beyond the Company's control and other factors as are described in
Item 3 D (Key Information-Risk Factors) of the Company's Form 20-F for the fiscal year ended May 31, 2001. The words "estimate," "project," "intend," "believe," "plan" and similar expressions are intended to identify forward-looking statements. Forward-looking statements speak only as of the date of the document in which they are made. We disclaim any obligation or undertaking to provide any updates or revisions to any forward-looking statement to reflect any change in our expectations or any change in events, conditions or circumstances on which the forward-looking statement is based.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the Consolidated Financial Statements of the Company and accompanying notes for the 3 and 6 month periods ended November 30, 2001. All figures are in United States dollars, except as otherwise noted.

OVERVIEW

Workstream Inc. is a leading provider of human capital management (HCM) services. The Company offers a combination of high-tech and high-touch services, giving customers the ability to manage their complete recruiting and outplacement needs on a single Workstream platform.

During the quarter the Company completed two acquisitions, Tech-Engine Inc. on October 10, 2001 and 6FigureJobs.com Inc. on October 16, 2001.

Tech-Engine Inc. provided Workstream with software for Job Board development and 6FigureJobs.com provides online recruiting services to Fortune 500 companies and executive search firms seeking professionals earning $100,000 and higher.

REVENUES

Consolidated Revenues were $4,391,844 for three months ended November 30, 2001 compared to $541,512 for the same period last year. The significant growth in revenues is attributed to the acquisition of Paula Allen Holdings Inc., Omnipartners Inc. and Rezlogic Inc., that occurred in the previous quarter ending August 31, 2001. These acquisitions contributed $3,451,042 for the quarter ended November 30, 2001. In addition, Workstream acquired 6FigureJobs.com Inc. on October 16, 2001 that also contributed $433,252 (post acquisition date) during the quarter.

Career transition service revenues for three months ended were $ 2,546,152 compared to $0 for the same period last year and was the largest contributor to total revenue this quarter compared to the same quarter last year. All of the revenue increase was due to the acquisition of Paula Allen Holding, acquired in July of this year.

Enterprise recruiting service revenues for three months ended were $ 1,845,692 compared to $ 541,512 for the same period last year. The increase in revenues was primarily due to the acquisition of Rezlogic Inc., Omnipartners and 6Figures.com Inc.

Consolidated Revenues for the six months ended November 30, 2001 were $ 6,241,122 compared to $ 1,073,894 for the same period last year. The significant increase in revenues were due to the above mentioned acquisition completed this year.

Pro-forma Revenues for the six months ended November were $ 10,002,996 compared to $ 9,711,913 for the same period last year. Pro-forma revenues include the revenues of all acquisitions for the full reporting periods, instead of from their acquisition date.

Management believes that these acquisitions will have a significant impact on future revenues by allowing the Company to deliver a full range of recruiting and outplacement products and services through its 21 offices across North America. We expect the growth trend shown in our pro forma results to continue as we continue to expand our network of offices.


COST OF REVENUES

Cost of Revenues for the three months ended November 30, 2001 were $846,568 compared to $334,257 for the same period last year. While the total cost of revenues has increased significantly due to the recent acquisitions, as a percentage of revenue these costs have declined from 61.7% for the three months ended November 30, 2000 to 19.3% for the same period this year. Career transition cost of revenues accounted for $ 334,935 of the total cost and Recruiting services was $ 511,633 for the quarter.

For the six months ended November 30, 2001, cost of revenues doubled, from $703,420 for the six months ended November 30, 2000 to $1,429,944. As a percentage of total revenues, cost of revenues dropped from 65.5% in the prior year to 22.9% in the current period, reflecting the impact of recent acquisitions. On a pro forma basis, cost of revenues decreased from $2,409,261 for the six months ended November 30, 2000 to $1,192,905 for the six months ended November 30, 2001. Since the consummation of the acquisitions, management has proceeded with the consolidation of certain cost centers and the elimination of redundant operations. This has resulted in a decrease compared to the pro forma cost of revenues on the six months ended November 30, 2000.

Cost of Revenues includes the cost of Network operations, client support and charges related to third-party services. The decline as a percentage of revenue is due to the recent acquisitions lower cost of delivery of products and services and the Company's ability to consolidate technology.

GROSS PROFITS

Consolidated gross profits were $3,545,276 for three months ended November 30, 2001, 80.7% of revenues compared to $207,255 or 38.3% for the same period last year. The significant increase in Gross Profits is due to the above mentioned acquisitions. Management believes margins should be maintained, since the newly-acquired service lines involve a significantly lower cost of delivery.

Career transition services gross profit was $ 2,211,217 or 86.8% of Career transition services revenues and Enterprise recruiting gross profit represented $ 1,334,059 or 72.3% of Enterprise recruiting service revenues for three months ended November 30, 2001.

Consolidated gross profits were $ 4,811,178 or 77.1% of revenues for six months ended November 30, 2001 compared to $ 370,474 or 34.5% of revenues for the same period last year. The significant improvement in the gross profit percentage is due to the lower cost of revenues contributed by the recently acquired service lines.

Pro-forma gross profits were $ 8,090,190 or 80.9% of revenues for six months ended November 30, 2001 compared to $ 7,302,652 or 75.2% of revenues for the same period last year.

OPERATING EXPENSES

Total Operating Expenses were $4,501,303 for the three months ended November 30, 2001, compared to $1,657,285 for the same period last year. The recent acquisitions accounted for $3,604,004 in total operating expense. Operating expenses for non-acquired operations were $897,299 for three months ended November 30, 2001, representing a 46% decline compared to the same period last time. The primary reason for the decline in operating expenses for the operations that existed prior to the recent acquisition the consolidation of operating functions and technology.

Total operating expenses were $ 6,705,967 for six months ended November 30, 2001 compared to $ 3,214,892 for the same period last year. On a pro-forma basis operating expenses were $ 10,718,295 for six months ended November 30, 2001 compared to $12,225,529 for the same period last year.

SELLING AND MARKETING

 Selling and Marketing expenses were $1,870,996 for the quarter ended November 30, 2001 compared to $656,654 for the same period last year. The increase in Sales expense is attributed to the above mentioned acquisitions. Commission expense is approximately 27% of the total Sales and Marketing expense and will increase as revenues grow. Of the total, 50% of the expenses were incurred by the Career transition services division.

For the six months ended November 30, 2001, Selling and Marketing expenses were $2,881,723, compared to $1,241,611 for the six months ended November 30, 2000. On a pro forma basis, Selling and Marketing expenses were $ 4,867,767 for the six months ended November 30, 2001, compared to $5,172,890 for the six months ended November 30, 2000. Management expects Selling and Marketing costs to continue to increase as the Company continues to expand its sales force and invest in developing and strengthening the new Workstream brand.

GENERAL AND ADMINISTRATIVE

General and administrative expenses were $2,050,783 for the three months ended November 30, 2001, compared to $344,531 for the same period last year. The primary reason for the increase is due to the recent acquisitions, approximately $1,514,640. Non-acquisition related G&A expenses increased due primarily to increased support cost for acquired business, which will be partially offset in the future by consolidation of some administrative functions.

General and administrative expenses for the six months ended November 30, 2001 were $2,585,579, compared to $629,125 for the six months ended November 30, 2000. On a pro forma basis, general and administrative expenses decreased from $4,533,477 for the six months ended November 30, 2000 to $4,011,492 for the six months ended November 30, 2001. The decrease is due to the elimination of redundant functions since consummation of the acquisitions across the acquired organizations.

RESEARCH AND DEVELOPMENT

Research and development costs were $189,846 for three months ended November 30, 2001 compared to $547,767 for the same period last year. The decline is primarily due to the acquisition of technology versus internal developed and the completion of various projects under development in prior periods. All of the Company's research and development efforts are incurred in the Enterprise Recruiting division.

For the six months ended November 30, 2001, research and development expenses were $534,909, compared to $1,122,690 for the six months ended November 30, 2000. The decrease is due primarily to a reduction in the number of third party consultants and employees in this area. As the Company integrated acquired technologies into existing platforms and completed in-process projects, headcount was reduced. On a pro forma basis, research and development expenses were $604,608 for the six months ended November 30, 2001, compared to $1,293,704 for the six months ended November 30, 2000.

DEPRECIATION/AMORTIZATION EXPENSE

Depreciation and Amortization expenses were $ 389,678 for the three months ended November 30, 2001, compared to $106,572 for the same period last year, with the amortization of acquired intangible assets representing the major contributor to the increase over the prior year. For the six months ended November 30, 2001, depreciation and amortization expense were $703,756, compared to $221,466 for the same period in the prior year.

INTEREST INCOME

Net Interest Income was $11,370 for three months ended November 30, 2001, compared to $196,291 for the same period last year. The significant decline was due to the decline in short-term investments, and the increase in long term debt. A total of $2,155,617 in debt was added to the Company's balance sheet as a result of the acquisitions. Short-term investments as of November 30, 2000 were $6,480,340 which represented capital raised from the Company's public offering in December 1999.

LIQUIDITY AND CAPITAL RESOURCES

At November 30, 2001, the Company had $1,525,503 in cash, cash equivalents, and short term investments. The Company has made significant investment in acquiring new service lines which has reduced available cash and increased long term debt. Furthermore, capital requirements have exceeded cash flows from operations in the quarter. While the above mentioned acquisitions have used cash during the quarter, it is anticipated that these investments will produce positive cash flow over the next 6 months.

For the six months ended November 30, 2001, cash used in operations totaled $415,571, consisting primarily of the net loss for the period of $1,683,927, offset by non-cash expenses such as depreciation, amortization, and non-cash compensation. While the acquired companies have used cash in the six months ended November 30, 2001 and as the Company continues to integrate the acquired companies. Management expects that cash flows from operations will be positive over the remainder of the fiscal year.

Net cash provided by investing activities was $1,013,442. The disposal of certain short term investments provided cash inflows of $2,936,256. A significant portion of these proceeds were used to pursue the Company's acquisition strategy. In the six months ended November 30, 2001, the Company expended a total of $1,135,091 in the acquisitions. In addition to this, a total of $1,258,747 had been advanced to acquired companies before the close of the transactions. An additional $59,753 was expended for capital assets as the Company improved its network infrastructure and integrated the technology platforms of the acquired companies to improve internal communications and efficiencies. This was offset by cash inflows from acquired companies of $569,566

Net cash used in financing activities was $274,207 for the six months ended November 30, 2001. This consisted primarily of the repayment of bank debt of $723,111, the repayment of capital leases of $45,340, and the repayment of a loan to a shareholder of an acquired company of $47,147. These cash expenditures were offset by additional bank financing of $541,391.

The Company has had operating losses since inception and has negative cash flow from operations for the six months ended November 30, 2001. Management believes that the consolidation of cost centers and elimination of redundancies in the acquired companies and the consolidation of ongoing operations and reductions in research and development efforts previously discussed will result in current cash reserves and credit facilities plus cash flows for operations to be sufficient to meet the Company's working capital and capital expenditure requirements through fiscal 2002.

ACQUISITIONS

We constantly endeavor to increase our share of, and strengthen our position in, the HCM market. A key component of our business strategy is to continue to acquire companies offering services similar or complementary to ours. The HCM market has experienced significant consolidation in the last several months as companies attempt to expand their service offerings and broaden their revenue bases to achieve rapid growth and profitability. Implementing our business strategy and identifying the consolidation trend in relatively early stages, we have actively pursued acquisition opportunities and completed acquisitions of several attractive companies.

In April 2001, we entered into a definitive agreement to acquire 100% of the outstanding shares of PAH and its subsidiaries, doing business as Allen and Associates. As initial consideration for the sale, we issued to the shareholders of PAH 4,000,000 of our common shares valued at approximately $5.5 million. In addition to the initial consideration, 1,000,000 common shares are being held in escrow, to be released upon the achievement of certain profit and revenue targets of the combined companies. The escrow agreement expires on December 31, 2002, at which time any shares remaining in escrow will be cancelled. The acquisition of PAH was completed in July 2001. PAH had 11 offices across the U.S. at the time of execution of the agreement, and established 9 additional offices by September 2001. Headquartered in Orlando, Florida, PAH is focused on career transition, job placing services and recruiting within the information technology, engineering, finance and marketing areas. PAH's online candidate recruitment and placement technology enables employers to search for candidates for employment in real time, reducing time to hire. PAH is also engaged in management consulting PAH's management consulting practice focuses on emerging technologies and extending HCM strategy. Leveraging the Internet and advanced technology, PAH's service integrates platforms, systems and software, including human resources management systems delivering innovative business processes that encourage corporate growth. For the year ended December 31, 2000, PAH had revenues of approximately $6.9 million and net losses of approximately $216,000.

In May 2001, we entered into a definitive agreement to acquire 100% of the shares of OMNIpartners, Inc. and its affiliates. As initial consideration for the sale, we issued to the shareholders of OMNIpartners 500,000 common shares valued at approximately $1 million. In addition to the initial consideration, 1,000,000 common shares are being held in escrow, to be released upon the achievement of certain profit and revenue targets of the acquired company. The escrow agreement expires on June 30, 2002, at which time any shares remaining in escrow will be cancelled. The acquisition of OMNIpartners was completed in July 2001. OMNIpartners was founded in 1990 and developed the concept of recruitment research at an hourly rate, as a lower-cost recruitment alternative. OMNIpartners offers a range of executive and professional recruitment research services to a wide array of industries including, retail, hotel, restaurant, gaming, food service, telecommunications, insurance, distribution, manufacturing, financial services and information technology. For its fiscal year ended December 31, 2000, OMNIpartners had revenues of approximately $7.8 million and net income of approximately $121,000.

In June 2001, we entered into a definitive agreement to acquire 100% of the shares of RezLogic, Inc., referred to as RezLogic, a company based in Colorado Springs, Colorado. As initial consideration for the sale, we issued to the shareholders of RezLogic 445,545 common shares valued at approximately $1.8 million. In addition to the initial consideration, 297,030 common shares are being held in escrow, to be released upon the achievement of certain profit and revenue targets of the acquired company. The escrow agreement expires on June 30, 2002, at which time any shares remaining in escrow will be cancelled. The acquisition of RezLogic was completed in August 2001. RezLogic is a leader in recruiting process automation offering Web-based recruiting process automation solutions for employers, staffing agencies, executive recruiters, contract placement firms and independent recruiters. We expect that the acquisition of RezLogic will provide us with an established U.S. sales channel for the applicant tracking systems, or ATS platform, and enable us to integrate additional functionality into existing platforms, such as equal employment opportunity, or EEO tracking. For the year ended December 31, 2000, RezLogic had revenues of approximately $734,000 and net loss of approximately $244,000. We believe that this reporting capability is essential to achieve a significant penetration of the U.S. market.

In July 2001, we entered into a definitive agreement to acquire the technology and assets of Gonyea Career Marketing Inc., known as ResumeXpress. As consideration for the sale, we paid ResumeXpress a cash amount of $60,000. The acquisition was completed in August 2001. ResumeXpress enables job seekers to distribute their resumes to thousands of employers, recruiters and online resume database services across the U.S. and Canada. Resumes are distributed to those parties whose keywords are matched to the keywords found in each job seeker's resume. Using the ResumeXpress Web site, job seekers can post their resumes in a matter of minutes, and their resumes are posted for a six-month period on a personal resume Web page with a unique uniform resource locator, or URL.

In September 2001, we entered into a definitive agreement to acquire 100% of the shares of 6FigureJobs.com, Inc. As initial consideration for the sale, we issued to the shareholders of 6FigureJobs 1,294,498 common shares valued at approximately $4 million. In addition to the initial consideration, 323,625 common shares are being held in escrow, to be released upon the achievement of certain profit and revenue targets of the acquired company. The escrow agreement expires on September 30, 2002, at which time any shares remaining in escrow will be cancelled. The acquisition was completed in October 2001. 6FigureJobs.com is a leader in executive search and recruitment services. 6FigureJobs.com provides career management, recruitment advertising, resume database and targeted research services for senior-level executives, employers and executive recruiters. We believe that this acquisition expands and enhances our existing executive career transition services which became available to us to offer as a result of our previous acquisitions, and provides applicant tracking clients with a premier advertising destination. For the year ended December 31, 2000 6FigureJobs.com had revenues of approximately $1.8 million and net losses of approximately $1.6 million.

In September 2001, we entered into a definitive agreement to acquire the technology and assets of Tech Engine, Inc. in exchange for the assumption of a promissory note in the amount of $171,000. Tech Engine's software enables Workstream to rapidly develop career sites and job boards.

We believe that these acquisitions are important to our evolution from a recruitment application service provider into an HCM business process aggregator. These additions have broadened our revenue base, diversified our product offering, and added over 200 employees to our work force and 20 revenue generating locations across North America.

ITEM 3.      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We are primarily exposed to market risks associated with fluctuations in interest rates and foreign currency exchange rates.

INTEREST RATE RISKS

Our exposure to interest rate fluctuations relates primarily to our short-term investment portfolio and our bank credit. We invest our surplus cash in an investment trust established by a Canadian chartered bank, and in a Certificate of Deposit in a bank in the United States. The investment trust holds various short-term, low-risk instruments, and can be withdrawn without penalty at any time. The interest income from these investments is subject to interest rate fluctuations which our management believes will not have a material impact on our financial position.

We have a revolving line of credit with Suntrust bank, which bears interest at a rate of 3.87% until October 2002. As of November 30, 2001, $ 752,892 had been drawn on the line of credit. We also have a revolving line of credit with Harris bank, which bears interest at the rate of 4.75%. As of November 30, 2001, $ 150,000 had been drawn on the line of credit.

The impact on net interest income of a 100 basis point adverse change in interest rates for the fiscal year ended May 31, 2001 would have been less than $10,000.

FOREIGN CURRENCY RISK

We have monetary assets and liabilities balances denominated in Canadian Dollars, including $313,854 of short-term investments. Our cash and cash equivalents are held in Canadian and U.S. dollars. As a result, fluctuations in the exchange rate of the Canadian dollar against the U.S. dollar will impact our reported cash position. Since a portion of our short-term investments are denominated in Canadian dollars, a 10% adverse change in foreign exchange rates would result in a decrease in our reported cash and short-term investments balance of approximately $ 30,000.

PART II - OTHER INFORMATION

ITEM 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

           On July 26, 2001, a special meeting of shareholders was held, and approval by majority of shareholders was given to elect new directors; pass a resolution approving the acquisitions of Paula Allen Holdings, Inc. and The OMNIpartners, Inc.; approve the amended stock option plan; approve the granting of options to two directors; and increase the minimum number of directors. The notice of meeting and management proxy circular for this meeting was filed under a Form 6-K on June 29, 2001. On October 3, 2001 an annual general meeting of shareholders was held and approval was given to approve the financial statements for the year-ended May 31, 2001 together with the auditor's report and the Annual Report to shareholders; elect directors of the Corporation; appoint PricewaterHouseCoopers as auditors; and approve the prior meeting minutes. The notice of meeting and management proxy circular for this meeting was filed under a 6K on August 31, 2001. On November 6, 2001 a special meeting of shareholders was held to approve the amendment of articles of the Corporation to change the name of the Corporation to Workstream Inc. The notice of meeting and management proxy circular was filed under a report on Form 6-K on October 11, 2001.

ITEM 5.      OTHER INFORMATION

Due to a change in the composition of our executive officers in November 2001, we no longer meet the requirements of the definition of a "foreign private issuer" under U.S. securities laws. Except as otherwise disclosed in this quarterly report, no other significant change has occurred since May 31, 2001.


ITEM 6.      EXHIBITS AND REPORTS ON FORM 8-K

A.         Exhibits:

                     None

B.         Reports on Form 8-K:

                     None

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                              Workstream Inc.
                              (Registrant)

DATE: January 14, 2002        By: /s/ Michael Mullarkey
                                 -----------------------------------------------
                              Michael Mullarkey,
                              Chairman of the Board and Chief Executive Officer
                              (Principal Executive Officer)



DATE: January 14, 2002        By: /s/ Paul Haggard
                                 -----------------------------------------------
                              Paul Haggard,
                              Chief Financial Officer and Secretary
                              (Principal Financial Officer)