Form 10-Q
period 2002-02-28
WORKSTREAM INC
filed 2002-04-12
CIK 1095266

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

      (Mark One)

         [X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended February 28, 2002 or
                               -----------------

         [ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from                          to
                              --------------------------  ---------------------

Commission file number 001-15503
                                -----------------------------------------------

                                 WORKSTREAM INC.
--------------------------------------------------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)

            Canada                                            N/A
--------------------------------------------------------------------------------
(IRS Employer Identification No.)              (State or Other Jurisdiction of
                                                Incorporation or Organization)

495 March Road, Suite 300, Ottawa, Ontario                   K2K 3G1
--------------------------------------------------------------------------------
 (Address of Principal Executive Offices)                   (Zip Code)

                                 (613) 236-2263
--------------------------------------------------------------------------------
              (Registrant's Telephone Number, Including Area Code)

--------------------------------------------------------------------------------
              (Former Name, Former Address and Former Fiscal Year,
                          if Changed Since Last Report)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

The total number of common shares, without par value, outstanding as of February 28, 2002 was 14,364,138*. The Registrant has no other class of common stock outstanding.


--------
* Excluding 2,120,655 common shares held in escrow under acquisition agreements.

                        WORKSTREAM INC. AND SUBSIDIARIES

                                TABLE OF CONTENTS

                                                                                                          Page No.
                                                                                                          --------
Part I.         Financial Information
                Item 1.      Unaudited Financial Statements
                                  Unaudited Consolidated Balance Sheet as of
                                      February 28, 2002 and May 31, 2001........................................ 2
                                  Unaudited Consolidated Statements of Operations for
                                      each of the Three and Nine Months Ended February
                                      28, 2002 and 2001......................................................... 3
                                  Unaudited Consolidated Statements of Cash Flows
                                      for each of the Nine Months Ended February
                                      28, 2002 and 2001......................................................... 4
                                  Unaudited Consolidated Statements of Comprehensive Loss
                                      for each of the Three and Nine Months Ended February
                                      28, 2002 and 2001......................................................... 5
                                  Notes to Unaudited Consolidated Financial Statements.......................... 6
                Item 2.      Management's Discussion and Analysis of Financial
                                  Condition and Results of Operations...........................................18
                Item 3.      Quantitative and Qualitative Disclosures About Market Risk.........................24
Part II.        Other Information
                Item 5.      Exhibits and Reports on Form 8-K ..................................................25

PART I - FINANCIAL INFORMATION
ITEM 1.  UNAUDITED FINANCIAL STATEMENTS

WORKSTREAM INC.
UNAUDITED CONSOLIDATED BALANCE SHEET

(UNITED STATES DOLLARS)

                                                                                 (UNAUDITED)                (AUDITED)
                                                                                  28-FEB-02                 31-MAY-01
                                                                                  ---------                 ---------
ASSETS
CURRENT ASSETS
     Cash and cash equivalents                                               $       781,811           $        65,483
     Short-term investments                                                        1,318,036                 3,518,962
     Accounts receivable, net of allowance for doubtful accounts of                1,273,946                   319,405
     $151,661 (May 31, 2001 - $13,142)
     Prepaid expenses                                                                122,561                   268,719
     Deferred tax asset                                                              193,255                         -
     Other receivables                                                               174,173                   161,520
                                                                             ---------------           ---------------
                                                                                   3,863,782                 4,334,089

PROPERTY, PLANT AND EQUIPMENT                                                      1,630,715                 1,036,641
DEFERRED COSTS                                                                             -                    17,993
OTHER ASSETS                                                                         138,454                         -
ACQUIRED INTANGIBLE ASSETS                                                         6,051,792                         -
GOODWILL                                                                          11,607,875                         -
                                                                             ---------------           ---------------
                                                                             $    23,292,618           $     5,388,723
                                                                             ===============           ===============

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
     Accounts payable                                                        $     1,093,190           $       318,889
     Accrued liabilities                                                           1,140,995                   350,578
     Line of credit                                                                1,142,892                         -
     Accrued compensation                                                            775,930                   204,049
     Current portion of long-term obligations                                         73,045                    52,462
        Current portion of related party obligations                               1,234,964                         -
     Deferred income tax liability                                                   635,133                         -
     Deferred revenue                                                              1,014,670                   224,291
                                                                             ---------------           ---------------
                                                                                   7,110,819                 1,150,269
DEFERRED INCOME TAX LIABILITY                                                      1,341,308                         -
LONG TERM RELATED PARTY OBLIGATIONS                                                  653,638                         -
LONG TERM OBLIGATIONS                                                                244,990                   196,397
                                                                             ---------------           ---------------
                                                                                   9,350,755                 1,346,666
                                                                             ---------------           ---------------

SHAREHOLDERS' EQUITY
CAPITAL STOCK
     Issued and outstanding - 14,364,138 common shares
     (May 31, 2001 - 7,712,262)                                                   31,720,391                18,913,625
     Additional paid in capital                                                      643,489                   577,364
     Accumulated other comprehensive income (loss)                                  (152,428)                   38,995
     Accumulated deficit                                                         (18,269,589)              (15,487,927)
                                                                             ---------------           ---------------
                                                                                  13,941,863                 4,042,057
                                                                             ---------------           ---------------
                                                                             $    23,292,618           $     5,388,723
                                                                             ===============           ===============

The accompanying notes are an integral part of these unaudited financial statements.

WORKSTREAM INC.
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNITED STATES DOLLARS)

                                      THREE MONTHS      THREE MONTHS        NINE MONTHS       NINE MONTHS
                                         ENDED              ENDED              ENDED             ENDED
                                      FEBRUARY 28,      FEBRUARY 28,       FEBRUARY 28,       FEBRUARY 28,
                                          2002              2001               2002               2001
                                      ------------      ------------       ------------       ------------
REVENUE                                $  4,332,903     $     485,272      $ 10,574,025      $  1,559,166

COST OF REVENUES                            795,664           304,127         2,225,608         1,007,547
                                       ------------      ------------      ------------      ------------

GROSS PROFIT                              3,537,239           181,145         8,348,417           551,619
                                       ------------      ------------      ------------      ------------

EXPENSES
     Selling and marketing                1,838,230           681,549         4,719,953         1,923,160
     General and administrative           2,007,577           218,324         4,593,156           847,449
     Research and development                87,241           574,243           622,150         1,696,933
     Amortization and depreciation          696,339           189,739         1,400,095           411,205
                                       ------------      ------------      ------------      ------------

                                          4,629,387         1,663,855        11,335,354         4,878,747
                                       ------------      ------------      ------------      ------------

OPERATING LOSS                           (1,092,148)       (1,482,710)       (2,986,937)       (4,327,128)

OTHER INCOME AND EXPENSES
     Interest and other income               11,068           105,997           112,055           434,562
     Interest and other expense             (19,912)          (12,996)          (86,665)          (30,573)
                                       ------------      ------------      ------------      ------------

                                             (8,844)           93,001            25,390           403,989
                                       ------------      ------------      ------------      ------------

LOSS BEFORE INCOME TAX                   (1,100,992)       (1,389,709)       (2,961,547)       (3,923,139)


     Recovery of Deferred Income
     Taxes                                    3,252                 -           179,880                 -
                                       ------------      ------------      ------------      ------------

NET LOSS FOR THE PERIOD                $ (1,097,740)     $ (1,389,709)     $ (2,781,667)     $ (3,923,139)
                                       ============      ============      ============      ============

WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING DURING THE
PERIOD                                   14,178,438         7,712,262        12,263,281         7,709,618
                                       ============      ============      ============      ============

BASIC AND DILUTED NET LOSS PER
SHARE                                  $      (0.08)     $      (0.18)     $      (0.23)     $      (0.51)
                                       ============      ============      ============      ============


The accompanying notes are an integral part of these unaudited financial statements.

WORKSTREAM INC.
UNAUDITED CONSOLIDATED STATEMENT OF CASH FLOWS
(UNITED STATES DOLLARS)

                                                                 NINE MONTHS    NINE MONTHS
                                                                    ENDED          ENDED
                                                                 FEBRUARY 28,   FEBRUARY 28,
                                                                     2002           2001
                                                                 ------------   ------------
CASH FLOWS FROM (USED IN)
OPERATING ACTIVITIES
   Net loss for the period                                      $(2,781,667)     $(3,923,139)
   Items not involving cash -
     Amortization and depreciation                                1,400,095          411,205
     Amortization of lease inducement                               (12,172)               -
     Non-cash loss on investments                                    18,999                -
     Non-cash adjustment to deferred tax asset and
     liabilities                                                    179,880                -
     Non-cash compensation expense included in results              150,000                -
Change in operating components of working capital                   397,191         (177,525)
                                                                -----------      -----------

                                                                   (647,674)      (3,689,459)
                                                                -----------      -----------

INVESTING ACTIVITIES
   Pre-acquisition advances to related parties                   (1,258,747)               -
   Acquisition of property, plant and equipment                     (68,935)        (802,749)
   Business acquisitions (net of acquired cash of $569,566)        (565,525)               -
   Acquisition of intangible assets                                 (54,091)               -
   Sale of short term investments                                 2,932,074        4,402,043
                                                                -----------      -----------

                                                                    984,776        3,599,294
                                                                -----------      -----------

FINANCING ACTIVITIES
   Proceeds from exercise of options                                 19,266           15,923
   Shareholder loan proceeds                                        750,000                -
   Shareholder loan repayment                                      (248,100)               -
   Repayment of bank debt                                          (943,362)        (150,657)
   Proceeds from bank financing                                   1,042,892          267,711
   Long term debt repayments                                        (50,045)         (27,306)
                                                                -----------      -----------

                                                                    570,651          105,671
                                                                -----------      -----------

   EFFECT OF EXCHANGE RATE CHANGES                                 (191,425)        (130,200)
                                                                -----------      -----------

   INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS FOR THE
   PERIOD                                                           716,328         (114,694)

   CASH AND CASH EQUIVALENTS,
   BEGINNING OF THE PERIOD                                           65,483          165,050
                                                                -----------      -----------

   CASH AND CASH EQUIVALENTS,
   END OF THE PERIOD                                            $   781,811      $    50,356
                                                                ===========      ===========

   SUPPLEMENTAL CASH FLOW INFORMATION
   Working capital acquired by issuance of shares                  (388,280)
   Property, plant and equipment acquired by issuance of
   shares                                                         1,060,629
   Debt acquired through acquisitions                             2,161,700
   Goodwill acquired through acquisitions                        11,607,875
   Intangible assets acquired through acquisitions                6,808,810

The accompanying notes are an integral part of these unaudited financial statements.

WORKSTREAM INC.
UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(UNITED STATES DOLLARS)

                               THREE MONTHS ENDED   THREE MONTHS ENDED  NINE MONTHS ENDED   NINE MONTHS ENDED
                               FEBRUARY 28, 2002    FEBRUARY 28, 2001   FEBRUARY 28, 2002   FEBRUARY 28, 2001
NET INCOME (LOSS)                $ (1,097,740)        $ (1,389,709)       $ (2,781,667)       $ ( 3,923,139)
OTHER COMPREHENSIVE INCOME
(LOSS)                                 -                    -                   -                   -
CUMULATIVE TRANSLATION
ADJUSTMENT                          (13,927)                -               (191,425)               -
                               ------------------- -------------------- ------------------- -------------------

COMPREHENSIVE LOSS               $ (1,111,667)       $ ( 1,389,709)       $ ( 2,973,092)      $ ( 3,923,139)
                               =================== ==================== =================== ===================





The accompanying notes are an integral part of these unaudited financial statements.

WORKSTREAM INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL  STATEMENTS

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

NOTE 2:  BASIS OF PRESENTATION

                  The consolidated interim unaudited financial statements included herein have been prepared by Workstream, without audit, in accordance with United States generally accepted accounting principles. The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. The earnings of the subsidiaries are included from the date of acquisition. At February 28, 2002, the Company's subsidiaries are Paula Allen Holdings, Inc. ("AAA"), OMNIpartners, Inc. ("OMNI"), RezLogic, Inc. ("RezLogic"), and 6FigureJobs.com, Inc. ("6Figures") (collectively, the "Acquired Companies").

                  These unaudited financial statements should be read in conjunction with the Company's most recent annual financial statements for the year ended May 31, 2001. These interim unaudited financial statements are prepared following accounting policies consistent with the Company's financial statements for the year ended May 31, 2001, with the exception of a change in reporting currency, which is explained in Note 3, and a change to United States generally accepted accounting principles. The Company has also adopted accounting policies in the period for revenue recognition relating to the revenue streams of the Acquired Companies. In management's opinion, all adjustments necessary for a fair presentation are reflected in the interim periods presented. All adjustments are of a normal, recurring nature.

NOTE 3:  SIGNIFICANT ACCOUNTING POLICIES

(a) Revenue recognition

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

(b) Goodwill and acquired intangible assets

                  Effective June 1, 2001, the Company adopted the new Financial Accounting Standards Board statement 141 on business combinations and statement 142 on goodwill and other intangible assets. Under these rules, goodwill and

WORKSTREAM INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL  STATEMENTS - - (Continued)

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

                  Intangible assets with a finite useful life recorded as a result of acquisition transactions are amortized over their estimated useful lives as follows:

                        Acquired technologies           3 years straight line
                        Customer base                   5 years straight line
                        Intellectual property           5 years straight line



(c) Reporting Currency

                  Effective June 1, 2001, the Company meets the definition of a domestic filer, as defined by the United States Securities and Exchange Commission Division of Corporation and Finance, and as a result, the Company adopted the US dollar as its reporting currency. Prior to this change, the Canadian dollar had been used as the Company's reporting currency. As a result of the change in reporting currency, the financial statements for all periods prior to June 1, 2001 have been translated from Canadian dollars to US dollars. Income statement balances were translated at the average rate over the period, while balance sheet accounts were translated at the exchange rate as of the balance sheet date.

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

                  Under this agreement an additional 1,000,000 shares of contingent consideration may be issued if the Company achieves specific revenue and profit targets. Of the 1,000,000 shares, up to 500,000 shares may be issued for the eight-month period ended December 31, 2001 and up to 500,000 shares may be issued for the twelve-month period ending December 31, 2002. On April 4, 2002, the Board of Directors approved the release of the first 500,000 shares from escrow following achievement of specific revenue and profit targets for the period ended December 31, 2001. The release has been recorded in these unaudited financial statements as at January 1, 2002, with goodwill and capital stock being increased by $687,500, representing the value of the released 500,000 shares at $1.375 per share, and the number of outstanding shares increased by 500,000. The escrow shares were distributed to the former owners of AAA, which Michael Mullarkey, the Company's chief executive officer, was a majority owner. Mr. Mullarkey received 437,500 shares of the total escrow shares distributed. Any remaining contingent consideration issued will be added to the goodwill resulting from the acquisition.

                  These unaudited financial statements include the results of operations of AAA from July 28, 2001.

WORKSTREAM INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL  STATEMENTS - - (Continued)

                  Management obtained an independent valuation of the net tangible and intangible assets acquired. The excess of the purchase price over the appraised value of the net tangible and identifiable intangible assets acquired was allocated to goodwill.

The purchase price has been allocated as follows:
Purchase price..............................................   $    6,187,500
Cash contributed prior to acquisition.......................          300,000
Acquisition costs...........................................          279,864
                                                               --------------
                                                                    6,767,364
                                                               --------------
Current assets..............................................          550,228
Tangible long term assets...................................          106,945
Current liabilities assumed.................................       (1,080,912)
Long term liabilities assumed...............................         (948,465)
Intangible assets:
         Database and related software......................          127,500
         Customer base......................................        1,020,000
         Future income tax liability........................         (350,500)
         Intellectual property..............................          510,000
                                                               --------------
Total identifiable assets...................................          (65,204)
                                                               --------------
Goodwill ...................................................   $    6,832,568
                                                               ==============
                  The goodwill resulting from the transaction has been allocated to the career transition services business unit.

OMNIpartners, Inc. ("OMNI")

                  On July 27, 2001, the Company acquired 100% of the outstanding shares of OMNI, a Florida-based recruitment research firm providing recruitment research at an hourly rate as a lower cost alternative to traditional recruiting services. Management pursued this acquisition to increase the Company's penetration into the U.S. market and to further broaden the Company's suite of human capital technology and services.

                  The Company issued 500,000 common shares upon closing. The definitive agreement was signed on May 18, 2001 when the closing share price was $2.00 per share, giving the acquisition a value of $1.0 million. Subsequent to July 27, 2001 the Company repurchased 100,000 shares at $2.00 per share from the former owner of OMNI. The purchase price for these shares is paid in four equal quarterly installments of $50,000 each, beginning December 31, 2001.

                  Under this agreement an additional 1,000,000 shares of contingent consideration may be issued if OMNI achieves certain profit and revenue targets for the twelve months ending June 30, 2002. Any contingent consideration issued will be added to the goodwill resulting from the acquisition.

                  The unaudited consolidated financial statements presented herein include the results of operations of OMNI from July 28, 2001.

                  Management prepared a valuation of the net tangible and intangible assets acquired. The excess of the purchase price over the appraised value of the net tangible and identifiable intangible assets acquired was allocated to goodwill.

WORKSTREAM INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL  STATEMENTS - - (Continued)

The purchase price has been allocated as follows:
Total purchase price........................................   $    1,000,000
Cash contributed prior to acquisition.......................        1,026,000
Acquisition costs...........................................          157,101
                                                               --------------
                                                               $    2,183,101
                                                               ==============

Current assets..............................................          932,064
Tangible long term assets...................................          725,990
Current liabilities assumed.................................         (766,712)
Long term liabilities assumed...............................         (545,705)
Intangible assets:
         Contracts in process...............................           76,500
         Acquired technology................................           85,000
         Future income tax asset............................          312,500
         Trademarks, domain names...........................           51,000
                                                               --------------
Total identifiable assets...................................          870,637
                                                               --------------
Goodwill ...................................................   $    1,312,464
                                                               ==============

                  The goodwill resulting from the transaction has been allocated to the enterprise recruiting services business unit.

RezLogic, Inc.

                  The Company acquired RezLogic on August 3, 2001. RezLogic provides recruitment process automation, offering web-based solutions for employers, staffing agencies, executive recruiters, contract placement firms and independent recruiters. Once integrated into the E-Cruiter HCM technology platform, RezLogic's technology will extend the functionality through the addition of key innovations, including automated email input, MS-Word document processing, virus protection, streamlined resume capture and integrated graphical reports including Equal Employment Opportunity.

                  For this acquisition, Workstream issued 445,545 common shares. The shares of Workstream were trading at $4.04 when the agreement was signed on June 29, 2001, resulting in an acquisition valuation of $1.80 million.

                  The unaudited consolidated financial statements presented herein include the results of operations of RezLogic from August 3, 2001.

                  Management prepared a valuation of the net tangible and intangible assets acquired. The excess of the purchase price over the appraised value of the net tangible and identifiable intangible assets acquired was allocated to goodwill.

WORKSTREAM INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL  STATEMENTS - - (Continued)

The purchase price has been allocated as follows:
Purchase price..............................................   $    1,800,000
Acquisition costs...........................................          410,000
                                                               --------------
                                                                    2,210,000
                                                               --------------
Current assets..............................................          495,295
Tangible long term assets...................................           75,661
Current liabilities assumed.................................          (44,159)
Intangible assets:
         Future income tax liability........................         (465,500)
         Acquired technology................................          765,000
         Intellectual property..............................          170,000
         In-process research and development................           51,000
         Customer database..................................           85,000
         Contracts in process...............................           59,500
                                                               --------------
Total identifiable assets...................................        1,191,797
                                                               --------------
Goodwill                                                       $    1,018,203
                                                               ==============

                  The goodwill resulting from the transaction has been allocated to the enterprise recruiting services business unit.

                  Under this agreement an additional 297,030 shares of contingent consideration may be issued, pending the achievement of certain revenue and profit targets for the twelve months ending June 30, 2002. Any contingent consideration issued will be added to the goodwill resulting from the acquisition.

6FigureJobs.com, Inc.

                  The Company acquired 6Figures on October 16, 2001. 6Figures provides a variety of career management, recruitment advertising, resume database, and targeted research services to senior-level executives, employers and executive recruiters.

                  For this acquisition, Workstream issued 1,294,498 common shares. The shares of Workstream were trading at an average price of $3.09 in the 10 days preceding the signature of the agreement, which was September 20, 2001, resulting in an acquisition valuation of $4.0 million.

                  The unaudited consolidated financial statements presented herein include the results of operations of 6Figures from October 16, 2001.

                  Management prepared a valuation of the net tangible and intangible assets acquired. The excess of the purchase price over the appraised value of the net tangible and identifiable intangible assets acquired was allocated to goodwill.

WORKSTREAM INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL  STATEMENTS - - (Continued)

The purchase price has been allocated as follows:
Purchase price..............................................   $    4,000,000
Acquisition costs...........................................          438,517
                                                               --------------
                                                                    4,438,517
                                                               --------------
Current assets..............................................          878,410
Tangible long term assets...................................          155,953
Current liabilities assumed.................................       (1,208,077)
Intangible assets:
         Acquired technology................................          671,500
         Intellectual property..............................          170,000
         Trademarks and domain names........................           34,000
         Customer database..................................        2,975,000
         Future income tax liability........................       (1,585,500)
                                                               ---------------
Total identifiable assets...................................        2,091,286
                                                               --------------
Goodwill                                                       $    2,347,231
                                                               ==============

                  The goodwill resulting from the transaction has been allocated to the Recruiting Services business unit.

                  An additional 323,625 shares of contingent consideration may be issued, pending the achievement of certain revenue and profit targets for the twelve month period ending September 30, 2002. Any contingent consideration issued will be added to the goodwill resulting from the acquisition.

ResumeXpress

                  In July 2001, the Company entered into a definitive agreement to acquire the technology and assets of Gonyea Career Marketing Inc., known as ResumeXpress. As consideration for the sale, Workstream paid ResumeXpress a cash amount of $60,000. The acquisition was completed in August 2001. ResumeXpress enables job seekers to distribute their resumes to thousands of employers, recruiters and online resume database services across the U.S. and Canada. Resumes are distributed to those parties whose keywords are matched to the keywords found in each job seeker's resume. Using the ResumeXpress Web site, job seekers can post their resumes in a matter of minutes, and their resumes are posted for a six-month period on a personal resume Web page with a unique uniform resource locator, or URL.

Tech Engine

                  In September 2001, the Company entered into a definitive agreement to acquire the technology and assets of Tech Engine, Inc. in exchange for the assumption of a promissory note in the amount of $186,638 plus acquisition costs. Tech Engine's software enables Workstream to rapidly develop career sites and job boards. The Company recorded intangible assets of $85,000 and goodwill of $97,409 on the purchase. The goodwill has been allocated to the Enterprise Recruiting Services division.

UNAUDITED PRO FORMA FINANCIAL INFORMATION

                  The following unaudited pro forma financial information gives effect to the acquisitions made by Workstream as if the transactions occurred at the beginning of each of the nine month periods ended February 28, 2002 and February 28, 2001.

WORKSTREAM INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL  STATEMENTS - - (Continued)

                                        9 MONTHS ENDED   9 MONTHS ENDED
                                         FEBRUARY 28,      FEBRUARY 28,
                                            2002              2001
                                        ------------      ------------
Revenues                                $ 14,335,899      $ 14,138,805
Cost of revenues                           2,708,470         3,552,132
                                        ------------      ------------
Gross profit                              11,627,429        10,586,673
Expenses                                  15,347,682        18,332,741
                                        ------------      ------------
Operating loss                            (3,720,253)       (7,746,068)
Interest and other income (expense)          191,097           366,309
                                        ------------      ------------
Net loss                                  (3,529,156)       (7,379,759)
                                        ============      ============
Weighted average number of common         12,263,281        12,263,281
shares                                  ============      ============

Pro forma earnings per share            $      (0.25)     $      (0.53)
                                        ============      ============

NOTE 5:  GOODWILL AND ACQUIRED INTANGIBLE ASSETS

(a) Goodwill

                  The following table summarizes the non-depreciable goodwill acquired during the nine month period. No impairment losses were recorded during the nine month period.

                                                                              NINE MONTHS ENDED
                                                                              FEBRUARY 28, 2002
                                                                         ---------------------
                  Goodwill acquired in acquisition of AAA                     $      6,832,568
                  Goodwill acquired in acquisition of OMNI                           1,312,464
                  Goodwill acquired in acquisition of RezLogic                       1,018,203
                  Goodwill acquired in acquisition of TechEngine                        97,409
                  Goodwill acquired in acquisition of 6Figures                       2,347,231
                                                                         ---------------------
                  Balance at February 28, 2002                                $     11,607,875
                                                                         =====================

(b) Acquired Intangibles

                  The following table summarizes the depreciable intangible assets acquired during the nine month period.

                  Customer base                                               $      4,080,000
                  Acquired technologies                                              1,793,810
                  Intellectual property                                                935,000
                                                                              ----------------
                                                                                     6,808,810
                  Accumulated amortization for 9 months ended                         (749,654)
                                                                              -----------------
                  Net acquired intangible assets                              $      6,059,156
                                                                              ================

WORKSTREAM INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL  STATEMENTS - - (Continued)

NOTE 6:   LINES OF CREDIT AND RESTRICTED CASH AND SHORT TERM INVESTMENTS

                  At February 28, 2002, the Company had $1,142,892 outstanding on two lines of credit from SunTrust Bank and Harris Bank. Certain assets of the Company, including short term investments, property and receivables, are pledged as collateral for these facilities.

                                                             February 28, 2002      May 31, 2001
                                                          -----------------------   -----------
                  Line of credit - SunTrust                    $  992,892                $    -
                  Line of credit - Harris Bank                    150,000                     -
                                                          -----------------------   -----------
                  Total line of credit                         $1,142,892                $    -
                                                          =======================   ===========

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

                  During the quarter ended February 28, 2002, the Company established a line of credit with the Bank of Montreal at an effective rate of 4.75%. The Company is permitted to draw up to $1,000,000 against this facility based on compensating balances on deposit with the bank. The Company was able to draw $350,000 as of February 28, 2002. The Company has not drawn on this line to date.

                  At February 28, 2002, a total of $1,375,570 of cash and short term deposits were pledged as collateral for these facilities and the Company's leases and therefore restricted from the Company's use, to the following institutions:

SunTrust Bank                                           $   992,892
SunTrust Bank - credit card department                      103,414
Royal Bank (facilities lease)                               168,539
Royal Bank (furniture lease)                                110,725
                                                        -----------
                                                        $ 1,375,570
                                                        ===========

WORKSTREAM INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL  STATEMENTS - - (Continued)

NOTE 7:   LONG TERM OBLIGATIONS

                  Long term obligations consists of the following:

                                          February 28, 2002       May 31, 2001
                                          --------------------   -------------
                  Small business loan        $         -                 5,148
                  Capital leases                 176,893                84,486
                  Lease inducement               141,142               159,225
                                          --------------------   -------------
                                                 318,035               248,859
                                          ====================   =============
                  Less current portion           73,045                 52,462
                                          --------------------   -------------
                                             $  244,990          $     196,397
                                          ====================   =============

                  Capital lease obligations relate to office equipment, computers and software, and bear interest at rates that range from 7.5% to 20% per annum. These leases mature at various times through December 2005.

NOTE 8:  RELATED PARTY OBLIGATIONS

Related party obligations consist of the following:

                                                           February 28, 2002
                                                          ------------------
                  Notes payable                                 $    146,038
                  Shareholder loans                                1,742,564
                                                          ------------------
                                                                   1,888,602
                  Less current portion                             1,234,964
                                                          ------------------
                                                                $    653,638
                                                          ==================

                  The note payable to a related party is non-interest bearing, and is repayable in monthly installments of $10,200 beginning in October 2001 and ending in April 2003.

                  During the quarter ended February 28, 2002, the Company received $750,000 in working capital loans from the Company's chief executive officer. These are repayable upon demand and earn interest at the United States prime rate.

                  The balance of the shareholder loans consists of a term loan assumed as part of the acquisition of AAA which is non-interest bearing and is repayable in quarterly installments of $52,500 beginning in April 2001 and ending in January 2005, and a non-interest bearing note payable to the former owner of OMNIpartners resulting from the repurchase of 100,000 of the Company's common shares, payable in four quarterly installments starting December 31, 2001 and ending September 30, 2002.

NOTE 9: COMMON SHARES

                  The authorized share capital consists of an unlimited number of no par value common shares. The Company has 14,364,138 shares that are outstanding, including the 500,000 shares released from escrow on April 4, 2002 related to the AAA acquisition. An additional 2,120,655 shares are being held in escrow as a result of the terms of acquisitions. These shares may be released from escrow if certain profit and/or revenue targets are achieved. The periods covered by the escrow agreements extend until December 31, 2002.

NOTE 10:  SEGMENTED AND GEOGRAPHIC INFORMATION

                  Prior to the acquisitions, the Company had one operating segment: Enterprise recruiting services. As a result of the acquisitions, Workstream now has two distinct operating segments: Enterprise recruiting services and Career transition services. Operations are conducted in Canada and the United States. The following is a summary of the Company's operations by

WORKSTREAM INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL  STATEMENTS - - (Continued)

business segment and by geographic region for the three and nine month periods ended February 28, 2002.

                                                 ENTERPRISE        CAREER TRANSITION
                                            RECRUITING SERVICES         SERVICES                TOTAL
                                            ------------------    --------------------  ------------------
BUSINESS UNIT
THREE MONTHS ENDED
FEBRUARY 28, 2002
Revenue                                         $   2,015,764       $    2,317,139          $    4,332,903
Expenses                                            2,394,643            2,333,960               4,728,603
                                            --------------------  ----------------      ------------------
Business unit income (loss)                          (378,879)             (16,821)               (395,700)
                                            ====================  ================
Corporate overhead, other revenues                                                                (702,040)
                                                                                        -------------------
and expenses
Net loss                                                                                    $   (1,097,740)
                                                                                        ===================
NINE MONTHS ENDED
FEBRUARY 28, 2002
Revenue                                         $  4,707,826        $    5,866,199          $   10,574,025
Expenses                                           6,637,161             5,413,375              12,050,536
                                            --------------------  ----------------      ------------------
Business unit income (loss)                       (1,929,335)              452,824              (1,476,511)
                                            ====================  ================
Corporate overhead, other revenues
and expenses                                                                                    (1,305,156)
                                                                                        -------------------
Net loss                                                                                    $   (2,781,667)
                                                                                        ===================
Business unit assets                            $  1,972,350        $    8,683,736          $   10,656,086
Goodwill                                           4,775,307             6,832,568              11,607,875
                                            --------------------  ----------------      ------------------
                                                   6,747,657            15,516,304              22,263,961
                                            ====================  ================
Assets not allocated to business units                                                           1,028,657
                                                                                        ------------------
Total assets                                                                                $   23,292,618
                                                                                        ==================

WORKSTREAM INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL  STATEMENTS - - (Continued)

GEOGRAPHY
THREE MONTHS ENDED FEBRUARY 28, 2002
                                                 CANADA              USA              TOTAL
                                            ----------------  ----------------  ----------------
Revenue                                         $    667,137    $    3,665,766   $     4,332,903
Expenses                                             865,117         3,863,486         4,728,603
                                            ----------------  ----------------  ----------------
Geographical income (loss)                          (197,980)         (197,720)         (395,700)
                                            ================= ================
Other revenues and expenses                                                             (702,040)
                                                                                ----------------
Net loss                                                                         $    (1,097,740)
                                                                                ================

NINE MONTHS ENDED
FEBRUARY 28, 2002
Revenue                                         $  1,993,755    $    8,580,270   $    10,574,025
Expenses                                           2,587,410         9,463,126        12,050,536
                                            ----------------- ----------------  ----------------
Geographical income (loss)                      $   (593,655)   $     (882,856)  $    (1,476,511)
                                            ================= ================
Corporate overhead, other revenues and
expenses                                                                        ----------------
                                                                                      (1,305,156)
Net loss                                                                         $    (2,781,667)
                                                                                ================
Geographic unit assets excluding goodwill       $  1,972,350    $    9,712,393   $    11,684,743
Goodwill                                                   -        11,607,875        11,607,875
                                            ----------------- ----------------- ----------------
                                                $  1,972,350    $   21,320,268   $    23,292,618
Assets not allocated to specific                                                               -
geographic units
                                                                                 ---------------
Total assets                                                                     $    23,292,618
                                                                                ================

NOTE 11:  RECENT ACCOUNTING PRONOUNCEMENTS

                  In June 2001, the FASB approved the issuance of Statement of Financial Accounting Standards No. 143, Accounting for Asset Retirement Obligations (SFAS 143), which is effective for fiscal years beginning after June 15, 2002. This standard establishes accounting standards for the recognition and measurement of legal obligations associated with the retirement of tangible long-lived assets. The Company has not yet assessed the impact of the adoption of this new standard on its financial statements.

                  In October 2001, the FASB issued Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" (SFAS 144). SFAS 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This standard replaces FAS 121, but retains its fundamental provisions with respect to the recognition and measurement of the impairment of long-lived assets to be held and used, and the measurement of long-lived assets to be disposed of by sale. This standard is effective for fiscal years beginning after June 15, 2002. The Company is in the process of evaluating the impact this standard will have on the financial statements.

NOTE 12: EARNINGS PER SHARE

                  For all the periods presented, diluted net loss per share equals basic net loss per share due to the antidilutive effect of employee stock options, warrants and escrowed shares. The following outstanding instruments could potentially dilute basic earnings per share in the future:

WORKSTREAM INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL  STATEMENTS - - (Continued)

                         THREE MONTHS ENDED
                         FEBRUARY 28, 2002

Stock options                  2,213,978
Escrowed shares                2,120,655
Underwriter warrants             490,000
                           -------------
Potential increase in
number of shares from
dilutive instruments           4,824,633
                           =============


The weighted average price of the options exercisable at February 28, 2002, was $3.12.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD LOOKING STATEMENTS

                  Certain statements discussed in Item 2 (Management's Discussion and Analysis of Financial Condition and Results of Operations) and
Item 3 (Quantitative and Qualitative Disclosures About Market Risk) and elsewhere in this Form 10-Q constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements concerning Management's expectations, strategic objectives, business prospects, anticipated economic performance and financial condition and other similar matters involve known and unknown risks, uncertainties and other important factors that could cause the actual results, performance or achievements of results to differ materially from any future results, performance or achievements discussed or implied by such forward-looking statements. Such risks, uncertainties and other important factors include, among others: inability to offer services that are superior and cost effective when compared to the services being offered by the Company's competitors; we have no assurance that a client will remain a long term client as we generally enter into subscription agreements with the Company's Ecruiter Enterprise clients for terms of one year or less; inability to further identify, develop and achieve success for new products, services and technologies; increased competition and its effect on pricing, spending, third-party relationships and revenues; as well as the inability to enter into successful strategic relationships and various other matters, many of which are beyond the Company's control and other factors as are described in Item 3 D (Key Information-Risk Factors) of the Company's Form 20-F for the fiscal year ended May 31, 2001. The words "estimate," "project," "intend," "believe," "plan" and similar expressions are intended to identify forward-looking statements. Forward-looking statements speak only as of the date of the document in which they are made. The Company disclaims any obligation or undertaking to provide any updates or revisions to any forward-looking statement to reflect any change in the Company's expectations or any change in events, conditions or circumstances on which the forward-looking statement is based.

                  The following discussion and analysis should be read in conjunction with the unaudited consolidated financial statements of the Company and accompanying notes for the 3 and 9 month periods ended February 28, 2002. All figures are in United States dollars, except as otherwise noted.

                  Management has prepared unaudited pro forma financial information which can be found in Note 4 of the unaudited financial statements. Management's discussion and analysis refers to this information. All pro forma financial information gives effect to the acquisitions made by the Company as if the transactions had occurred at the beginning of the nine month periods ended February 28, 2002 and February 28, 2001.

OVERVIEW

                  Workstream Inc (the "Company") is a leading provider of human capital management (HCM) services. The Company offers a combination of high-tech and high-touch services, giving customers the ability to manage their complete recruiting and outplacement needs on a single Workstream platform.

                  The past nine months have resulted in significant changes in the business. During the first six months of this fiscal year the Company completed the acquisition of Paula Allen Associates, OMNIpartners, 6FiguresJobs.com, Rezlogic, ResumeXpress and Tech-Engine (the "Acquired Companies"). These acquisitions dramatically increased the service offerings and revenue streams for the Company. During the third quarter the Company has focussed on integrating the acquired entities and expanding the reach of the existing business.

                  The Company's recruiting research revenues have declined on a pro forma basis for the nine months ended February 28, 2002 due primarily to the overall economic slowdown, while career transition and enterprise sales revenues have increased by more than 40% for the same period. The decline in recruiting research revenues has required the Company to reduce certain cost to achieve profitability in the recruiting segment.

                  Following completion of the acquisitions, the Company has been working to expand its market reach, most notably through the addition of 9 offices of Paula Allen Associates. It has also been reducing costs by consolidating operations, resulting in staff reductions of redundant positions and related overhead and significantly reducing research and development expenditures.



REVENUES

                  Consolidated Revenues were $4,332,903 for the three months ended February 28, 2002 compared to $485,272 for the same period last year. The significant growth in revenues is attributed to the Acquired Companies. These acquisitions contributed $3,864,977 for the quarter ended February 28, 2002.

                  Career transition service revenues for the three months ended were $2,317,139 and were the largest contributor to total revenue this quarter. All of the revenue in this segment is attributable to the acquisition of Paula Allen Holdings, acquired in July of this fiscal year. The revenue in this segment decreased slightly compared to the prior quarter due to a slow down during the holiday season which is traditionally a slow period in the Career Transition industry. December revenues were $563,680 compared with January and February that generated revenues of $875,556 and $877,903, respectively. Management believes that January and February revenues are more reflective of revenues going forward.

                  Enterprise recruiting service revenues for the three months ended February 28, 2002, were $2,015,764 compared to $485,272 for the same period last year. The increase in revenues was primarily due to the acquisition of Rezlogic Inc., OMNIpartners and 6Figures.com Inc. in fiscal year 2002.

                  Consolidated Revenues for the nine months ended February 28, 2002 were $10,574,025 compared to $1,559,166 for the same period last year. The significant increase in revenues were due to the above mentioned acquisitions completed this fiscal year.

                  Pro-forma Revenues for the nine months ended February were $14,335,899 compared to $14,138,805 for the same period last year. Pro-forma revenues include the revenues of all acquisitions for the full reporting periods, instead of from their acquisition date.

                  Management believes that these acquisitions will have a significant impact on future revenues by allowing the Company to deliver a full range of recruiting and outplacement products and services through its 21 offices across North America. The Company expects the growth trend shown in its pro forma results to continue as the Company continues to expand its network of offices.

COST OF REVENUES

                  Cost of Revenues for the three months ended February 28, 2002 were $795,664 compared to $304,127 for the same period last year. While the total cost of revenues has increased significantly due to the recent acquisitions, as a percentage of revenue these costs have declined from approximately 63% for the three months ended February 28, 2001 to 18% for the same period this year. Career transition cost of revenues accounted for $323,066 and Recruiting services was $472,598 of the total cost for the quarter.

                  For the nine months ended February 28, 2002, cost of revenues doubled, from $1,007,547 for the nine months ended February 28, 2001 to $2,225,608. As a percentage of total revenues, cost of revenues dropped from 65% in the prior year to 21% in the current period, reflecting the impact of recent acquisitions. On a pro forma basis, cost of revenues decreased from $3,552,132 for the nine months ended February 28, 2001 to $2,708,470 for the nine months ended February 28, 2002. Since the consummation of the acquisitions, management has proceeded with the consolidation of certain cost centers and the elimination of redundant operations. This has resulted in a decrease compared to the pro forma cost of revenues for the nine months ended February 28, 2001.

                  Cost of Revenues includes the cost of network operations, client support and charges related to third-party services. The decline as a percentage of revenue is due to the recent acquisitions' lower cost of delivery of products and services and the Company's ability to consolidate technology.

GROSS PROFITS

                  Consolidated gross profits were $3,537,239 for the three months ended February 28, 2002 or 82% of revenues compared to $181,145 or 37% for the same period last year. The significant increase in Gross Profits is due to the above mentioned acquisitions. Management believes that these margins should be maintained, since the newly-acquired service lines involve a significantly lower cost of delivery.

                  Career transition services gross profit was $1,994,073 or 86% of Career transition services revenues and Enterprise recruiting gross profit represented $1,543,166 or approximately 77% of Enterprise recruiting service revenues for the three months ended February 28, 2002.

                  Consolidated gross profits were $8,348,417 or 79% of revenues for nine months ended February 28, 2002 compared to $551,619 or 35% of revenues for the same period last year. The significant improvement in the gross profit percentage is due to the lower cost of revenues contributed by the recently acquired service lines.

                  Pro-forma gross profits were $11,627,429 or 81% of revenues for nine months ended February 28, 2002 compared to $10,586,673 or 75% of revenues for the same period last year.

OPERATING EXPENSES

                  Total Operating Expenses were $4,629,387 for the three months ended February 28, 2002, compared to $1,663,855 for the same period last year. The recent acquisitions accounted for $3,965,149 in total operating expense. Operating expenses for non-acquired operations were $664,238 for the three months ended February 28, 2002, representing an approximately 60% decline compared to the same period last year. The primary reason for the decline in operating expenses for the operations that existed prior to the recent acquisitions is the consolidation of operating functions and technology.

                  Total operating expenses were $11,335,354 for the nine months ended February 28, 2002 compared to $4,878,747 for the same period last year. On a pro-forma basis, operating expenses were $15,347,682 for nine months ended February 28, 2002 compared to $18,332,741 for the same period last year.

SELLING AND MARKETING

                   Selling and marketing expenses were $1,838,230 for the quarter ended February 28, 2002 compared to $681,549 for the same period last year. This increase is attributed to the above mentioned acquisitions. Commission expense is approximately 10% of the total selling and marketing expense and is expected to increase at the same rate as revenues grow.

                  For the nine months ended February 28, 2002, selling and marketing expenses were $4,719,953, compared to $1,923,160 for the nine months ended February 28, 2001. On a pro forma basis, selling and marketing expenses were $6,157,464 for the nine months ended February 28, 2002, compared to

$7,699,751 for the nine months ended February 28, 2001. Management expects selling and marketing costs to continue to increase as the Company continues to expand its sales force and invest in developing and strengthening the new Workstream brand.

GENERAL AND ADMINISTRATIVE

                  General and administrative expenses were $2,007,577 for the three months ended February 28, 2002, compared to $218,324 for the same period last year, an increase of $1,789,253, reflecting increased cost related to the Acquired Companies, which management believes will be partially offset in the future by continued consolidation of some administrative functions.

                  General and administrative expenses for the nine months ended February 28, 2002 were $4,593,156, compared to $847,449 for the nine months ended February 28, 2001. On a pro forma basis, general and administrative expenses decreased from $10,632,990 for the nine months ended February 28, 2001 to $8,493,879 for the nine months ended February 28, 2002. The decrease is due to the elimination of redundant functions across the acquired organizations since consummation of the acquisitions.

RESEARCH AND DEVELOPMENT

                  Research and development costs were $87,241 for the three months ended February 28, 2002 compared to $574,243 for the same period last year. The decline is primarily due to the completion of various projects under development in prior periods and the Company's strategy to acquire technology through acquisition. The Company feels that it can acquire new technology at less cost and more efficiently than developing new software platforms with internal resources. All of the Company's research and development efforts are incurred in the Enterprise Recruiting division.

                  For the nine months ended February 28, 2002, research and development expenses were $622,150, compared to $1,696,933 for the nine months ended February 28, 2001. The decrease is due primarily to a reduction in the number of third party consultants and employees in this area. As the Company integrated acquired technologies into existing platforms and completed in-process projects, headcount was reduced. On a pro forma basis, research and development expenses were $803,782 for the nine months ended February 28, 2002, compared to $1,938,997 for the nine months ended February 28, 2001.

DEPRECIATION/AMORTIZATION EXPENSE

                  Depreciation and amortization expenses were $696,339 for the three months ended February 28, 2002, compared to $189,739 for the same period last year, with the amortization of acquired intangible assets representing $401,002 of the increase over the prior year and the balance related to depreciation of tangible assets obtained by the acquisitions. For the nine months ended February 28, 2002, depreciation and amortization expense were $1,400,095, compared to $411,205 for the same period in the prior year. On a pro forma basis, depreciation and amortization expense was $1,927,515 for the nine months ended February 28, 2002 and $1,915,768 for the nine months ended February 28, 2001.

INTEREST INCOME

                  Interest income was $11,068 for the three months ended February 28, 2002, compared to $105,997 for the same period last year. The significant decline was due to the decline in short-term investments, and the increase in long term debt. A total of $2,155,617 in debt was added to the Company's balance sheet as a result of the acquisitions. Short-term investments as of February 28, 2001, were $4,504,620 which represented the remaining capital raised from the Company's public offering in December 1999.

                  Interest expense was $ 19,912 for the three months ended February 28, 2002, compared to $12,996 for the same period last year. The increased interest expense was due to increases in both short and long-term obligations.

GOODWILL

Goodwill was increased by $687,500 during the quarter due to the release to the former owners of Paula Allen Holdings Inc., of 500,000 shares valued at $1.375 per share from escrow as the Company achieved the specific revenue and profit targets set by the Paula Allen Holdings acquisition agreement for the period ended December 31, 2001.

LIQUIDITY AND CAPITAL RESOURCES

                  At February 28, 2002, the Company had $2,099,847 in cash, cash equivalents, and short term investments. The Company has made significant investment in acquiring new service lines which has reduced available cash and increased long term debt. Furthermore, capital requirements have exceeded cash flows from operations in the quarter. At February 28, 2002, $1,375,570 of these cash and short term investment balances were restricted from use because they were collateral for debt, leases and a letter of guarantee. These restricted cash balances will be reduced quarterly by lease and rent payments and any repayments on lines of credit.

                  In addition, several merchant banks have required the Company to place reserve deposits on the Company's merchant accounts due to the high volume of credit card usage by the Company's clients. As of February 28, 2002, approximately $103,414 were held by such banks. These deposits will be reviewed quarterly and may be returned to the Company based on activity surrounding credits issued .

                  For the nine months ended February 28, 2002, cash used in operations totaled $647,674, consisting primarily of the net loss for the period of $2,781,667, offset by non-cash expenses such as depreciation, amortization, and non-cash compensation. The change in working capital for the nine months ended February 28, 2002, was $397,191, primarily due to the increase in current liabilities offset by the increase in accounts receivable from Acquired Companies.

                  Net cash provided by investing activities during the nine month period ended February 28, 2002, was $984,776. The disposal of certain short term investments provided cash inflows of $2,932,074. A significant portion of these proceeds were used to pursue the Company's acquisition strategy. In the nine months ended February 28, 2002, the Company expended a total of $1,824,272 on acquisitions, including a total of $1,258,747 that had been advanced to Acquired Companies before the close of the transactions. An additional $68,935 was expended for capital assets as the Company improved its network infrastructure and integrating the technology platforms of the Acquired Companies to improve internal communications and efficiencies.

                    Net cash generated by financing activities was $570,651 for the nine months ended February 28, 2002. Financing outflows consisted primarily of the repayment of bank debt of $943,362 and the repayment of a loan to a shareholder of an acquired company of $248,100. The Company's chief executive officer has provided the Company with $400,000 in short term loans to offset the negative cash flow created by the new credit card deposit requirements. In addition, the Company's chief executive officer provided $350,000 to establish a new line of credit with the Bank of Montreal. The Company has also drawn an additional $1,042,892 on existing bank facilities for the nine months ended February 28, 2002.

                  The Company has had operating losses since inception and has negative cash flow from operations for the nine months ended February 28, 2002. However, the elimination of redundancies in the Acquired Companies, the consolidation of ongoing operations and reductions in research and development efforts previously discussed, has reduced the monthly negative cash flows over the quarter ended February 28, 2002, such that cash flow from operations for both January and February of 2002 has improved. Management believes that these changes, along with further consolidation of cost centers and elimination of redundancies will result in cash flows from operations which, together with current cash reserves and credit facilities, will be sufficient to meet the Company's working capital and capital expenditure requirements for the foreseeable future.

                  The Company is currently reviewing alternative financing, which may include the consolidation and/or restructure of current lines of credit and other debt obligations.

ACQUISITIONS

                  The Company constantly endeavors to increase its share of, and strengthen its position in, the HCM market. A key component of the Company's business strategy is to continue to acquire companies offering services similar or complementary to ours. The HCM market has experienced significant consolidation in the last several months as companies attempt to expand their service offerings and broaden their revenue bases to achieve rapid growth and profitability. Implementing the Company's business strategy and identifying the consolidation trend in relatively early stages, the Company has actively pursued acquisition opportunities and completed acquisitions of several attractive companies.

                  In April 2001, the Company entered into a definitive agreement to acquire 100% of the outstanding shares of Paula Allen Holdings and its subsidiaries, doing business as Allen and Associates ("AAA"). As initial consideration for the sale, the Company issued to the shareholders of AAA 4,000,000 of its common shares valued at approximately $5.5 million. The acquisition of AAA was completed in July 2001. In addition to the initial consideration, 1,000,000 common shares were initially held in escrow, to be released upon the achievement of certain profit and revenue targets of the combined companies. The escrow agreement expires on December 31, 2002, at which time any shares remaining in escrow will be cancelled. On April 4, 2002, after the Company had achieved the revenue and profit targets set for the period ended December 31, 2001, the Company's Board of Directors approved the release of the first 500,000 shares from escrow. AAA had 11 offices across the U.S. at the time of execution of the agreement, and established 9 additional offices by September 2001. Headquartered in Orlando, Florida, AAA is focused on career transition, job placing services and recruiting within the information technology, engineering, finance and marketing areas. AAA's online candidate recruitment and placement technology enables employers to search for candidates for employment in real time, reducing time to hire. AAA is also engaged in management consulting. AAA's management consulting practice focuses on emerging technologies and extending HCM strategy. Leveraging the Internet and advanced technology, AAA's service integrates platforms, systems and software, including human resources management systems delivering innovative business processes that encourage corporate growth. For the year ended December 31, 2000, AAA had revenues of approximately $6.9 million and net losses of approximately $216,000.

                  In May 2001, the Company entered into a definitive agreement to acquire 100% of the shares of OMNIpartners, Inc. and its affiliates. As initial consideration for the sale, the Company issued to the shareholders of OMNIpartners 500,000 common shares valued at approximately $1 million. Subsequent to July 27, 2001 the Company purchased 100,000 shares at $2.00 from the former owner of OMNIpartners and is making equal quarterly payments of $50,000 beginning December 31, 2001. In addition to the initial consideration, 1,000,000 common shares are being held in escrow, to be released upon the achievement of certain profit and revenue targets of OMNIpartners. The escrow agreement expires on June 30, 2002, at which time any shares remaining in escrow will be cancelled. Management believes that these profits and revenue targets will not be achieved. The acquisition of OMNIpartners was completed in July 2001. OMNIpartners was founded in 1990 and developed the concept of recruitment research at an hourly rate, as a lower-cost recruitment alternative. OMNIpartners offers a range of executive and professional recruitment research services to a wide array of industries including retail, hotel, restaurant, gaming, food service, telecommunications, insurance, distribution, manufacturing, financial services and information technology. For its fiscal year ended December 31, 2000, OMNIpartners had revenues of approximately $7.8 million and net income of approximately $121,000.

                  In June 2001, the Company entered into a definitive agreement to acquire 100% of the shares of RezLogic, Inc., referred to as RezLogic, a company based in Colorado Springs, Colorado. As initial consideration for the sale, the Company issued to the shareholders of RezLogic 445,545 common shares valued at approximately $1.8 million. In addition to the initial consideration, 297,030 common shares are being held in escrow, to be released upon the achievement of certain profit and revenue targets of RezLogic. The escrow agreement expires on June 30, 2002, at which time any shares remaining in escrow will be cancelled. Management believes that these profit and revenue targets will not be achieved. The acquisition of RezLogic was completed in August 2001. RezLogic is a leader in recruiting process automation offering Web-based recruiting process automation solutions for employers, staffing agencies, executive recruiters, contract placement firms and independent recruiters. The Company expects that the acquisition of RezLogic will provide the Company with an established U.S. sales channel for the applicant tracking systems, or ATS platform, and enable the Company to integrate additional functionality into existing platforms, such as equal employment opportunity, or EEO tracking. For the year ended December 31, 2000, RezLogic had revenues of approximately $734,000 and net loss of approximately $244,000. The Company believes that this reporting capability is essential to achieve a significant penetration of the U.S. market.

                  In July 2001, the Company entered into a definitive agreement to acquire the technology and assets of Gonyea Career Marketing Inc., known as ResumeXpress. As consideration for the sale, the Company paid ResumeXpress a cash amount of $60,000. The acquisition was completed in August 2001. ResumeXpress enables job seekers to distribute their resumes to thousands of employers, recruiters and online resume database services across the U.S. and Canada. Resumes are distributed to those parties whose keywords are matched to the keywords found in each job seeker's resume. Using the ResumeXpress Web site, job seekers can post their resumes in a matter of minutes, and their resumes are posted for a six-month period on a personal resume Web page with a unique uniform resource locator, or URL.

                  In September 2001, the Company entered into a definitive agreement to acquire 100% of the shares of 6FigureJobs.com, Inc. As initial consideration for the sale, the Company issued to the shareholders of 6FigureJobs 1,294,498 common shares valued at approximately $4 million. In addition to the initial consideration, 323,625 common shares are being held in escrow, to be released upon the achievement of certain profit and revenue targets of 6FigureJobs.com. The escrow agreement expires on September 30, 2002, at which time any shares remaining in escrow will be cancelled. The acquisition was completed in October 2001. 6FigureJobs.com is a leader in executive search and recruitment services. 6FigureJobs.com provides career management, recruitment advertising, resume database and targeted research services for senior-level executives, employers and executive recruiters. The Company believes that this acquisition expands and enhances its existing executive career transition services which became available to the Company to offer as a result of its previous acquisitions, and provides applicant tracking clients with a premier advertising destination. For the year ended December 31, 2000, 6FigureJobs.com had revenues of approximately $1.8 million and net losses of approximately $1.6 million.

                  In September 2001, the Company entered into a definitive agreement to acquire the technology and assets of Tech Engine, Inc. in exchange for the assumption of a promissory note in the amount of $186,638. Tech Engine's software enables Workstream to rapidly develop career sites and job boards.

                  The Company believes that these acquisitions are important to its evolution from a recruitment application service provider into an HCM business process aggregator. These additions have broadened the Company's revenue base, diversified its product offering, and added over 200 employees to the Company's work force and 20 revenue generating locations across North America.

ITEM 3.           QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

                  The Company is primarily exposed to market risks associated with fluctuations in interest rates and foreign currency exchange rates.

INTEREST RATE RISKS

                  The Company's exposure to interest rate fluctuations relates primarily to its short-term investment portfolio and its bank credit. The Company invests its surplus cash in an investment trust established by a Canadian chartered bank, and in a Certificate of Deposit in a bank in the United States. The investment trust holds various short-term, low-risk instruments, and can be withdrawn without penalty at any time. The interest income from these investments is subject to interest rate fluctuations which the Company's management believes will not have a material impact on the Company's financial position.

                  The Company has a revolving line of credit with SunTrust Bank, which bears interest at a rate of 3.87%, the rate of return on the short terms investment provided as collateral plus 1.5%, until October 2002. As of February 28, 2002, $992,892 had been drawn on the line of credit. The Company also has a revolving line of credit with Harris Bank, which bears interest at the rate of 4.75%. As of February 28, 2002, $150,000 had been drawn on the line of credit. The Company has recently established a $350,000 line of credit with the Bank of Montreal which bears interest at 4.75%. No draw down has been made as of February 28, 2002. The majority of the Company's interest rates are fixed, therefor the Company has limited exposure to risks associated with interest rate fluctuations.

                  The impact on net interest income of a 100 basis point adverse change in interest rates for the fiscal year ended May 31, 2001 would have been less than $15,000.

FOREIGN CURRENCY RISK

                  The Company has monetary assets and liabilities balances denominated in Canadian Dollars. As a result, fluctuations in the exchange rate of the Canadian dollar against the U.S. dollar will impact the Company's reported net asset position. A 10% adverse change in foreign exchange rates would result in a decrease in the Company's reported net asset position of approximately $75,000.



PART II - OTHER INFORMATION

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

A.       Exhibits:  None



B.       Reports on Form 8-K:

                  The Company filed a Current Report on Form 8-K on January 11, 2002, reporting its results of operations for the second quarter of the Company's 2002 fiscal year.


                  The Company filed a Current Report on Form 8-K on February 7, 2002, with respect to the release of an updated list of new corporate customers for the Company's E-Cruiter ATS product and announced the release of RezKeeper 4.4, a newly enhanced version of the Company's award-winning applicant tracking solution for independent recruiters and agencies.

                                   SIGNATURES

                  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              Workstream Inc.
                              (Registrant)
DATE:      April 12, 2002     By: /s/ Michael Mullarkey
                              -------------------------------------------------
                              Michael Mullarkey,
                              Chairman of the Board and Chief Executive Officer
                              (Principal Executive Officer)


DATE:  April 12, 2002         By:/s/ Paul Haggard
                              -------------------------------------------------
                              Paul Haggard,
                              Chief Financial Officer and Secretary
                              (Principal Financial Officer)