Form 10-K
period 2002-05-31
WORKSTREAM INC
filed 2002-08-29
CIK 1095266

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                           --------------------------

                                    FORM 10-K

                                 ---------------

                        FOR ANNUAL AND TRANSITION REPORTS
                     PURSUANT TO SECTIONS 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


(MARK ONE)

   /X/   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

                 FOR THE FISCAL YEAR ENDED: MAY 31, 2002
                                       OR

   / /   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM ________________ TO ________________

                        COMMISSION FILE NUMBER: 001-15503
                           --------------------------

                                 WORKSTREAM INC.
             (Exact name of Registrant as specified in its charter)

                 CANADA                                       N/A
     (State or other jurisdiction of           (IRS Employer Identification No.)
     incorporation or organization)

        495 MARCH ROAD, SUITE 300
            OTTAWA, ONTARIO                                 K2K 3G1
(Address of principal executive offices)                  (zip code)

             (613) 270-0619
    (Registrant's telephone number,
          including area code)

                           --------------------------

           SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

                                         NAME OF EACH EXCHANGE
      TITLE OF EACH CLASS                ON WHICH REGISTERED
      -------------------                ---------------------

     COMMON SHARES, NO PAR               BOSTON STOCK EXCHANGE
     VALUE

           SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

                           COMMON SHARES, NO PAR VALUE
                           ---------------------------
                                (TITLE OF CLASS)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

              Yes __X__ No _____

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /

         The aggregate market value of the voting stock held by non-affiliates of the registrant, based upon the closing price of the common shares on August 23, 2002, as reported on the NASDAQ Small Cap Market was approximately $14,023,847. Common shares held by each executive officer and director and by each person who owned 5% or more of the outstanding common shares as of such date have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

         The total number of common shares, no par value per share, outstanding on August 23, 2002 was 19,579,223.

                       DOCUMENTS INCORPORATED BY REFERENCE

         None.

                                 WORKSTREAM INC.
                                    FORM 10-K
                                TABLE OF CONTENTS

ITEM                                                                                                        PAGE
                                                            PART I
1.       Business  .....................................................................................     2
2.       Properties ....................................................................................    15
3.       Legal Proceedings..............................................................................    15
4.       Submission of Matters to a Vote of Security Holders............................................    15

                                                           PART II

5.       Market for Registrant's Common Equity and Related Stockholder Matters..........................    16
6.       Selected Financial Data........................................................................    26
7.       Management's Discussion and Analysis of Financial Condition and Results of Operations..........    28
7A.      Quantitative and Qualitative Disclosures About Market Risk.....................................    45
8.       Financial Statements and Supplementary Data....................................................    47
9.       Changes in and Disagreements with Accountants on Accounting and Financial Disclosure...........    78

                                                           PART III

10.      Directors and Executive Officers of the Registrant.............................................    78
11.      Executive Compensation.........................................................................    78
12.      Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.    79
13.      Certain Relationships and Related Transactions ................................................    79

                                                           PART IV

14.      Exhibits, Financial Statement Schedules, and Reports on Form 8-K...............................    79

         THIS REPORT CONTAINS FORWARD-LOOKING STATEMENTS THAT INVOLVE RISKS AND UNCERTAINTIES. THE STATEMENTS CONTAINED IN THIS REPORT THAT ARE NOT PURELY HISTORICAL ARE FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1933, AS AMENDED, AND SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED. FORWARD-LOOKING STATEMENTS INCLUDE, WITHOUT LIMITATION, STATEMENTS CONTAINING THE WORDS "ANTICIPATES", BELIEVES", "EXPECTS", "INTENDS", "FUTURE", AND WORDS OF SIMILAR IMPORT WHICH EXPRESS MANAGEMENT'S BELIEF, EXPECTATIONS OR INTENTIONS REGARDING THE COMPANY'S FUTURE PERFORMANCE. ALL FORWARD-LOOKING STATEMENTS INCLUDED IN THIS REPORT ARE BASED ON INFORMATION AVAILABLE TO THE COMPANY ON THE DATE HEREOF, AND THE COMPANY HAS NO OBLIGATION TO UPDATE ANY SUCH FORWARD-LOOKING STATEMENTS. THE COMPANY'S ACTUAL RESULTS COULD DIFFER MATERIALLY FROM ITS HISTORICAL OPERATING RESULTS AND FROM THOSE ANTICIPATED IN THESE FORWARD-LOOKING STATEMENTS AS A RESULT OF CERTAIN FACTORS, INCLUDING, WITHOUT LIMITATION, THOSE SET FORTH UNDER "RISK FACTORS" WHICH BEGINS ON PAGE 38 ON THIS FORM 10-K.

                                     PART I


ITEM 1.  BUSINESS


OVERVIEW

         We were incorporated on May 24, 1996 under the Canada Business Corporation Act under the name CareerBridge Corporation. In February 1999, we changed our name to E-Cruiter.com Inc. and in November 2001 we changed our name to Workstream Inc. ("The Company"). In 1997, we began operating an online regional job board, on which applicants posted their resumes and employers posted available positions, focused on the high-technology industry. In February 1999, we changed our business focus from the job board business to providing on-line recruitment services. In the twelve months ended May 31, 2001 ("fiscal 2001"), we broadened our focus and we are now a leading provider of Web-enabled tools and professional services for Human Capital Management ("HCM"). Offering a diversified suite of high-tech and high-touch services to address the full lifecycle of the employer/employee relationship, we seek to ensure more effective management of corporate assets via automation and outsourcing. Our HCM technology backbone enables companies to streamline the management of enterprise human capital processes including recruitment, assessment, deployment, development and career transitions. We offer a full-range of HCM products and services.

ACQUISITIONS

         We constantly endeavor to increase our share of, and strengthen our position in, the HCM market. A key component of our business strategy is to continue to acquire companies offering services similar or complementary to ours. The HCM market has experienced significant consolidation in the last several years as companies attempt to expand their service offerings and broaden their revenue bases to achieve revenue growth and profitability. We have actively pursued acquisition opportunities as part of our overall strategy and completed six acquisitions during the twelve months ended May 31, 2002 ("fiscal 2002") that met our criteria.

FISCAL 2002 ACQUISITIONS

         In July 2001, we acquired 100% of the outstanding shares of Paula Allen Holdings, Inc. ("PAH") and its subsidiaries, doing business as Allen And Associates, for an initial consideration of 4,000,000 common shares valued at approximately $5.5 million, plus an additional 1,000,000 common shares held in escrow, to be released upon the achievement of certain profit and revenue targets. The escrow agreement expires on December 31, 2002, at which time any shares remaining in escrow will be released from escrow and issued to the former owners of PAH or cancelled. The Board of Directors approved the release of the first 500,000 shares from escrow following achievement of specific revenue and profit targets for the period ended December 31, 2001. Any remaining contingent consideration issued will be added to the goodwill resulting from the acquisition. PAH had 11 offices across the U.S. at the time of execution of the agreement, and established 6 additional offices by May 31, 2002. Headquartered in Orlando, Florida, PAH is focused on providing career transition, job placing and recruiting services within the information technology, engineering, finance and marketing areas.

         In July 2001, we acquired 100% of the outstanding shares of OMNIpartners, Inc. and its affiliates for an initial consideration of 1,000,000 common shares (500,000 of which are held in escrow until June 2002) valued at approximately $2.0 million, plus an additional 500,000 common shares held in escrow, to be released upon the achievement of certain revenue targets of the acquired company. Management has evaluated results and believes that these revenue targets were not achieved. As a result, 500,000 common shares held in escrow will be released from escrow and issued to the former owners of OMNIpartners and 500,000 shares will be cancelled at the end of the escrow period. Subsequent to July 27, 2001 we repurchased 100,000 shares at $2.00 per share from a former owner of OMNIpartners. The purchase price for these shares is being paid in four equal quarterly installments of $50,000 each, which began December 31, 2001. OMNIpartners was founded in 1990 and developed the concept of recruitment research at an hourly rate, as a lower-cost recruitment alternative. OMNIpartners offers a range of executive and professional recruitment research services to a wide array of industries including retail, hotel, restaurant, gaming, food service, telecommunications, insurance, distribution, manufacturing, financial services and information technology.

         In August 2001, we acquired 100% of the outstanding shares of RezLogic, Inc., a company based in Colorado Springs, Colorado. As initial consideration for the sale, we issued to the shareholders of RezLogic 445,510 common shares valued at approximately $1.8 million, plus an additional 297,021 common shares held in escrow, to be released upon the achievement of certain profit and revenue targets of the acquired company. Management is currently evaluating the financial results to determine the number of shares to be released. Following such determination, the shares held in escrow will be released from escrow and issued to the RezLogic shareholders or cancelled. RezLogic is a leader in recruiting process automation, offering Web-based recruiting process automation solutions for employers, staffing agencies, executive recruiters, contract placement firms and independent recruiters. The acquisition of RezLogic provided us with an established U.S. sales channel for our applicant tracking systems, or ATS platform, and enabled us to integrate additional functionality into existing platforms, such as Equal Employment Opportunity (EEO) tracking. We believe that this reporting capability is essential to achieve a significant penetration of the U.S. market.

         In August 2001, we acquired the technology and assets of Gonyea Career Marketing Inc., known as ResumeXpress. As consideration for the sale, we paid ResumeXpress a cash amount of $68,810. ResumeXpress enables job seekers to distribute their resumes to thousands of employers, recruiters and online resume database services across the U.S. and Canada. Resumes are distributed to those parties whose keywords are matched to the keywords found in each job seeker's resume. Using the ResumeXpress Web site, job seekers can post their resumes in a matter of minutes, and their resumes are posted for a six-month period on a personal resume Web page with a unique uniform resource locator, or URL.

         In October 2001, we acquired 100% of the outstanding shares of 6FigureJobs.com, Inc. As initial consideration for the sale, we issued to the shareholders of 6FigureJobs 1,275,300 common shares valued at approximately $3.9 million plus an additional 323,625 common shares held in escrow, to be released upon the achievement of certain profit and revenue targets of the acquired company. The escrow agreement expires on September 30, 2002, at which time any shares remaining in escrow will be released from escrow and issued to the former 6FigureJobs.com shareholders or cancelled. 6FigureJobs.com is a leader in executive search and recruitment services. 6FigureJobs.com provides career management, recruitment advertising, resume database and targeted research services for senior-level executives, employers and executive recruiters. 6FigureJobs' online candidate recruitment and placement technology enables employers to search for candidates for employment in real time, reducing time to hire. We believe that this acquisition expands and enhances our existing executive career transition services which became available to us as a result of our previous acquisitions, and provides applicant tracking clients with a premier advertising destination.

         In October 2001, we acquired the technology and assets of Tech Engine, Inc. in exchange for the assumption of a promissory note in the amount of $186,638 plus acquisition costs. Tech Engine's software enables us to more quickly develop career sites and job boards.

SUBSEQUENT ACQUISITIONS

         On June 28, 2002, we acquired 100% of the outstanding shares of Icarian Inc., a California based company. As consideration for the sale, we issued to the shareholders of Icarian 2,800,000 common shares valued at approximately $9.9 million. Icarian is a provider of Web-enabled solutions and professional services. Icarian's Recruitment Management Suite is Web-native software, offered on an ASP basis, with a rich user interface that provides full functionality for management of the hiring process. Icarian's Connectivity, Interactive Job Site and Reporting modules offer HR Professionals the capability to integrate with human resource management systems, candidate and campaign management, and strong reporting for both compliance and cost reporting for a corporation's employee acquisition process. Icarian's revenues were approximately $5.7 million for the twelve months ended December 31, 2001 and recorded a net loss of approximately $25.8 million. We will record approximately $4.0 million in intangible assets and $7.0 million in goodwill from the acquisition.

         On July 1, 2002, we acquired certain assets and liabilities of PureCarbon Inc., a California based company. As consideration for the sale, we issued to the shareholders of PureCarbon 263,158 common shares valued at $1,000,000. Under this agreement, an additional $500,000 of contingent consideration may be issued if PureCarbon achieves certain revenue targets for the twelve months ending June 30, 2003. Any contingent consideration issued will be added to the goodwill resulting from the acquisition. PureCarbon is the provider of award-winning Internet software (JobPlanet) designed to integrate easily with behind-the-scenes human resources and recruiting technology. JobPlanet is built on a robust technology platform making it easier to build and implement an employment web site that mirrors our client's corporate brand image. We believe this front-end platform fits well with our back-end Hiring Management Systems to create a compelling end-to-end solution, that our corporate clients desire. We will record approximately $1.0 million in intangible assets and $0.1 million in goodwill from the acquisition.

         We believe that these acquisitions are important to our evolution from a recruitment application service provider into an HCM business process aggregator. These additions have broadened our revenue base, diversified our product offering, and added over 200 employees to our workforce and 21 locations across North America.

INDUSTRY BACKGROUND

         Our market includes any organization needing to hire employees, especially, but not exclusively companies seeking information technology skills and expertise. We believe that several factors require companies to hire additional personnel and increase demand for our services:

o        Recovering economy in the United States;

o        Increased employee turnover;  and

o        The acute shortage of knowledge workers in North America.

         We believe many organizations are looking to the Internet to increase the effectiveness of their recruiting processes and attract the quality candidates that are strategic to their businesses. The Internet provides for speed of communication as well as a medium for the development of tools to facilitate a more efficient recruitment process. The April 2001 First Union Securities report entitled A Guide To The Approaching Boom in Human Capital Solutions, found that on average, on-line recruiting reduced the recruiting cycle by up to 66%. We believe there will be considerable growth in the demand for software tools, such as on-line screening and text searching, to take advantage of on-line recruiting. A survey by Recruiter's Network.com of 1,000 companies indicated that 10% of the companies surveyed allocated 50% of their recruiting budget to recruiting on the Internet. We believe that many organizations are beginning to overhaul their human resources information systems to take advantage of both new technologies and new recruiting concepts and we anticipate that recruitment spending will shift away from the client-server human resources services to Web-based media hiring processes because of their lower cost and ease of implementation. Moreover, we believe that most of the advantages offered by Internet technology have not been implemented to date in the recruiting market.

         We believe that our suite of workforce management solutions directly addresses the major challenges facing employers, mainly, time-to-hire, quality-of-hire and cost-of-hire.

STRATEGY

         Our objective is to become the leading supplier of comprehensive adaptive workforce solutions in North America. Our services can be used by any size organization and therefore we believe that our products can address the needs of the entire human capital market. We have clients who employ more than 10,000 employees using our E-Cruiter Enterprise solution. We are able to provide corporate outplacement and recruitment research services to companies of any size. We believe that our solutions provide a comprehensive service for corporate HR in managing workforce turnover. Our services include:

o Talent acquisition services ranging from job posting outreach to job boards;

o        Hosting a corporate career site;

o Automating and monitoring the recruitment process and the provision of links to external service providers such as companies that specialize in skill testing or personality profiling;

o Talent utilization services with job posting to internal company intranets; and

o Talent separation services that encompass pre-termination planning, individual coaching, opportunity research and job marketing campaign development.

         We believe we have developed a strategy that will achieve revenue growth in most economic conditions and we are focused on achieving profitability through a combination of organic revenue growth, cost management and strategic acquisitions. Key elements of our strategy for business development are as follows:

o Enhancing and widening our service portfolio. We continue to integrate our recruitment research and corporate outplacement services within our technology platform and sales and service operations, and continue to expand our services to provide a complete workforce management processes through further product development and strategic acquisitions. We believe that this will give us the ability to grow revenues with each client, acquire new clients with different requirements, and further develop revenue stability regardless of market conditions.

o Pursuing strategic acquisitions. From time-to-time we will evaluate acquisition and investment opportunities in complementary businesses, products and/or technologies. Our objective is to accelerate our growth, add new services or new technologies for our existing client base and penetrate new markets.

o Continued expansion into the U.S. market. We expanded our business outside of Canada in 2002 by penetrating the U.S. market through our acquisitions and by providing additional products and services. We intend to continue to penetrate the U.S. market by pursuing acquisitions of additional U.S.-based companies with complementary services and indirect and direct sales operations.

o Building a wider indirect sales channel for distribution of our products and services. We plan to pursue reseller agreements for all of our services with human capital solution providers and recruiting companies.

o Expanding direct sales with vertical focus. We will continue to emphasize our direct sales efforts into targeted vertical industries, especially those with current good economic outlooks including healthcare, pharmaceuticals and biotech, food services and some manufacturing sectors.

o Maintaining technological leadership. We plan to remain at the forefront of Web-based human capital solutions by developing or licensing the latest available technologies.

         We designed our services to take advantage of the Internet and offer our clients a comprehensive recruitment service. By linking organizations' recruiting efforts with on-line sources of applicants such as job boards and news groups and by allowing clients to download resumes from paper-based sources into their applicant database, we believe our services allow organizations of every size to significantly improve their recruiting and hiring cycles. Our services can be accessed with any standard Web browser and require no additional software or hardware deployment by clients.

         We believe our clients use our services to significantly reduce their time-to-hire, provide streamlined access to qualified candidates, lower opportunity cost losses and result in significant cost savings. Based on past experience, we believe that hiring cycles of organizations employing traditional recruiting methods can extend beyond 25 to 50 days. With the utilization of technology, candidates are often hired within five to ten business days. Therefore, we believe that organizations that employ Internet-based recruiting processes will be in better position to compete effectively for good candidates.


PRINCIPAL SERVICES AND OPERATIONS

Online Recruiting Automation

         We provide our E-Cruiter Enterprise service to our corporate clients that require more comprehensive recruiting management services. Our E-Cruiter Enterprise service includes the posting of resumes as well as the following features:

o A corporate career site, which is a job site hosted on our servers, and linked to a client's corporate Web site. This recruiting portal is linked to job posting and management services within E-Cruiter Enterprise;

o Resume processing tools which enable clients to rate, score, screen, search, organize and manage resumes submitted by job seekers;

o Applicant communication tools, including our proprietary e-mail system which automatically keeps records of the electronic communication associated with each job opening and generates automatic messages to job seekers; and

o A suite of multi-user workflow features which allows for collaborative hiring between human resources personnel and hiring managers within the same organization.

         Our services enable our corporate clients to take advantage of the Internet for recruiting, communicating with job seekers and managing the recruiting process in a cost-effective manner. We believe that, by using our services, our corporate clients:

o        Reduce their time to hire;

o        Reduce their direct costs to hire;

o        Reduce their opportunity costs of having open unfilled positions; and

o        Improve their quality of hire.

         We generate our revenue from companies that use our recruitment services. In fiscal 2002, approximately 44% of our revenue was generated by our online and research recruiting services. In prior years we only provided online recruiting services, and therefore such services represented 100% of our revenue.

         Our business is a Web-outsourced application service. The cost benefit to organizations of Web-outsourcing is that all software and hardware infrastructure is physically located at the service provider's location, with clients only requiring standard Web browsers on their employees' workstations. Therefore, because our clients are not required to make a significant initial investment, our services are cheaper to buy and easier to implement. Compared to traditional client-server computing, our services provide the following advantages to our clients:

o        Reduced total cost of ownership for technology;

o Greater flexibility for accommodating future business needs while maintaining state of the art technology deployment; and

o Significantly quicker service deployment, reducing the time-to-benefit cycle and the cost of adoption.

         We believe our key competitive advantage is our experience in the recruiting industry and our effective use of information technology. We believe that we understand the human resource problems arising from poor use of technology and from ineffective recruiting strategies.

         Since the appointment of our chief executive officer, Michael Mullarkey, in April 2001, we have sought to expand our revenues by adding services that are complementary to our online recruiting enterprise systems. Our acquisitions of outplacement, recruitment research and executive job board services give us more human capital products to offer to our principal buyer - the human resource professional.

         E-Cruiter Enterprise, a complete recruiting portal solution, allows companies of all sizes to manage the entire hiring process on-line. Using E-Cruiter Enterprise, clients have a central, multi-functional hiring platform for all recruiting activities, including posting to their external career site, Intranet career site, job boards, news groups and agency suppliers. We license our E-Cruiter Enterprise to our clients together with one or more concurrent user licenses. Each concurrent license enables another user within the organization to access the service. One concurrent license is sufficient for small organizations that have only a few individuals actively recruiting. More than one concurrent license provides for additional simultaneous users and permits clients to take full advantage of our multi-user functionality.

         E-Cruiter Enterprise allows organizations to post jobs to multiple Internet boards through a posting manager function. Clients write a job requisition only once, and the job requisition is ready to be advertised on numerous Internet job boards, newsgroups and the client's own corporate Web site. Our write-once, post-to-many capability saves time in re-writing job requisitions for specific boards and in making arrangements with numerous job boards. We currently post job requisitions to the following job boards:
Hotjobs.ca Workopolis, Monster.ca, Moretechjobs.com, Careerbuilder, JobBoom, Insuranceworks.com and Jobshark.com. We continue to add new job boards to our service so that our clients can post job requisitions to national, regional and skill-specific boards that assist them in targeting and attracting the right candidates for the posted positions.

         The E-Cruiter Enterprise recruiting portal solution allows clients to quickly establish a high quality company career site. We believe that career sites maximize the value of our recruiting portal solution, and are the most strategic way to help clients attract quality candidates. In particular, our clients can purchase career sites from us that include functionality, such as job seeker agent, a capability that notifies registered candidates of employment opportunities when they are posted to the career site, and search, a capability that allows job seekers to search the jobs posted on the career site for positions of interest to them. Our clients can track the effectiveness of their career site by reviewing statistics on the volume and source of job seeker traffic received.

         E-Cruiter Enterprise provides for enhanced communication among candidates, hiring managers and human resources personnel. Clients can use a set of generic corporate messages to automatically respond to resumes or other applicant communications using our auto-acknowledgement tool. For example, an e-mail acknowledging receipt of a resume can be automatically sent to an applicant, an administrative function which is now automated, making corporate recruiters' job more efficient and cost effective.

         We believe our E-Cruiter Enterprise selection capabilities, including automatic screening and skills ranking, improve our clients' recruiting efforts and increase the speed at which they gain access to top candidates. Applicants who apply on-line are ranked after they have answered screening questions either pulled by the corporate recruiter from our suggested list, or created for the specific job by that corporate recruiter. These applicants are then matched against the screening criteria determined by the corporate recruiter. Applicants who do not meet the screening criteria are placed in a rejected folder, while those that do are flagged for review by employers, and automatically become qualified candidates. Clients also receive lists of the applicants in ranked order, and this ranking is determined by the applicant's responses to the screening questions, and the manner in which it matches against the set criteria. This feature assists recruiters in determining quickly if an applicant is qualified for a given position.

         Through the applicant function, clients can manage their recruiting process using familiar folder hierarchies. Job folders are logically organized by job opening and can be tailored to the clients' recruiting process. For example, clients typically set up the following job folders when using E-Cruiter
Enterprise: new applicant, active, rejected, set up interview, interview schedule and hired. As applications are received, employers move the applications through the folders as part of managing the recruiting process. This provides ready access to recruiting status and allows our software to generate standard reports measuring such things as time taken to hire and recruiter productivity. Our software also generates standard reports on advertising and job posting effectiveness. The multi-functionality of the applicant process allows human resources personnel and hiring managers within the same organization to share, circulate and electronically comment and collaborate on resumes that have been received. In addition to permitting various levels of access among hiring managers and employers, our hiring management system allows users to optionally protect their own individual assessments of candidates.

         E-Cruiter Enterprise also allows clients to utilize the services of our selection partners over the Internet, and have the results flow back into their database on our servers. As part of our comprehensive hiring management system, we resell skills and selection testing services of Brainbench Inc. and the Self-Management Resources Corporation. Clients direct their applicants to a specific Web site in which tests are completed by the applicant. The test results are made available to our clients for use in their recruitment process. We have recently entered into an agreement with a verification services company that will allow our clients access to reference checking, educational verification and other similar services.

         The following is a summary of features offered within E-Cruiter
Enterprise:

o Create, edit and search job requisitions. These features allow our clients to quickly create, edit and search job requisitions using a standard template that is compatible with newsgroups, job boards, their career site and their intranet site. Clients can either use the template or use job requisitions from the posting archive.

o Posting Center. This feature allows clients to quickly post or unpost job requisitions to multiple Internet boards. Jobs are posted to regional or national job boards, newsgroups or the client's corporate careersite.

o Create and manage career sites. This feature, together with our assistance, allows clients to quickly set up and maintain their own career site on a corporate Web site.

o Applicant communication. This feature allows clients to automatically acknowledge receipt of applications, to conduct on-line interviews and to decline applicants both in single or multiple applicant mode.

o Applicant searching. This feature allows clients to search their data for resumes using search criteria as defined by users.

o Applicant review. This feature allows clients to review, rate and comment on applications received. Clients can move applications through job folders to reflect their status.

o Applicant management. This feature allows clients to share applications among human resources personnel and hiring managers within the same organization, to e-mail resumes to remote users or to reject applicants. Applicants can be deleted in single and multi-mode.

o Resume data loading. This feature allows clients to load resumes from traditional paper based sources into their applicant database integrating applicants from all sources into their hiring management system to more effectively manage their overall recruitment activities.

o Export. This feature allows clients to export their applicants' resumes to alternative systems, including to their human resource management systems.

o Send for testing. This feature allows our clients to direct applicants to on-line testing and profiling partners.

o Send for verification. This feature allows our clients to obtain verification services through the Internet.

o Administration/account management. This feature allows clients to set up individual users, modify screen layouts, assign posting or hiring privileges, assign default screen layouts and modify passwords.

o Generate reports. This feature allows clients to generate standard reports on advertising effectiveness, time-to-hire, and recruiter productivity.

         Our E-Cruiter Enterprise subscription contract is typically for a one-year term with automatic renewal, one or more simultaneous user licenses, user training and set up and a menu of Internet posting services. Clients are charged a monthly subscription fee for concurrent user access licenses, career site hosting, on-line reporting and other services. We charge one-time fees for initial career site development and other set up and product education. We also provide professional consultation services on a time and materials basis. Job site posting, skills testing, personality profiling and verification services are provided on a pay-per-use basis.

         We believe that the E-Cruiter Enterprise pricing formula provides clients with a lower-risk avenue to access the benefits of on-line recruiting at a reasonable cost compared to client-server technology. Furthermore, since the required technology infrastructure investments are nominal by comparison, clients experience lower initial costs for full access to the comprehensive service that E-Cruiter Enterprise provides. We believe that the subscription formula provides us with the opportunity to earn annuity-based returns as subscriptions are renewed. This pricing practice is consistent with similarly offered Web-based services.

Outplacement Services

         We currently provide outplacement services through our subsidiary, PAH which we acquired in July 2001. PAH, which carries on business under the name Allen And Associates, is an outplacement and employment marketing firm. Outplacement revenues accounted for approximately 56% of total revenue for fiscal 2002. PAH provides professional assistance to approximately 10,000 job seekers each year in the areas of information technology, engineering, finance and marketing. Services provided to the job seeker include construction of a professional resume and cover letter, industry employment research, as well as fulfillment, administrative, and clerical services. Outplacement services is reported in our Career Transition Services segment.

         We sell to individuals seeking employment or other career opportunities in the marketplace. We have recently developed a Corporate Outplacement program providing services to companies that are separating existing employees. We have provided limited services to companies in fiscal 2002.

         Outplacement Services are marketed to individuals predominantly by advertising in local newspapers throughout North America.

         Individuals are charged on average between $1,000 to $2,500 to provide resume development, career consulting and market research. Our Corporate Outplacement program is based on a similar pricing structure.

Recruitment Research Services

         We currently provide recruitment research services on a cost-per-hour basis through our subsidiary OMNIpartners, which we acquired in July 2001. Recruitment research is the outsourcing of the sourcing and screening work associated with recruiting. We believe this outsourcing formula allows clients to lower costs and gain access to specialized expertise that provides objectivity and ongoing value to the hiring process. OMNIpartners' research employees look for potential employees, interview and qualify them, and deliver all the information to the clients' HR departments. The OMNIresearch Report, delivered after completion of the recruitment assignment, details information about each individual uncovered during the search. OMNIresearch Reports may include information about candidates' work histories, technical abilities, educational backgrounds, people skills, decision-making abilities, availability and salary expectations. The client can offer to hire any or all of the individuals presented, at any time, for no additional charge.

Expansion of HCM Platform

         We believe that our acquisition of RezLogic and its technology expands our HCM platform and the client value of our service offerings. It also adds to our continued expansion and consolidation efforts across North America.

         Through RezLogic we provide an online recruiting suite of products and services to corporations, staffing agencies, executive recruiters, contingent placement firms and independent recruiters. We believe that RezLogic's products help companies manage and optimize the acquisition cycle. RezLogic's technology is designed to eliminate paperwork from the recruiting process with key innovations, including automated e-mail input, streamlined resume capture, document extraction and processing, and integrated graphical reports. In addition, RezLogic's products provide requisition management, resume processing capabilities, candidate tracking and efficiency reports, and EEO management, all in a fully integrated software application. Clients can access all the capabilities of the RezKeeper system using a standard Web browser.

Online Exchange

         6FigureJobs.com, which we acquired in October 2001, is an online exchange where job seeking candidates and recruiting companies can interact. We believe that 6FigureJobs.com customizes this experience to satisfy the needs of the upper-echelon management candidate and the companies looking to hire them. The site provides content appropriate for senior executives, directors and other managers, as well as containing job postings that meet their qualifications. We employ screening to create this exclusive community of job seekers. On the candidate side, each job seeker is reviewed before his or her resume is allowed to reside in the site's candidate database. On the recruiting side, all job openings must have a minimum aggregate compensation of $100,000.

         We have operations in Canada and the U.S., and therefore we are subject to risks typical of an international business including, but not limited to, differing economic conditions, changes in political climate, differing tax structures, other regulations and restrictions, and foreign exchange rate volatility.

         Our operations center is located in Ottawa, Canada and maintains all of our Servers, which support all of our locations and the software that is accessed by our clients in an Application Service Provider (ASP) environment. The operations center provides service 24 hours a day, 7 days a week.

WORKING CAPITAL ITEMS

         We bill our clients monthly, quarterly and annually for subscription sales or when a project or assignment is completed for non-subscription sales. Subscription sales are for our clients that are being hosted in an ASP environment and sign service licenses that range from one month to multiple years. Non-subscription sales are project or assignment based and are billed when the project is completed. Projects done by the Recruiting Research group are completed in 7 to 14 days. Career Transition services bills clients 50% when the assignment starts and the remaining 50% when the assignment is completed. Career Transition services completes assignments in approximately 10 days.

RESEARCH AND DEVELOPMENT

         During fiscal 2000 and 2001 we internally developed our software products spending approximately $1.6 million and $2.2 million respectively. Beginning in fiscal 2002 we changed our strategy for obtaining new technology to acquiring companies that have already developed technology platforms that have proven successful in the market place. As a result we had no material research and development expenditures in fiscal 2002 which have been proven successful in the market place.

INTELLECTUAL PROPERTY

We rely upon a combination of copyright, trade secret and trademark laws and non-disclosure and other contractual arrangements to protect our proprietary rights. Many of the copyrights and trademarks were obtained by the acquisitions in fiscal 2002. Currently we have seven trademarks in Canada and three in the United States. These trademarks include E-Cruiter, Careerbridge, 6FigureJobs.com and RezLogic. In addition, we have two service marks for OMNIpartners and OMNIresearch. We also have copyrights on some of our training manuals and internally developed software programs. The measures we have taken to protect our proprietary rights, however, may not be adequate to deter misappropriation of proprietary information or protect us if misappropriation occurs. Policing unauthorized use of our technologies and other intellectual property is difficult, particularly because of the global nature of the Internet. We may not be able to detect unauthorized use of our proprietary information and take appropriate steps to enforce our intellectual property rights.

We are not aware of any patent infringement charge or any violation of other proprietary rights claim by any third party relating to us or our products. However, the computer technology market is characterized by frequent and substantial intellectual property litigation.


SALES AND MARKETING

         We market our services in both Canada and the United States to support our National Accounts Sales team as well as our local sales personnel located in 21 locations in North America. We utilize the internet, trade shows, seminars and newspapers to market our services. The Enterprise Recruiting sales cycle is approximately four to eight weeks depending on the size of the potential client. Career Transition and Online Exchange recruiting sales is relatively short and higher volume. We have a centralized Marketing group in Connecticut that supports both Recruiting and Career Transition services. Our National Accounts sales team located in Canada supports both Canadian and United States sales personnel. Both Career Transition and Recruiting sales teams sell only within their segment. Our Career Transition sales team has 65 dedicated sales personnel and Recruiting Services has 39. Our Marketing group consists of 13 support personnel and professionals.

         Financial information about geographic areas and segments can be found in note 20 to our consolidated financial statements.


COMPETITION

         The market for HCM services is highly fragmented and competitive. We compete within the United States and Canada with Internet recruitment services companies, outplacement services companies and HR service providers. We believe that the primary competitive factors affecting our market include product functionality, product performance, quality service support and implementation and the cost of delivery. We believe that our principal competitive advantages include:

o        Our unique combination of high-tech and high-touch services;

o Our leading position in the applicant tracking, outplacement and recruitment research markets;

o        Our technology;

o        Our network of offices and personnel throughout North America;

o        Our performance and reliability as an application service provider;

o        Our service reputation; and

o        Our strong staff of HR professionals.

         Although we believe we compete favorably with respect to such factors, there can be no assurance that we can maintain our position against current and potential competitors.

EMPLOYEES

         As of May 31, 2002, we had 227 full-time employees, consisting of 117 in sales and marketing, 18 in research and development, 7 in professional services, 61 in maintaining daily operating functions, 6 in finance/accounting and 18 in administration. Our employees are not represented by a collective bargaining organization and we have never experienced any work stoppage. We consider our relations with our employees to be good.


ITEM 2. PROPERTIES

         Our corporate headquarters and principal research and development, customer support, network operations and human resource administration are located in approximately 17,000 square feet of leased office space in Ottawa, Ontario, Canada. Our lease for this facility expires in December 2010. All segments use this facility.

         We lease approximately 14,775 square feet of office space located in Fort Lauderdale, Florida, which serves as the headquarters of our subsidiary, OMNIpartners. Our lease for these premises expires in January 2004.

         In addition, we lease approximately 8,124 square feet of office space located in Maitland, Florida, which serves as the headquarters of our subsidiary, Paula Allen Holdings. Our lease for these premises expires in May 2003.

         We also lease approximately 14,257 square feet of office space located in Norwalk, Connecticut, which serves as the headquarters of our subsidiary, 6FigureJobs.com. Our lease for these premises expires in July 2003.

         We also lease space for sales offices in 17 locations, primarily under one to three year leases, usually with renewal options. We believe that our facilities are adequate for our current needs.

ITEM 3. LEGAL PROCEEDINGS

            The Company is not involved in any pending legal proceedings other than those arising in the ordinary course of our business. Management believes that the resolution of these matters will not materially affect the Company's business or its financial condition.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

            No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this report.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

MARKET PRICE OF COMMON SHARES

            Our common shares are listed on the NASDAQ Small Cap Market under the symbol "WSTM" and on the Boston Stock Exchange under the symbol "ERM." The principal United States market for our common shares is the NASDAQ Small Cap Market. The following table sets forth, for the periods indicated, the high and low sales prices of our common shares as reported on the NASDAQ Small Cap Market.

                             PRICE OF COMMON SHARES

Period                                                 High                Low

June 1, 2000 - August 31, 2000                        $4.88               $2.50
September 1, 2000 - November 30, 2000                 $5.00               $0.51
December 1, 2000 - February 28, 2001                  $2.25               $0.81
March 1, 2001 - May 31, 2001                          $3.50               $0.88
June 1, 2001 - August 31, 2001                        $4.69               $2.68
September 1, 2001 - November 30, 2001                 $3.99               $2.00
December 1, 2001 - February 28, 2002                  $5.04               $3.06
March 1, 2002 - May 31, 2002                          $4.40               $3.01

On August 23, 2002, there were approximately 143 holders of record of our common shares.

DIVIDEND POLICY

         We have not paid any cash dividends on our common shares and do not anticipate paying cash dividends in the foreseeable future. We intend to retain any future earnings for use in our business. So long as our 8% Senior Subordinated Notes remain outstanding and unpaid, we are not permitted to pay or declare any cash or in kind dividends or other distributions with respect to our capital stock, except for dividends consisting solely of additional shares of stock.

         There is no law or government decree or regulation in Canada that restricts the export or import of capital, or that affects the remittance of dividends, interest or other payments to a non-resident holder of common shares, other than withholding tax requirements. See "Taxation."

         There is no limitation imposed by Canadian law or by our articles or other charter documents on the right of a non-resident of Canada to hold or vote our common shares, other than as provided in the Investment Canada Act, as amended, referred to as the Investment Act.

         The Investment Act generally prohibits implementation of a reviewable investment by an individual, government or agency thereof, corporation, partnership, trust or joint venture that is not a "Canadian" as defined in the Investment Act, referred to as a non-Canadian, unless, after review, the minister responsible for the Investment Act is satisfied that the investment is likely to be of net benefit to Canada. If an investment by a non-Canadian is not a reviewable investment, it nevertheless requires the filing of a short notice which may be given at any time up to 30 days after the implementation of the investment.

         An investment in our common shares by a non-Canadian that is a WTO investor would be reviewable under the Investment Act if it were an investment to acquire direct control, through a purchase of our assets or voting interests, and the gross book value of our assets equaled or exceeded $218 million, the threshold established for 2002, as indicated in our financial statements for our fiscal year immediately preceding the implementation of the investment. In subsequent years, such threshold amount may be increased or decreased in accordance with the provisions of the Investment Act. A WTO investor is an investment by an individual or other entity that is a national of, or has the right of permanent residence in, a member of the World Trade Organization, current members of which include the European Community, Germany, Japan, Mexico, the United Kingdom and the United States, or a WTO investor-controlled entity, as defined in the Investment Act.

         An investment in our common shares by a non-Canadian, other than a WTO investor, would be subject to review under the Investment Act if it were an investment to acquire our direct control and the value of the assets were $5.0 million or more, as indicated on our financial statements for our fiscal year immediately preceding the implementation of the investment.

         A non-Canadian, whether a WTO investor or otherwise, would acquire control in us for the purposes of the Investment Act if he, she or it acquired a majority of our common shares or acquired all or substantially all of the assets used in conjunction with our business. The acquisition of less than a majority, but one-third or more of our common shares, would be presumed to be an acquisition of control in us unless it could be established that we were not controlled in fact by the acquirer through the ownership of common shares.

         The Investment Act would not apply to certain transactions in relation to our common shares including:

(a) an acquisition of our common shares by any person if the acquisition were made in the ordinary course of that person's business as a trader or dealer in securities;

(b) an acquisition of control in us in connection with the realization of security granted for a loan or other financial assistance and not for any purpose related to the provisions of the Investment Act; and

(c) an acquisition of control in us by reason of an amalgamation, merger, consolidation or corporate reorganization following which the ultimate direct or indirect control in fact in us through the ownership of voting interests, remains unchanged.

TAXATION

MATERIAL CANADIAN FEDERAL INCOME TAX CONSIDERATIONS

         The following is a summary of the material Canadian federal income tax considerations generally applicable to a person who acquires our common shares and who, for purposes of the Income Tax Act (Canada) and the Canada-United States Income Tax Convention, 1980, as applicable, and at all relevant times, is a U.S. holder. Readers are cautioned that this is not a complete technical analysis or listing of all potential tax effects that may be relevant to holders of our common shares. In particular, this discussion does not deal with the tax consequences applicable to all categories of investors, some of which may be subject to special rules, and does not address the tax consequences under Canadian provincial or territorial tax laws, or tax laws of jurisdictions outside of Canada. Accordingly, you should consult your own advisor regarding the particular tax consequences to you of an investment in our common shares. This summary is based on the advice of our Canadian counsel, Perley-Robertson, Hill & McDougall.

         For purposes of the Income Tax Act (Canada) and the Canada-United States Income Tax Convention, 1980, a U.S. holder is a person that:

o Through the period during which the person owns our common shares is not resident in Canada and is a resident of the United States;

o Holds our common shares as capital assets, that is generally as investments;

o        Deals at arm's length with us within the meaning of the Income Tax Act
         (Canada);

o Does not have a permanent establishment or fixed base in Canada, as defined by the Canada-United States Income Tax Convention, 1980; and

o Does not own and is not treated as owning, 10% or more of our outstanding voting shares.

         Special rules, we do not address in this discussion, may apply to a U.S. holder that is (a) an insurer that carries on an insurance business in Canada and elsewhere, or (b) a financial institution subject to special provisions of the Income Tax Act (Canada) applicable to income gain or loss arising from mark-to-market property.

         This discussion is based on the current provisions of the Canada-United States Income Tax Convention, 1980, the Income Tax Act (Canada) and their regulations, all specific proposals to amend the Income Tax Act (Canada) and regulations, all specific proposals to amend the Income Tax Act (Canada) and regulations announced by the Minster of Finance (Canada) before the date of this annual report and counsel's understanding of the current published administrative practices of Canada Customs and Revenue Agency. This discussion is not exhaustive of all potential Canadian tax consequences to a U.S. holder and does not take into account or anticipate any other changes in law, whether by judicial, governmental or legislative decision or action, nor does it take into account the tax legislation or considerations of any province, territory or foreign jurisdiction.

TAXATION OF DIVIDENDS

         Dividends paid or credited or deemed to be paid or credited on common shares owned by a U.S. holder will be subject to Canadian withholding tax under the Income Tax Act (Canada) at a rate of 25% on the gross amount of the dividends. The rate of withholding tax generally is reduced under the Canada-United States Income Tax Convention, 1980 to 15% where the U.S. holder is the beneficial owner of the dividends. Under the Canada-United States Income Tax Convention, 1980, dividends paid to religious, scientific, charitable and similar tax exempt organizations and pension organizations that are resident and exempt from tax in the United States and that have complied with the administrative procedures specified in the Tax Convention are exempt from this Canadian withholding tax.

TAXATION OF CAPITAL GAINS

         Gain realized by a U.S. holder on a sale, disposition or deemed disposition of our common shares generally will not be subject to tax under the Income Tax Act (Canada) unless the common shares constitute taxable Canadian property within the meaning of the Income Tax Act (Canada) at the time of the sale, disposition or deemed disposition. Our common shares generally will not be taxable Canadian property provided that: (a) they are listed on a prescribed stock exchange, and (b) at no time during the five-year period immediately preceding the sale, disposition or deemed disposition, did the U.S. holder, persons with whom the U.S. holder did not deal at arm's length, or the U.S. Holder acting together with those persons, own or have an interest in or a right to acquire 25% or more of the issued shares of any class or series of our shares. A deemed disposition of common shares will occur on the death of a U.S. holder.

         If our common shares are taxable Canadian property to a U.S. holder, any capital gain realized on a disposition or deemed disposition of those shares will generally be exempt from tax under the Income Tax Act (Canada) by the Canada-United States Income Tax Convention, 1980, so long as the value of our common shares at the time of the sale, disposition or deemed disposition is not derived principally from real property situated in Canada, as defined by the Canada-United States Income Tax Convention, 1980. We have advised that currently our common shares do not derive their value principally from real property situated in Canada; however, the determination as to whether Canadian tax would be applicable on a sale, disposition or deemed disposition of common shares must be made at the time of that sale, disposition or deemed disposition.

UNITED STATES FEDERAL INCOME TAX CONSIDERATIONS

GENERAL

         Subject to the limitations described below, the following discussion describes the material United States federal income tax consequences to a U.S. Holder (as defined below) that is a beneficial owner of the common shares of Workstream Inc. and that holds them as capital assets. For purposes of this summary, a "U.S. Holder" is a beneficial owner of common shares who or that is for United States federal income tax purposes (i) a citizen or resident of the United States, (ii) a corporation (or other entity treated as a corporation for United States federal tax purposes) created or organized in the United States or under the laws of the United States or of any state or the District of Columbia,
(iii) an estate, the income of which is includible in gross income for United States federal income tax purposes regardless of its source, or (iv) a trust, if a court within the United States is able to exercise primary supervision over the administration of the trust and one or more U.S. persons have the authority to control all substantial decisions of the trust.

         This summary is for general information purposes only. It does not purport to be a comprehensive description of all of the tax considerations that may be relevant to owning the common shares. AS THIS IS A GENERAL SUMMARY, OWNERS OF COMMON SHARES ARE ADVISED TO CONSULT THEIR OWN TAX ADVISERS WITH RESPECT TO THE U.S. FEDERAL, STATE AND LOCAL TAX CONSEQUENCES, AS WELL AS TO NON-U.S. TAX CONSEQUENCES, OF THE ACQUISITION, OWNERSHIP AND DISPOSITION OF COMMON SHARES APPLICABLE TO THEIR PARTICULAR TAX SITUATIONS.

         This discussion is based on current provisions of the U.S. Internal Revenue Code of 1986, as amended, current and proposed U.S. Treasury regulations promulgated thereunder, and administrative and judicial decisions, as of the date hereof, all of which are subject to change, possibly on a retroactive basis. This discussion does not address all aspects of United States federal income taxation that may be relevant to any particular holder based on such holder's individual circumstances. In particular, this discussion does not address the potential application of the alternative minimum tax or the United States federal income tax consequences to holders that are subject to special treatment, including:

o        broker-dealers, including dealers in securities or currencies;

o insurance companies, regulated investment companies or real estate investment trusts;

o        taxpayers that have elected mark-to-market accounting;

o        tax-exempt organizations;

o        financial institutions or "financial services entities";

o taxpayers who hold common shares as part of a straddle, "hedge" or "conversion transaction" with other investments;

o holders owning directly, indirectly or by attribution at least 10% of our voting power;

o        non-resident aliens of the United States;

o        taxpayers whose functional currency is not the U.S. dollar; and

o        taxpayers who acquire common shares as compensation.

         This discussion does not address any aspect of United States federal gift or estate tax, or state, local or non-United States laws. Additionally, the discussion does not consider the tax treatment of partnerships or persons who hold common shares through a partnership or other pass-through entity. Certain material aspects of United States federal income tax relevant to a beneficial owner other than a U.S. Holder (a "Non-U.S. Holder") also are discussed below.

         EACH HOLDER OF COMMON SHARES IS ADVISED TO CONSULT SUCH PERSON'S OWN TAX ADVISOR WITH RESPECT TO THE SPECIFIC TAX CONSEQUENCES TO SUCH PERSON OF PURCHASING, HOLDING OR DISPOSING OF COMMON SHARES.

TAXATION OF DIVIDENDS PAID ON COMMON SHARES

         We have never paid cash dividends, and we currently do not intend to pay cash dividends in the foreseeable future. In the event that we do pay a dividend, and subject to the discussion of the passive foreign investment company, or PFIC, rules below, a U.S. Holder will be required to include in gross income as ordinary income the amount of any distribution paid on our common shares, including any Canadian taxes withheld from the amount paid, on the date the distribution is received to the extent the distribution is paid out of our current or accumulated earnings and profits, as determined for United States federal income tax purposes. Distributions in excess of such earnings and profits will be applied against and will reduce the U.S. Holder's basis in the common shares and, to the extent in excess of such basis, will be treated as a gain from the sale or exchange of the common shares.

         Distributions of current or accumulated earnings and profits paid in a currency other than the U.S. dollar to a U.S. Holder will be includible in the income of a U.S. Holder in a U.S. dollar amount calculated by reference to the exchange rate on the date the distribution is received. A U.S. Holder that receives a distribution in a currency other than the U.S. dollar and converts the non-U.S. currency into U.S. dollars subsequent to its receipt will have foreign exchange gain or loss based on any appreciation or depreciation in the value of the non-U.S. currency against the U.S. dollar, which will generally be U.S. source ordinary income or loss.

         U.S. Holders will have the option of claiming the amount of any Canadian income taxes withheld at source either as a deduction from gross income or as a dollar-for-dollar credit against their United States federal income tax liability. Individuals who do not claim itemized deductions, but instead utilize the standard deduction, may not claim a deduction for the amount of any Canadian income taxes withheld, but such individuals may still claim a credit against their United States federal income tax liability. The amount of foreign income taxes which may be claimed as a credit in any year is subject to complex limitations and restrictions, which must be determined on an individual basis by each shareholder. The total amount of allowable foreign tax credits in any year cannot exceed the pre-credit U.S. tax liability for the year attributable to foreign source taxable income.

         A U.S. Holder will be denied a foreign tax credit with respect to Canadian income tax withheld from dividends received on our common shares:

o if such U.S. Holder has not held the common shares for at least 16 days of the 30-day period beginning on the date which is 15 days before the ex-dividend date; or

o to the extent such U.S. Holder is under an obligation to make related payments on substantially similar or related property.

     Any days during which a U.S. Holder has substantially diminished its risk of loss on the common shares are not counted toward meeting the 15 day holding period required by the statute. In addition, distributions of current or accumulated earnings and profits will be foreign source passive income for United States foreign tax credit purposes and will not qualify for the dividends received deduction otherwise available to corporations.

TAXATION OF THE DISPOSITION OF COMMON SHARES

         Subject to the discussion of the PFIC rules below, upon the sale, exchange or other disposition of our common shares, a U.S. Holder will generally recognize capital gain or loss in an amount equal to the difference between the amount realized on the disposition and such U.S. Holder's tax basis in the common shares (tax basis is usually the U.S. dollar cost of such common shares). If the common shares are publicly traded, a disposition of common shares will be considered to occur on the "trade date," regardless of the U.S. Holder's method of accounting. A U.S. Holder that uses the cash method of accounting calculates the U.S. dollar value of the proceeds received on the sale as of the date that the sale settles. However, a U.S. Holder that uses the accrual method of accounting is required to calculate the value of the proceeds of the sale as of the "trade date" and may therefore realize foreign currency gain or loss, unless such U.S. Holder has elected to use the settlement date to determine its proceeds of sale for purposes of calculating such foreign currency gain or loss. Capital gain from the sale, exchange or other disposition of the common shares held more than one year is long-term capital gain. Gain or loss recognized by a U.S. Holder on a sale, exchange or other disposition of common shares generally will be treated as United States source income or loss for United States foreign tax credit purposes. The deductibility of a capital loss recognized on the sale, exchange or other disposition of common shares is subject to limitations. In addition, a U.S. Holder that receives non-U.S. currency upon disposition of our common shares and converts the non-U.S. currency into U.S. dollars subsequent to its receipt will have foreign exchange gain or loss based on any appreciation or depreciation in the value of the non-U.S. currency against the U.S. dollar, which will generally be United States source ordinary income or loss.

PASSIVE FOREIGN INVESTMENT COMPANY CONSIDERATIONS

         We will be a passive foreign investment company, or PFIC, for United States federal income tax purposes, if 75% or more of our gross income in a taxable year, including the pro rata share of the gross income of any company, U.S. or foreign, in which we are considered to own 25% or more of the shares by value, is passive income. Alternatively, we will be considered to be a PFIC if 50% or more of our assets in a taxable year, averaged over the year and ordinarily determined based on fair market value and including the pro rata share of the assets of any company in which we are considered to own 25% or more of the shares by value, are held for the production of, or produce, passive income. Passive income includes amounts derived by reason of the temporary investment of funds raised in our public offerings.

         If we were a PFIC, and a U.S. Holder did not make a qualifying election either to (i) treat us as a "qualified electing fund" (a "QEF") (as described below), or (ii) mark our common shares to market (as discussed below), excess distributions by us to a U.S. Holder would be taxed under special rules. "Excess distributions" are amounts received by a U.S. Holder with respect to shares in a PFIC in any taxable year that exceed 125% of the average distributions received by such U.S. Holder from the PFIC in the shorter of either the three previous years or such U.S. Holder's holding period for such shares before the present taxable year. Excess distributions must be allocated ratably to each day that a U.S. Holder has held shares in a PFIC. A U.S. Holder must include amounts allocated to the current taxable year in its gross income as ordinary income for that year. Further, a U.S. Holder must pay tax on amounts allocated to each prior PFIC taxable year at the highest rate in effect for that year on ordinary income and the tax is subject to an interest charge at the rate applicable to deficiencies for income tax. The entire amount of gain that is realized by a U.S. Holder upon the sale or other disposition of our common shares will also be treated as an excess distribution and will be subject to tax as described above.
A. U.S. Holder's tax basis in our common shares that were acquired from a decedent who was a U.S. Holder would not receive a step-up to fair market value as of the date of the decedent's death but would instead be equal to the decedent's basis, if lower. If we were a PFIC, a U.S. Holder of our common shares will be subject to the PFIC rules as if such holder owned its pro-rata share of any of our direct or indirect subsidiaries which are themselves PFICs. Accordingly, a U.S. Holder of our common shares will be subject to tax under the PFIC rules with respect to distributions to us by, and dispositions by us of stock of, any direct or indirect PFIC stock held by us, as if such holder received directly its pro-rata share of either the distribution or proceeds from such disposition.

         The special PFIC rules described above will not apply to a U.S. Holder if the U.S. Holder makes an election to treat us as a "qualified electing fund" in the first taxable year in which the U.S. Holder owns common shares and if we comply with certain reporting requirements. Instead, a shareholder of a QEF is required for each taxable year to include in income a pro rata share of the ordinary earnings of the qualified electing fund as ordinary income and a pro rata share of the net capital gain of the QEF as long-term capital gain, subject to a separate election to defer payment of taxes, which deferral is subject to an interest charge. The QEF election is made on a shareholder-by-shareholder basis and can be revoked only with the consent of the U.S. Internal Revenue Service, ("IRS"). A shareholder makes a QEF election by attaching a completed IRS Form 8621, including the PFIC annual information statement, to a timely filed United States federal income tax return and by filing such form with the IRS Service Center in Philadelphia, Pennsylvania. Even if a QEF election is not made, a shareholder in a PFIC who is a U.S. person must file a completed IRS Form 8621 every year. We have agreed to supply U.S. Holders with the information needed to report income and gain pursuant to a QEF election in the event we are classified as a PFIC.

         A U.S. Holder of PFIC stock which is publicly traded could elect to mark the stock to market annually, recognizing as ordinary income or loss each year an amount equal to the difference as of the close of the taxable year between the fair market value of the PFIC stock and the U.S. Holder's adjusted tax basis in the PFIC stock. Losses would be allowed only to the extent of net mark-to-market gain previously included by the U.S. Holder under the election for prior taxable years. If the mark-to-market election were made, then the rules set forth above would not apply for periods covered by the election.

         We believe that we were not a PFIC for the fiscal year ending May 2002 and we believe that we will not be a PFIC for the fiscal year ending May 2003. The tests for determining PFIC status, however, are applied annually, and it is difficult to make accurate predictions of future income and assets, which are relevant to this determination. Accordingly, there can be no assurance that we will not become a PFIC. U.S. Holders who hold common shares during a period when we are a PFIC will be subject to the foregoing rules, even if we cease to be a PFIC, subject to certain exceptions for U.S. Holders who made a QEF election. U.S. Holders are strongly urged to consult their tax advisors about the PFIC rules, including the consequences to them of making a mark-to-market or QEF election with respect to common shares in the event that we qualify as a PFIC.

TAX CONSEQUENCES FOR NON-U.S. HOLDERS OF COMMON SHARES

         Except as described in "U.S. Information Reporting and Backup Withholding" below, a Non-U.S. Holder who is a beneficial owner of our common shares will not be subject to United States federal income or withholding tax on the payment of dividends on, and the proceeds from the disposition of, our common shares, unless:

o        Such item is effectively connected with the conduct by the Non-U.S.
         Holder of a trade or business in the United States and, in the case of a resident of a country which has a treaty with the United States, such item is attributable to a permanent establishment or, in the case of an individual, a fixed place of business, in the United States;

o The Non-U.S. Holder is an individual who holds the common shares as capital assets and is present in the United States for 183 days or more in the taxable year of the disposition and does not qualify for an exemption; or

o The Non-U.S. Holder is subject to tax pursuant to the provisions of United States tax law applicable to U.S. expatriates.

U.S. INFORMATION REPORTING AND BACKUP WITHHOLDING

         U.S. Holders generally are subject to information reporting requirements with respect to dividends paid in the United States on common shares. In addition, U.S. Holders are subject to U.S. backup withholding at a rate of up to 30% on dividends paid in the United States on common shares unless the U.S. Holder provides an IRS Form W-9 or otherwise establishes an exemption. U.S. Holders are subject to information reporting and backup withholding at a rate of up to 30% on proceeds paid from the sale, exchange, redemption or other disposition of common shares unless the U.S. Holder provides an IRS Form W-9 or otherwise establishes an exemption.

         Non-U.S. Holders generally are not subject to information reporting or backup withholding with respect to dividends paid on, or proceeds upon the sale, exchange, redemption or other disposition of, common shares, provided that such Non-U.S. Holder provides a taxpayer identification number, certifies to its foreign status, or otherwise establishes an exemption.

         The amount of any backup withholding will be allowed as a credit against such U.S. Holder's or Non-U.S. Holder's United States federal income tax liability and may entitle such holder to a refund, provided that the required information is furnished to the IRS.

 RECENT SALES OF UNREGISTERED SECURITIES

         On July 28 2001, we acquired 100% of the outstanding shares of Paula Allen Holdings, Inc ("PAH") and its subsidiaries, doing business as Allen And Associates. As initial consideration for the sale, we issued to the shareholders of PAH 4,000,000 of our common shares valued at approximately $5.5 million. In addition to the initial consideration, 1,000,000 common shares were being held in escrow, to be released upon the achievement of certain profit and revenue targets. The Board of Directors approved the release of the first 500,000 shares from escrow following achievement of specific revenue and profit targets for the period ended December 31, 2001. The common shares were sold to the former owners of PAH, consisting of a limited number of sophisticated investors, in a transaction not involving a public offering. Such sale was made in reliance on the exemption from registration provided by Section 4(2) of the Securities Act of 1933.

         On July 27, 2001, we acquired 100% of the outstanding shares of OMNIpartners, Inc. and its affiliates. As initial consideration for the sale, we issued to the shareholders of OMNIpartners 1,000,000 common shares including 500,000 common shares held in escrow until June 2002, valued at approximately $2.0 million. An additional 500,000 common shares are being held in escrow, to be released upon the achievement of certain revenue targets of the acquired company. Management evaluated the results and believes that these revenue targets were not achieved at the end of the escrow period. Assuming the revenue targets were not achieved, all of the common shares currently held in escrow would be released from escrow with 500,000 shares being issued to the former owners of OMNIpartners and 500,000 shares being cancelled. The common shares were sold to the former owners of OMNIpartners, consisting of a limited number of sophisticated investors, in a transaction not involving a public offering. Such sale was made in reliance on the exemption from registration provided by
Section 4(2) of the Securities Act of 1933.

         On August 3, 2001, we acquired 100% of the outstanding shares of RezLogic, Inc., a company based in Colorado Springs, Colorado. As initial consideration for the sale, we issued to the shareholders of RezLogic 445,510 common shares valued at approximately $1.8 million. In addition to the initial consideration, 297,021 common shares are being held in escrow, to be released upon the achievement of certain profit and revenue targets of the acquired company. Management is currently evaluating the financial results to determine the number of shares to be released. Following such determination, the shares held in escrow will be released from escrow and issued to the former owners of RezLogic or cancelled. The common shares were sold to the former owners of RezLogic, consisting of a limited number of sophisticated investors, in a transaction not involving a public offering. Such sale was made in reliance on the exemption from registration provided by Section 4(2) of the Securities Act of 1933.

         On October 16, 2001, we acquired 100% of the outstanding shares of 6FigureJobs.com, Inc. As initial consideration for the sale, we issued to the shareholders of 6FigureJobs 1,275,300 common shares valued at approximately $3.9 million. In addition to the initial consideration, 323,625 common shares are being held in escrow, to be released upon the achievement of certain profit and revenue targets of the acquired company. The escrow agreement expires on September 30, 2002, at which time any shares remaining in escrow will be released from escrow and issued to the former owners of 6FigureJobs or cancelled. The common shares were sold to the former owners of 6FigureJobs, consisting of a limited number of sophisticated investors, in a transaction not involving a public offering. Such sale was made in reliance on the exemption from registration provided by Section 4(2) of the Securities Act of 1933.

         On April 18, 2002 and May 14, 2002, we raised additional capital by issuing Sands Brothers Venture Capital III LLC, Crestview Capital Fund, L.P. and their respective affiliated entities an aggregate of $2,900,000 principal amount of our 8% Senior Subordinated Convertible Notes, and warrants to purchase 580,000 of our common shares at an exercise price of $3.70 per share, subject to adjustment upon the occurrence of certain events. The notes will be convertible into a class of preferred shares known as Class A Preferred Shares, which have yet to be authorized. The authorization of the proposed Class A Preferred Shares will be submitted to our shareholders for approval at the next shareholders' meeting. The conversion price of the notes into Class A Preferred Shares is $100 per share, subject to adjustment upon the occurrence of certain events. The Class A Preferred Shares, if approved by our shareholders and when issued, would be convertible into a number of common shares determined by dividing $100 by a conversion price of $3.00 per share, subject to adjustment upon the occurrence of certain events. At the election of the holder, the notes may be converted directly into our common shares, provided that a registration statement registering such common shares has been declared effective by the Securities and Exchange Commission prior to such conversion, at a conversion price equal to a 20% discount of the average closing price of our common shares for the five day period before such conversion. In consideration for locating purchasers of our notes and warrants, we paid a placement agency fee of $248,000 and issued warrants to purchase 78,000 common shares at an exercise price of $3.70 per share, subject to adjustment upon the occurrence of certain events, to Sands Brothers & Co., Ltd., an affiliate of one of the purchasers of the notes and warrants. The warrants and notes were sold only to a limited number of accredited investors in reliance on the exemption from registration provided by Rule 506 promulgated under the Securities Act of 1933. The proceeds from the sale of these securities are being used for general working capital purposes.


ITEM 6. SELECTED FINANCIAL DATA

         The data set forth below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Consolidated Financial Statements and Notes thereto included elsewhere in this Form 10-K.

                            FISCAL YEAR ENDED MAY 31,
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                    2002          2001           2000             1999          1998
Statement of Operations Data
Revenue                                            $14,752       $1,992          $1,170            $950          $626
Cost of revenues                                     2,858        1,483           1,085             576           278
Selling and marketing                                6,649        2,416           2,430           1,058         1,057
General and administrative                           6,724          984           1,156             420           251
Research and development                               750        2,164           1,643             332           279
Amortization and depreciation                        1,796          501             250              80            88
Impairment write-down of
      goodwill                                       2,810            -               -               -             -
                                                   ------------------------------------------------------------------

Operating loss                                      (6,835)      (5,556)         (5,394)         (1,516)       (1,327)
Other (expense) income, net                           (155)         452             346          (1,701)           (1)
                                                   ------------------------------------------------------------------

Loss before income taxes                            (6,990)      (5,104)         (5,048)         (3,217)       (1,328)
Recovery of deferred income taxes                       29            -               -               -             -
                                                   ------------------------------------------------------------------

Net loss for the year                              $(6,961)     $(5,104)        $(5,048)        $(3,217)      $(1,328)
                                                   ==================================================================

Basic and diluted net loss per common
     share                                          $(0.52)      $(0.66)         $(0.89)         $(0.83)       $(0.42)
                                                   ==================================================================

Weighted average number of common stock
     outstanding                                    13,281        7,710           5,650           3,855         3,191
                                                   ==================================================================

                                     MAY 31,
                                 (IN THOUSANDS)

                                                    2002          2001           2000            1999           1998
Balance Sheet Data

Working capital (deficit)                          $(1,677)      $3,200          $8,548         $(1,294)        $(109)
Total assets                                        23,276        5,389          10,805           1,439           456
Long term obligations and redeemable
     preferred stock                                 1,557          213              28              27            46
Total liabilities                                    8,519        1,347           1,570           2,569           542
Stockholders' equity                                14,757        4,042           9,235          (1,130)          (86)

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

           CAUTIONARY STATEMENT CONCERNING FORWARD-LOOKING STATEMENTS

         THIS REPORT CONTAINS FORWARD-LOOKING STATEMENTS THAT INVOLVE RISKS AND UNCERTAINTIES. THE STATEMENTS CONTAINED IN THIS REPORT THAT ARE NOT PURELY HISTORICAL ARE FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1933, AS AMENDED, AND SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED. FORWARD-LOOKING STATEMENTS INCLUDE, WITHOUT LIMITATION, STATEMENTS CONTAINING THE WORDS "ANTICIPATES", "BELIEVES", "EXPECTS", "INTENDS", "FUTURE", AND WORDS OF SIMILAR IMPORT WHICH EXPRESS MANAGEMENT'S BELIEF, EXPECTATIONS OR INTENTIONS REGARDING THE COMPANY'S FUTURE PERFORMANCE. ALL FORWARD-LOOKING STATEMENTS INCLUDED IN THIS REPORT ARE BASED ON INFORMATION AVAILABLE TO THE COMPANY ON THE DATE HEREOF, AND THE COMPANY HAS NO OBLIGATION TO UPDATE ANY SUCH FORWARD-LOOKING STATEMENTS. THE COMPANY'S ACTUAL RESULTS COULD DIFFER MATERIALLY FROM ITS HISTORICAL OPERATING RESULTS AND FROM THOSE ANTICIPATED IN THESE FORWARD-LOOKING STATEMENTS AS A RESULT OF CERTAIN FACTORS, INCLUDING, WITHOUT LIMITATION, THOSE SET FORTH BELOW UNDER "RISK FACTORS" AND ELSEWHERE.

OVERVIEW

         We are a leading provider of human capital management (HCM) services. We offer a combination of high-tech and high-touch services, giving customers the ability to manage their complete recruiting and outplacement needs on a single Workstream platform.

         There have been significant changes in our business during the twelve month period ended May 31, 2002 ("fiscal 2002"). During the first six months of fiscal 2002 we completed the acquisition of Paula Allen Associates, OMNIpartners, 6FiguresJobs.com, RezLogic, ResumeXpress and Tech-Engine. During the third and fourth quarters, the Company has focused on integrating the acquired entities and expanding the reach of the existing business. These acquisitions increased the service offerings and revenue streams for the Company.

         Due to the substantive change these acquisitions have made to our business, this management's discussion and analysis includes comparisons of pro-forma results of operations for 2002 and 2001. These pro-forma results assume that the above acquisitions had been completed as at June 1, 2001 and therefore compare revenues and expenses of the Company and all its subsidiaries for both fiscal years.

CRITICAL ACCOUNTING POLICIES

         The Company's most critical accounting policies relate to the assessment of goodwill impairment, impairments in intangible assets and the valuation of net deferred tax assets. Management applies judgement to value these assets. Changes in assumptions used would impact the financial results of the Company.

         Goodwill is assessed for impairment on a annual basis or more frequently if circumstances warrant. The Company assesses goodwill by comparing the carrying value of goodwill to the estimated future cash flows over a five year period and discounts these cash flows back to a present value, using a 15% discount rate. Changes in the discount rate used, or in other assumptions in the model, would result in wide fluctuations in the value of goodwill that is supported. Any such changes may result in additional impairment write-downs.

         The Company values intangible assets, such as a customer base acquired in an acquisition, based on estimated future income applying historical customer retention rates. If the customer base acquired discontinues using the Company's service earlier than historical experience, the Company may be required to record an impairment of intangible assets. Changes in circumstances impacting other assumptions used to value intangible assets could also lead to future impairments.

         The Company applies significant judgement in recording net deferred tax assets, which result from the loss carry forwards of companies that it acquires. The recording of deferred tax assets requires estimates of future profits from the acquired company to be forecast. Actual results may differ from amounts estimated.

         The table below represents pro forma results, assuming all fiscal 2002 acquisitions were acquired at the beginning of the periods reflected.

                                 Workstream Inc.
                              Pro forma comparative

                                                            Twelve months         Twelve months
                                                             ended May 31,         ended May 31,
                                                                 2002                 2001                    Var %
Revenue
      Enterprise recruiting                                  $ 2,927,694           $ 3,179,669                -7.9%
      Executive Search recruiting                              3,568,783             3,037,388                17.5%
                                                             ---------------------------------
                                                               6,496,477             6,217,057                 4.5%
      Recruitment research                                     2,379,390             6,520,223               -63.5%
                                                             ---------------------------------
      Total Recruiting                                         8,875,867            12,737,280               -30.3%

      Career transition                                        9,637,626             6,019,958                60.1%
                                                             ---------------------------------
      Total revenue                                           18,513,493            18,757,238                -1.3%

Direct costs
      Enterprise recruiting                                    1,114,707             1,433,400               -22.2%
      Executive Search                                           267,818               327,063               -18.1%
      Recruitment research                                       933,529             2,244,981               -58.4%
      Career transition                                        1,025,102               435,174               135.6%
                                                             ---------------------------------
      Total                                                    3,341,156             4,440,618               -24.8%
      % of revenues                                                 18.0%                 23.7%

Gross Profit
      Enterprise recruiting                                    1,812,987             1,746,269                 3.8%
      Executive Search                                         3,300,965             2,710,325                21.8%
      Recruitment research                                     1,445,861             4,275,242               -66.2%
      Career transition                                        8,612,524             5,584,784                54.2%
                                                             ---------------------------------
      Total                                                   15,172,337            14,316,620                 6.0%
      G/P %                                                         82.0%                 76.3%

Expenses
      Sales & Marketing                                        8,635,101            10,016,552               -13.8%
      Research and development                                   819,091             2,324,294               -64.8%
      General & Administration                                 8,150,122             9,268,337               -12.1%
      Amortization and depreciation                            2,078,265             2,110,195                -1.5%
      Impairment write-down of goodwill                        2,810,000
                                                             ---------------------------------
      Total                                                   22,492,579            23,719,378                -5.2%
                                                             ---------------------------------

      Operating loss                                          (7,320,242)           (9,402,758)               22.2%
      Other Income (expense)                                     (24,799)              941,077                   -
                                                             ---------------------------------
      Net Operating Loss                                     $(7,345,041)          $(8,461,681)               13.2%
                                                             =================================

         During the first two months of fiscal year 2003 we acquired Icarian Inc. and PureCarbon Inc., both Human Capital services companies, providing recruiting software to Fortune 500 companies.

         Our recruiting research revenues have declined on a pro-forma basis for fiscal 2002 due primarily to the overall economic slowdown, while career transition and enterprise sales revenues have increased for the same period. The decline in recruiting research revenues at OMNIpartners has required us to reduce certain costs to improve profitability in the recruiting segment.

         Following completion of the acquisitions in fiscal 2002, we began working to expand our market reach, most notably through the addition of 6 offices of Paula Allen Holdings. We have also been reducing costs by consolidating operations, resulting in staff reductions of redundant positions and related overhead and significantly reducing research and development expenditures.

FISCAL 2002 COMPARED TO FISCAL 2001

REVENUES

         Consolidated revenues were $14,751,620 for the year ended May 31, 2002 compared to $1,991,971 for the year ended May 31, 2001 ("fiscal 2001"). Fiscal 2002 revenues from companies we acquired during fiscal 2002 represented $13,068,905 for the year ended May 31, 2002. Revenues other than from companies we acquired in fiscal 2002 declined to $1,682,715 from $1,991,971 in fiscal 2001 as a result of discontinuing the E-Cruiter express product. The E-Cruiter express product serviced companies with under 500 employees. We discontinued that product in an effort to focus more resources on companies with more than 500 employees.

         Pro-forma revenues for fiscal 2002 were $18,513,493 compared to $18,757,238 for fiscal 2001. Pro-forma revenues include the revenues of all acquired companies for the full reporting periods, instead of from their acquisition dates. Pro-forma revenues declined primarily due to a decrease in recruitment research revenues realized by OMNIpartners. The decline in OMNIpartners' revenues was due to a general economic slowdown causing companies to refrain from adding employees during calendar 2001 which continued into the first half of 2002.

         Career Transition service revenues for fiscal 2002 were $8,301,246 and were the largest contributor to total revenues in fiscal 2002. All of the revenue in this segment is attributable to the acquisition of Paula Allen Holdings, acquired in July of fiscal 2002 and the addition of new offices during fiscal 2002. Pro-forma revenues were $9,637,626 for fiscal 2002 compared to $6,019,958 for fiscal 2001. The primary reason for the increase was due to the opening of 6 new offices for Paula Allen Holdings during fiscal 2002.

         Enterprise Recruiting revenues for fiscal 2002 were $6,450,374 compared to $1,991,971 for fiscal 2001. The increase in revenues was primarily due to the acquisition of RezLogic Inc., OMNIpartners and 6Figurejobs.com Inc. in fiscal 2002. Pro-forma revenues were $8,875,867 for fiscal 2002 compared to $12,737,280 for fiscal 2001. The primary reason for the decline was a $4.1 million decline in recruitment research revenues at OMNIpartners, due to the economic slow down. Enterprise Recruiting revenues increased 4.5% in fiscal 2002 compared to fiscal 2001 on a pro-forma basis primarily due to an increase in new customer contracts from 6FigureJobs.

         We believe that the fiscal 2002 acquisitions and the subsequent acquisitions of Icarian and PureCarbon will have a positive impact on future revenues by allowing us to deliver a broader range of recruiting and outplacement products and services through our 21 offices across North America.

COST OF REVENUES

         Cost of revenues for fiscal 2002 were $2,858,294 compared to $1,482,730 for fiscal 2001. While the total cost of revenues has increased significantly due to the recent acquisitions, as a percentage of revenue these costs have declined from approximately 74% for fiscal 2001 to 19% for this fiscal year. Cost of revenues includes the cost of network operations, client support and charges related to third-party services. The decline as a percentage of revenue is due to the recent acquisitions' lower cost of delivery of products and services and our ability to consolidate technology. Career Transition cost of revenues accounted for $1,123,899 and Enterprise Recruiting cost of revenues accounted for $1,734,395 of the total cost for fiscal 2002.

           On a pro forma basis, cost of revenues decreased from $4,440,618 for fiscal 2001 to $3,341,156 for fiscal 2002. Since the consummation of the acquisitions, management has proceeded with the consolidation of certain cost centers and the elimination of redundant operations. This has resulted in a decrease compared to the pro forma cost of revenues for fiscal 2001.

GROSS PROFITS

         Consolidated gross profits were $11,893,326 for fiscal 2002 or 81% of revenues compared to $509,241 or 26% for fiscal 2001. The significant increase in gross profits is due to the above mentioned acquisitions. We believe that these margins can be maintained, since the newly-acquired service lines involve a significantly lower cost of delivery.

         Career Transition services gross profit was $7,177,347 or 86% of Career Transition services revenues for fiscal 2002 and Enterprise Recruiting gross profit represented $4,715,979 or approximately 73% of Enterprise Recruiting service revenues for fiscal 2002.

         Pro-forma gross profits were $15,172,337 or 82% of revenues for fiscal 2002 compared to $14,316,620 or 76% of revenues for fiscal 2001. The consolidation of third party support costs was the major contributor to the increased percentage in pro-forma gross profit.

OPERATING EXPENSES

         Total operating expenses were $18,728,105 for fiscal 2002 compared to $6,065,293 for fiscal 2001. The recent acquisitions accounted for $15,628,353 in total operating expenses. Operating expenses for non-acquired operations were $3,099,752 for fiscal 2002, representing an approximately 49% decline compared to fiscal 2001. The primary reason for the decline in operating expenses for the operations that existed prior to the fiscal 2002 acquisitions is the consolidation of operating functions and technology.

         On a pro-forma basis, operating expenses were $22,492,579 for fiscal 2002 compared to $23,719,378 for fiscal 2001. The primary reason for the reduction in operating expenses is the elimination of redundant expenses from the recent acquisitions.

SELLING AND MARKETING

         Selling and marketing expenses were $6,649,057 for fiscal 2002 compared to $2,415,831 for fiscal 2001. This increase is attributed to the above mentioned acquisitions. Commission expense is approximately 10% of the total selling and marketing expense and commission expense is expected to increase at the same rate as revenues grow.

         On a pro forma basis, selling and marketing expenses were $8,635,101 for fiscal 2002 compared to $10,016,552 for fiscal 2001. The decline in selling and marketing expenses was due to the elimination of some redundant staff positions and marketing programs.

GENERAL AND ADMINISTRATIVE

         General and administrative expenses were $6,724,211 for fiscal 2002 compared to $984,033 for fiscal 2001, an increase of $5,740,178, reflecting increased costs related to the companies we acquired during 2002, which we believe will be partially reduced in the future by continued consolidation of some administrative functions.

         On a pro forma basis, general and administrative expenses decreased from $9,268,337 for fiscal 2001 to $8,150,122 for fiscal 2002. The decrease is due to the elimination of redundant functions across the acquired organizations since consummation of the acquisitions.

RESEARCH AND DEVELOPMENT

         Research and development costs were $749,392 for fiscal 2002 compared to $2,164,045 for fiscal 2001. The decline is primarily due to the completion of various projects under development in prior periods and our strategy to acquire technology through acquisition. We believe that we can acquire new technology at a lower cost and more efficiently than developing new software platforms with internal resources. This strategy was implemented in fiscal 2002 and it was not the same strategy as in the past. Most of our current research and development efforts are incurred in the Enterprise Recruiting division.

         On a pro forma basis, research and development expenses were $819,091 for fiscal 2002 compared to $2,324,294 for fiscal 2001.

AMORTIZATION EXPENSE

         Amortization expense was $1,795,445 for fiscal 2002 compared to $501,384 for fiscal 2001, with the amortization of acquired intangible assets representing the entire increase over the prior year.

         On a pro forma basis, amortization expense was $2,078,265 for fiscal 2002 and $2,110,195 for fiscal 2001.

INTEREST INCOME

         Interest and other income was $146,061 for fiscal 2002 compared to $494,635 for fiscal 2001. The significant decline was due to the decline in short-term investments. Short-term investments as of May 31, 2002 were $2,302,296 compared to $3,518,962 at May 31, 2001, which represented the remaining capital raised from our public offering in December 1999.

INTEREST AND OTHER EXPENSE

         Interest and other expense was $300,983 for fiscal 2002 compared to $42,418 for fiscal 2001. The primary reason for the increase in interest and other expense was due to the increase in both short and long-term debt. As of May 31, 2002 short and long-term debt totaled $6,158,059 compared to $248,859 at May 31, 2001. The primarily reason for the increase was a result of the fiscal 2002 acquisitions and the expansion of operating units. During fiscal 2002, we recorded $33,364 of interest expense relating to our Convertible Notes issued in April and May of 2002. Future period interest expense related to the Convertible Notes will increase significantly as the Notes accrete to their face value of $2.9 million over their 2 year term to maturity.

GOODWILL

         Goodwill was $12,738,172 as of May 31, 2002 compared to $ nil as of May 31, 2001. The goodwill relates to the acquisitions completed during fiscal 2002 and includes adjustments during the year for shares released from escrow to the former owners of Paula Allen Holdings Inc., as we achieved the specific revenue and profit targets set by the Paula Allen Holdings acquisition agreement for the period ended December 31, 2001. Additionally, management recorded goodwill impairment charges totaling $2,810,000 during fiscal 2002.

FISCAL 2001 COMPARED TO FISCAL 2000

REVENUES

         Total revenues for fiscal 2001 increased 70% to $1,991,971 compared with revenues of $1,170,281 for the year ended May 31, 2000 ("fiscal 2000"). The growth in revenues was primarily attributable to increased sales in the third and fourth quarters, due to the increase of new client contracts.

COST OF REVENUES

         Cost of revenue includes costs of network operations, client support and charges relating to third-party services. Cost of revenue in fiscal 2001 increased 37% to $1,482,730, compared with $1,084,843 in fiscal 2000.

         Costs relating to our network operations increased 20% to $606,992 in fiscal 2001, compared with $506,415 in fiscal 2000. This increase is primarily attributable to an increase in depreciation costs relating to our investment in network infrastructure and capacity. Our live site is now hosted in a state-of-the-art facility with full environmental controls and redundancies, and a complete Microsoft.NET underpinning infrastructure. The higher costs also reflect increased salaries relating to an increase in personnel in our network center.

         Client support costs increased 39% to $504,135 for fiscal 2001, compared with $363,106 for fiscal 2000. This increase is primarily attributable to the increase in our support staff as we added more resources in anticipation of increased business volume in the latter half of fiscal 2001, resulting from a distribution agreement with ADP Canada. However, this agreement did not generate the level of revenue that we originally anticipated, and the support staff was accordingly reduced toward the end of fiscal 2001.

         Charges by third-party service partners, whose products are made available to clients via the E-Cruiter software, increased 73% to $371,603 for fiscal 2001, compared with $215,322 in fiscal 2000. These third-party products include postings to Internet job boards, reference and background checks, and candidate assessment tools.

GROSS PROFITS

         Consolidated gross profits were $509,241 or 26% of revenues for fiscal 2001 compared to $85,438 or 7% of revenues for fiscal 2000. The significant improvement in the gross profit percentage is due to the lower cost of revenues contributed by the acquired service lines in fiscal 2001.

         The overall improvement of our gross margins in fiscal 2001 was primarily due to the investments we made in the past to develop a highly scalable infrastructure able to support a significant increase in volume. As a result, the increased revenues in fiscal 2001 did not result in a proportional increase in cost of revenues.

OPERATING EXPENSES

         Total expenses increased 11% to $6,065,293 for fiscal 2001, compared with $5,479,525 for year 2000. In January 2001, we relocated to a new facility in Ottawa (formerly Kanata), Ontario. This relocation enabled us to bring our entire team in one location, and provided us with the capacity for future growth. The new facility resulted in an increase of $117,624 in amortization expense, as leasehold improvements from the legacy locations were written off and leaseholds relating to the new location were amortized.

SELLING AND MARKETING

         Selling and marketing expenses decreased 1% to $2,415,831 in fiscal 2001, compared with $2,430,472 in fiscal 2000. Marketing expenses decreased 31% to $934,773 in fiscal 2001, compared with $1,345,185 in fiscal 2000. Following our initial public offering in December 1999, significant efforts were made to develop brand-name recognition in the Canadian marketplace. These efforts were reduced to a maintenance mode throughout fiscal 2001. The decline in marketing was partially off-set by an increase of $395,771 or 36% in selling expense. The increase was attributable primarily to increased salaries as we expanded our direct sales force. The increase in the number of contracts also resulted in a higher commission expense. In addition, expansion into the Calgary, Vancouver and Montreal markets resulted in a significant increase in facilities-related costs for our sales force.

GENERAL AND ADMINISTRATIVE

         General and administrative expenses were $984,033 for fiscal 2001 compared to $1,155,626 for fiscal 2000. The primary reason for the decline in general and administrative expenses was due the decline of approximately $305,000 in compensation expense related to stock option grants.

RESEARCH AND DEVELOPMENT

         Research and development expenses increased 32% to $2,164,045 for fiscal 2001, compared with $1,642,919 in fiscal 2000. This increase was primarily attributable to the continued expansion of our research and development capability, hiring additional personnel according to needs and engaging outside consultants for specific projects. The increase in research and development expenses also reflected amortization costs resulting from our investment in additional capital resources for the research and development group.

AMORTIZATION EXPENSE

         For fiscal 2001, amortization expense was $501,384, compared to $250,508 for fiscal 2000. This increase was reflective of the additional expenditures in development tools and equipment.

INTEREST INCOME

         Other income and interest income for fiscal 2001 was $494,635 and included foreign exchange gains on U.S. cash holdings of $29,119 and a gain on disposal of fixed assets of $102,579. In fiscal 2000, interest income was $521,132. The decline in interest income was due to the decline in excess cash being invested as a result of funding current year losses.

LIQUIDITY AND CAPITAL RESOURCES

         At May 31, 2002, we had $3,599,952 in cash, cash equivalents, and short-term investments and a working capital deficit of $1,676,602. We have made a significant investment in acquiring new service lines which has reduced available cash and increased long-term debt. Furthermore, capital requirements have exceeded cash flows from operations in fiscal 2002.

         At May 31, 2002, $1,957,090 of short-term investment balances were restricted from use because they were collateral for various borrowing or leasing arrangements. Merchant banks have required us to place reserve deposits on our merchant accounts due to the high volume of credit card usage by our clients. As of May 31, 2002, approximately $436,970 was held by such banks. These deposits will be reviewed quarterly and may be returned to us based on activity surrounding credits issued. Additional deposits of $1,520,120 are restricted by two banks as security for an outstanding term loan, lines of credit and a letter of guarantee provided to a landlord for a facility lease. These restricted cash balances will be reduced annually for rent payments and any repayments on lines of credit.

         For fiscal 2002, cash used in operations totaled $1,840,042, consisting primarily of the net loss for the year of $6,961,305 offset by non-cash expenses such as amortization, non-cash compensation and impairment write-down of goodwill. The net change in operating components of working capital for fiscal 2002 was $263,371, primarily due to the increase in current liabilities partially offset by the increase in accounts receivable from the companies we acquired in fiscal 2002.

         Net cash used in investing activities during fiscal 2002 was $880,713. The sale of certain short-term investments resulted in cash inflows of $3,173,756. In fiscal 2002, we expended a total of $1,824,272 on acquisitions. An additional $204,297 was expended for capital assets as we improved our network infrastructure and integrated the technology platforms of the acquired companies to improve internal communications and efficiencies.

         In April and May 2002, we raised additional capital by issuing Sands Brothers Venture Capital III LLC, Crestview Capital Fund, L.P. and their respective affiliated entities an aggregate of $2,900,000 principal amount of our 8% Senior Subordinated Convertible Notes and warrants to purchase 658,000 of our common shares at an exercise price of $3.70 per share, subject to adjustment upon the occurrence of certain events. The notes will be convertible into a class of preferred shares known as Class A Preferred Shares, which have yet to be authorized. The authorization of the proposed Class A Preferred Shares will be submitted to our shareholders for approval at the next shareholders' meeting. The conversion price of the notes into Class A Preferred Shares is $100 per share, subject to adjustment upon the occurrence of certain events. The Class A Preferred Shares, if approved by our shareholders and when issued, would be convertible into a number of common shares determined by dividing $100 by a conversion price of $3.00 per share, subject to adjustment upon the occurrence of certain events. At the election of the holder, the notes may be converted directly into our common shares, provided that a registration statement registering such common shares has been declared effective by the Securities and Exchange Commission prior to such conversion, at a conversion price equal to a 20% discount of the average closing price of our common shares the five day period before such conversion. The proceeds from the sale of these securities are being used for general working capital purposes.

         Net cash generated by financing activities was $4,256,743 for fiscal 2002. Financing outflows consisted primarily of the repayment of bank debt of $1,693,712 and the repayment of a loan to a shareholder of an acquired company of $428,092. Our chief executive officer has provided us with $400,000 in short-term loans to offset the negative cash flow created by the new credit card deposit requirements. In addition, our chief executive officer provided $350,000 to establish a new line of credit with the Bank of Montreal. On a net basis, we have also drawn an additional $1,364,722 on existing bank facilities for the year ended May 31, 2002.

         We have had operating losses since our inception and had negative cash flow from operations for fiscal 2002. However, the elimination of redundancies in the acquired companies, the consolidation of on-going operations and reductions in research and development efforts previously discussed, have reduced the monthly negative cash flows over the current fiscal year. We believe that these changes, along with further consolidation of cost centers and elimination of redundancies, will result in cash flows from operations which, together with current cash reserves and credit facilities, will be sufficient to meet our working capital and capital expenditure requirements through at least May 31, 2003.

ACQUISITIONS

         We constantly endeavor to increase our share of, and strengthen our position in, the HCM market. A key component of our business strategy is to continue to acquire companies offering services similar or complementary to ours. The HCM market has experienced significant consolidation in the last several months as companies attempt to expand their service offerings and broaden their revenue bases to achieve rapid growth and profitability. By implementing our business strategy and identifying the consolidation trend in its relatively early stages, we believe we have been able to complete acquisitions of several companies.

         As a result of the acquisitions in 2002, we recorded a deferred tax asset which represents the amount of income tax loss carryforward that will be used to offset future taxable income. We have also recorded a deferred tax liability which represents the timing difference between tax and financial statement recognition of amortization of intangibles acquired.

RISK FACTORS

         You should consider the following risk factors that pertain to our Company. The realization of these risks could result in a significant adverse effect on our results of operations, financial condition, cash flows, business or the market for our common shares. We cannot assure you that we will successfully address any of these risks or address them on a continuing basis.

         Keep these risk factors in mind when reading "forward-looking" statements elsewhere in this Form 10-K (See "Cautionary Statement Concerning Forward-Looking Statements" in Item 7).

         We may not become profitable.

         Since our inception, we have incurred losses which have been substantial in relation to our operations. As of May 31, 2002, the end of our most recent fiscal year, we had an accumulated deficit of $22,285,842. We reported a net loss of $6,961,305 for the year ended May 31, 2002. Prior to our fiscal 2002 acquisitions we generated relatively small amounts of revenue. During the first six months of fiscal 2002 we acquired all of the outstanding shares of four companies, three of whom reported in the aggregate net losses of approximately $3.2 million in their immediately preceding fiscal years. If we continue to acquire companies reporting losses, if revenue grows slower than we anticipate or if operating expenses exceed our expectations, we may not become profitable. Even if we do achieve profitability, we may not sustain or increase profitability on a quarterly or annual basis. Failure to achieve or maintain profitability would materially adversely affect the market price of our common shares. We expect our operating expenses to continue to grow as we expand our operations.

         We may encounter difficulties with acquisitions, which could harm our business.

         During the first six months of fiscal 2002, we made several investments in, and acquisitions of, other companies and businesses, as part of efforts to expand our operations and we may continue to make investments in, or acquisitions of, complementary companies, products and businesses. If we acquire a company, we may have difficulty integrating that company's personnel, operations and products. We cannot assure you that we will successfully integrate in a timely manner or at all these acquired companies into our operations. These difficulties may increase our expenses, and our profitability may be adversely affected

         Resolutions may be influenced by a limited number of shareholders.

         We are controlled by our two major shareholders, Paul Champagne and Michael Mullarkey, which together, in the aggregate, beneficially own approximately 44.1% of our outstanding common shares, not including 437,500 common shares currently held in escrow, to be released to Mr. Mullarkey upon the achievement of certain profit and revenue targets specified in the acquisition agreement of PAH. These major shareholders are also parties to a voting agreement. The voting agreement governs the voting of our two major shareholders on various issues including, the disposition of our corporate assets, payment of dividends, issuance of additional shares, change in the nature of our business, amendment to our articles of incorporation, change in the number of directors and any amalgamation, reorganization, liquidation or any other fundamental corporate change. Consequently, our two major shareholders may influence the outcome of various actions that require shareholder approval, including the election of our directors, delaying or preventing a transaction in which shareholders might receive a premium over the prevailing market price for their shares and preventing changes in control or management.

         The current economic downturn and future economic downturns may adversely affect the demand for our services.

         Historically, the general level of economic activity has significantly affected the demand for employment and recruitment services. We believe that we are currently experiencing the effects of the current economic downturn and as a result the demand for our employment and recruitment services has decreased. If the general level of economic activity continues to slow, our clients may not require additional personnel and may delay or cancel plans that involve recruiting new personnel using our services and technology. Consequently, our sales cycle could increase and the demand for our services could decline, resulting in a loss of revenue harming our business, operating results and financial condition. It is expected that in times of economic growth, demand for our outplacement business may decline.


         We may not be able to grow our client base and revenue because of the number of competitors and the variety of sources of competition we face.

         Our future success will depend to a large extent on our ability to grow and maintain our client base and revenue. This requires that we offer services that are superior to the services being offered by our competitors and that we price our services competitively. We compete for a portion of employers' recruiting budgets with many types of competitors, as employers typically utilize a variety of sources for recruiting, including:

o    Traditional offline recruiting firms;
o    Traditional offline advertising, such as print media;
o    Resume processing companies;
o    Web-based recruitment companies;
o    Internet job posting companies; and
o    Client-server-based software services.

         In addition, many employers are developing or may develop their own software to satisfy their recruitment needs. If we are unable to grow our client base and revenue, our business, operating results and financial condition could be materially adversely affected.

         The increasing competition in our markets could affect our ability to expand.

         The market for human capital management or HCM services is highly fragmented and competitive. We compete nationally and internationally with Internet recruitment services companies, outplacement service companies and human resource, or HR service providers. We expect competition to increase and intensify in the future, with increased price competition developing for our services. A number of our current and potential competitors have longer operating histories and greater financial, technical and marketing resources and name recognition than we do which could give them a competitive advantage. Our competitors may develop products or services that are equal or superior to ours or that achieve greater market acceptance than ours. It is also possible that new competitors may emerge and rapidly acquire significant market share. As a result, we may not be able to expand or maintain our market share and our ability to penetrate new markets may be adversely affected.

         If we experience client attrition, our operating results will be adversely affected.

         Since we generally enter into subscription agreements with our E-Cruiter Enterprise clients for terms of one year or less, we have no assurance that the client will maintain a long-term relationship with us. If we lose clients after the expiration of their initial subscription, our business, revenues, operating results and financial condition will be adversely affected. Since we have only been offering our services for a limited period of time, we do not know what rate of client attrition to expect. To the extent we experience significant client attrition, we must attract additional clients to maintain revenue.

         We may not be able to strengthen and maintain awareness of our brand name.

         We believe that our success will depend to a large extent on our ability to successfully develop, strengthen and maintain our brand recognition and reputation. In order to strengthen and maintain our brand recognition and reputation, we invest and will need to continue to invest substantial resources in our marketing efforts and maintain high standards for actual and perceived quality, usefulness, reliability, security and ease of use of our services. If we fail to successfully promote and maintain our brand name, particularly after incurring significant expenses in promoting our brand name, or encounter legal obstacles which prevent our continued use of our brand name, our business, operating results and financial condition could be materially adversely affected and the market price of our common shares could decline. Moreover, even if we continue to provide quality service to our clients, factors outside of our control, including actions by organizations that are mistaken for us and factors generally affecting our industry, could affect our brand and the perceived quality of our services.

         Our success will depend on our ability to enter into strategic relationships with job posting and other on-line recruitment services to offer an attractive service to our clients and with a variety of third parties to expand the distribution of our services.

         If we are unable to enter into successful strategic relationships, our business will suffer. We must maintain our existing relationships with job posting boards and other on-line recruitment services and enter into additional similar relationships to continue to offer an attractive service. We also must enter into arrangements with third parties, such as value-added service providers, to expand the distribution of our services. Because many of these third parties compete with each other, the existence of a relationship with any particular third party may limit or preclude us from entering into a relationship with that third party's competitors. In addition, some of the third parties with which we seek to enter into relationships may view us as a competitor and refuse to do business with us. Any loss of an existing relationship or failure to establish new relationships may adversely affect our ability to improve our services, offer an attractive service in the new markets that we enter, or expand the distribution of our services.

         We may not be able to expand our business successfully into new geographic markets.

          Until the fourth quarter of fiscal 2001, we marketed our services primarily in Canada. Since that time we completed several acquisition transactions. Through these acquisition transactions we endeavored to enhance our business by penetrating the United States market. Our success and ability to grow our business will depend to a significant degree on our ability to market our services successfully in new geographic markets, including the United States. Penetrating new geographic markets involves the expenditure of substantial resources, including retaining additional highly qualified personnel. Failure to effectively penetrate new geographical markets may result in increasing losses and the loss of our investment, in whole or in part, in our acquisitions. This could materially adversely affect our business, operating results and financial condition.

         We may lose business if we are unable to successfully develop and introduce new products, services and features.

         If we are unable to develop and introduce new products, services, or enhancements to, or new features for, existing services, in a timely and successful manner, we may lose sales opportunities. The market for our services is characterized by rapid and significant technological advancements, the introduction of new products and services, changes in client demands and evolving industry standards. The adoption of new technologies or new industry standards may render our products obsolete and unmarketable. The process of developing new services or technologies is complex and requires significant continuing efforts. We may experience difficulties or funding shortages that could delay or prevent the successful development, introduction and sale of enhancements or new products and services. Moreover, new products, services or features which we introduce may not adequately address the needs of the marketplace or achieve significant market acceptance.

         Our business could suffer if financing is not available when required or is not available on acceptable terms.

         Our future capital requirements depend on a number of factors, including our ability to grow our revenue. We believe that we have sufficient working capital and investments to fund our working capital requirements, anticipated operating cash flow deficit and capital expenditure requirements to at least the end of the fiscal 2003. However, it is possible that we may need to raise additional funds sooner than expected in order to fund expansion, develop new, and enhance existing, services or acquire complementary businesses or technologies. Our business could suffer if financing is not available when required or is not available on acceptable terms.

         Future financing may be on terms adverse to your interests.

         If, in the future, we issue equity or convertible debt securities to raise additional funds, our shareholders may experience significant dilution of their ownership interest and holders of those new securities may have rights senior to those of the holders of our common shares.

         If we are characterized as a passive foreign investment company, our U.S. shareholders may suffer adverse tax consequences.

         We believe that we were not a passive foreign investment company for U.S. federal income tax purposes for the fiscal 2001 and 2002. Generally, we may be characterized as a passive foreign investment company for U.S. federal income tax purposes if for any taxable year 75% of our gross income is passive income, or at least 50% of our assets are held for the production of, or produce, passive income. This characterization could result in adverse U.S. tax consequences to our shareholders. These consequences may include having gains realized on the sale of our common shares treated as ordinary income, rather than capital gain income, and having potentially punitive interest charges apply to the proceeds of share sales. U.S. shareholders should consult with their own U.S. tax advisors with respect to the U.S. tax consequences of investing in our common shares.

         Our business could be adversely affected if we are unable to protect our proprietary technologies.

         Our success depends to a significant degree upon the protection of our proprietary technologies and brand names. The unauthorized reproduction or other misappropriation of our proprietary technologies could provide third parties with access to our technologies without payment. If this were to occur, our proprietary technologies would lose value and our business, operating results and financial condition could be materially adversely affected. We rely upon a combination of copyright, trade secret and trademark laws and non-disclosure and other contractual arrangements to protect our proprietary rights. The measures we have taken to protect our proprietary rights, however, may not be adequate to deter misappropriation of proprietary information or protect us if misappropriation occurs. Policing unauthorized use of our technologies and other intellectual property is difficult, particularly because of the global nature of the Internet. We may not be able to detect unauthorized use of our proprietary information and take appropriate steps to enforce our intellectual property rights. If we resort to legal proceedings to enforce our intellectual property rights, the proceedings could be burdensome and expensive and could involve a high degree of risk.

         Third parties could claim that we infringe upon their proprietary technologies.

         Our products, services, content and brand names may be found to infringe valid copyrights, trademarks or other intellectual property rights held by third parties. In the event of a successful infringement claim against us and our failure or inability to modify our technologies or services, develop non-infringing technology or license the infringed or similar technology, we may not be able to offer our services. Any claims of infringement, with or without merit, could be time consuming to defend, result in costly litigation, divert management attention, require us to enter into costly royalty or licensing arrangements, modify our technologies or services or prevent us from using important technologies or services, any of which could harm our business, operating results and financial condition.

         We may become subject to burdensome government regulation which could increase our costs of doing business, restrict our activities and/or subject us to liability.

         Uncertainty and new regulations relating to the Internet could increase our costs of doing business, prevent us from providing our services, slow the growth of the Internet or subject us to liability, any of which could adversely affect our business, operating results and prospects. In addition to new laws and regulations being adopted, existing laws may be applied to the Internet. There are currently few laws and regulations directly governing access to, or commerce on, the Internet. However, due to the increasing popularity and use of the Internet, the legal and regulatory environment that pertains to the Internet is uncertain and continues to change. New and existing laws may cover issues which include:

o   User privacy;
o   Pricing controls;
o   Consumer protection;
o   Libel and defamation;
o   Copyright and trademark protection;
o   Characteristics and quality of services;
o   Sales and other taxes; and
o   Other claims based on the nature and control of Internet materials.

         Computer viruses or software errors may disrupt our operations, subject us to a risk of loss and/or expose us to liability.

         Computer viruses may cause our systems to incur delays or other service interruptions. In addition, the inadvertent transmission of computer viruses or software errors in new services or products not detected until after their release could expose us to a material risk of loss or litigation and possible liability. Moreover, if a computer virus affecting our system is highly publicized or if errors are detected in our software after it is released, our reputation and brand name could be materially damaged and we could lose clients.

         We may experience reduced revenue, loss of clients and harm to our reputation and brand name in the event of system failures.

         We may experience reduced revenue, loss of clients and harm to our reputation and brand name in the event of unexpected network interruptions caused by system failures. Our servers and software must be able to accommodate a high volume of traffic. We have experienced minor system interruptions in the past, and we believe that system interruptions will continue to occur from time to time in the future. If we are unable to add additional software and hardware to accommodate increased demand, we could experience unanticipated system disruptions and slower response times. Any catastrophic failure at our network operations center could prevent us from serving our clients for a number of days, or possibly weeks, and any failure of our Internet service provider may adversely affect our network's performance. Our clients may become dissatisfied by any system failure that interrupts our ability to provide our services to them or results in slower response times. Our business interruption insurance may not adequately compensate us for any losses that may occur due to any failures in our system or interruptions in our services.

         Breaches of our network security could be costly.

         If unauthorized persons penetrate our network security, they could misappropriate proprietary information or cause interruptions in our services. We may be required to spend capital and resources to protect against or to alleviate these problems. In addition, because we host data for our clients, we may be liable to any of those clients that experience losses due to our security failures. As a result, security breaches could have a material adverse effect on our business and the market price of our common shares may decline.

         Our business depends on Internet service providers to provide satisfactory service to our clients to enable them to use our services and access job seeker candidates on-line.

         Failure of Internet service providers or on-line service providers to provide access to the Internet to our clients and job seekers would prevent them from accessing our Web board, which would cause our business to suffer. Many of the Internet service providers, on-line service providers and other Web site operators on which we depend have experienced significant service slowdowns, malfunctions, outages and capacity limitations. If users experience difficulties using our services due to the fault of third parties, our reputation and brand name could be harmed.

         Our business depends on the development and maintenance of the Internet infrastructure.

         We cannot assure you that the Internet infrastructure will continue to effectively support the demands placed on it as the Internet continues to experience increased numbers of users, greater frequency of use or increased bandwidth requirements of users. In the past, the Internet has experienced a variety of outages and other delays. Any future outages or delays could affect the willingness of employers to use our on-line recruitment offerings and of job seekers to post their resumes on the Internet. If any of these events occur, our business, operating results and financial condition could be materially adversely affected.

         The existence of registration rights could depress the market for our common shares.

         We have granted registration rights to holders of approximately 8,648,490 common shares, warrants exercisable for approximately 1,148,000 common shares and notes convertible into approximately 966,667 common shares. Certain holders of registration rights have the right to demand that we register their common shares. As a result, we may be obligated to file one or more registration statements registering additional common shares if the holders of demand registration rights elect to exercise their demand rights. Any registration statement that we file within the five-year period beginning January 1, 2002, including registration statements filed as a result of certain security holders exercising their demand registration rights, may trigger the registration of these shares with the Securities and Exchange Commission, subject to certain restrictions. We cannot predict the effect, if any, that the sale of these additional securities or the availability of these additional securities for sale will have on the market prices of our common shares prevailing from time to time.

         The price of our common shares historically has been volatile, which may make it more difficult for you to resell our common shares when you want at prices you find attractive.


         The market price of our common shares has been highly volatile in the past, and may continue to be volatile in the future. For example, since June 1, 2001, the closing sale price of our common shares on the NASDAQ Small Cap Market has fluctuated between $5.04 and $2.00 per share. The following factors may significantly affect the market price of our common shares:

o        Quarterly variations in our results of operations;

o Announcement of new products, product enhancements, joint ventures and other alliances by our competitors or us;

o        Technological innovations by our competitors or us;

o General market conditions or market conditions specific to particular industries; and

o The operating and stock price performance of other companies that investors may deem comparable to us.

         In addition, the stock market in general, and the market prices for Internet-related companies in particular, have experienced extreme volatility that often has been unrelated to the operating performance of such companies. These broad market and industry fluctuations may adversely affect the price of our common shares, regardless of our operating performance.

ITEM 7-A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

         We are primarily exposed to market risks associated with fluctuations in interest rates and foreign currency exchange rates.

INTEREST RATE RISKS

         Our exposure to interest rate fluctuations relates primarily to our short-term investment portfolio and our bank loans. We invest our surplus cash in an investment trust established by a Canadian chartered bank, and in a Certificate of Deposit in a bank in the United States. The investment trust holds various short-term, low-risk instruments, and can be withdrawn without penalty at any time. The interest income from these investments is subject to interest rate fluctuations which we believe will not have a material impact on our financial position.

         We have a $1,000,000 revolving line of credit with SunTrust Bank, which bears interest at a rate of 3.87%. As of May 31, 2002, $992,892 had been drawn on the line of credit. We have provided collateral for the outstanding line of credit being a short-term investment that has a fixed interest rate of 2.37%. The line of credit and the short-term investment become due in October 2002.

         We also had a revolving line of credit with Harris Bank, with interest at the bank's prime rate. As of May 31, 2002, $150,000 had been drawn on the line of credit. In June 2002, we paid down the entire balance on this line of credit.

         We have recently established a $1,000,000 Canadian dollars line of credit with the Bank of Montreal which bears interest at the bank's prime rate plus 1.0%. At May 31,2002, we had drawn $221,831 on the line of credit. We also have a term loan with the bank in the amount of $128,697 as of May 31, 2002. The term loan bears interest at the bank's prime rate plus 2.0%. A letter of credit was issued in May 2002 as collateral on leased facilities in the amount of $176,702, that will renew annually. We pay an annual fee of 1.2% on this letter of credit.

         The majority of our interest rates are fixed, therefore we have limited exposure to risks associated with interest rate fluctuations.

         The impact on net interest income of a 100 basis point adverse change in interest rates for the fiscal year ended May 31, 2002 would have been less than $20,000.

FOREIGN CURRENCY RISK

         We have monetary assets and liabilities balances denominated in Canadian Dollars. As a result, fluctuations in the exchange rate of the Canadian dollar against the U.S. dollar will impact our reported net asset position. A 10% adverse change in foreign exchange rates would result in a decrease in our reported net asset position of approximately $245,000.

ITEM 8:  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

MANAGEMENT STATEMENT OF RESPONSIBILITY

         Workstream's management is responsible for the preparation and presentation of the consolidated financial statements and all the information in this annual report on Form 10-K. The consolidated financial statements were prepared by management in accordance with accounting principles generally accepted in the United States. Where alternative accounting methods exist, management has selected those it considered to be most appropriate in the circumstances. Financial statements include certain amounts based on estimates and judgments. Management has determined such amounts on a reasonable basis with the objective of ensuring that the consolidated financial statements are presented fairly, in all material respects. Financial information presented elsewhere in this annual report has been prepared by management to ensure consistency with that in the financial statements. The consolidated financial statements have been reviewed and approved by the Company's Audit Committee.

         Management is responsible for the development and maintenance of systems of internal accounting and administrative cost controls of high quality, consistent with reasonable cost. Such systems are designed to provide reasonable assurance that the financial information is accurate, relevant and reliable and that the Company's assets are appropriately accounted for and adequately safeguarded.

         The Company's Audit Committee is appointed by its Board of Directors annually and consists solely of outside directors. The committee meets periodically with management, as well as with the independent auditors, to satisfy itself that each is properly discharging its responsibilities, to review the consolidated financial statements and the independent auditors' report, and to discuss significant financial reporting issues and auditing matters. The Audit Committee reports its findings to the Board of Directors for consideration when approving the consolidated financial statements for issuance to the shareholders.

         The consolidated financial statements have been audited by PricewaterhouseCoopers LLP, the independent auditors, in accordance with Canadian and United States generally accepted auditing standards on behalf of the shareholders. The Auditors' Report outlines the nature of the examination and their opinion on the consolidated financial statements of the Company. The independent auditors have full and unrestricted access to the Audit Committee.





(Signed) Michael Mullarkey, CEO            (Signed)  Paul Haggard, CFO

AUDITORS' REPORT

  To the Shareholders of Workstream Inc.

         We have audited the consolidated balance sheets of Workstream Inc. as at May 31, 2002 and 2001, and the consolidated statements of operations, comprehensive loss, shareholders' equity and cash flows for the three-year period ending May 31, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

         We conducted our audits in accordance with Canadian and United States generally accepted auditing standards. Those standards require that we plan and perform an audit to obtain reasonable assurance whether the financial statements are free of material misstatement. An audit includes examining on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.

         In our opinion, these consolidated financial statements present fairly, in all material respects, the financial position of the Company as at May 31, 2002 and 2001, and the results of its operations and its cash flows for the three-year period ending May 31, 2002, in accordance with United States generally accepted accounting principles.











PricewaterhouseCoopers LLP
--------------------------

Chartered Accountants
Ottawa, Canada
August 25, 2002

                                                     WORKSTREAM, INC.
                                                CONSOLIDATED BALANCE SHEETS
                                                  (United States dollars)

                                                                                        MAY 31, 2002        MAY 31, 2001
                                                                                      ------------           ------------

ASSETS
CURRENT ASSETS
Cash and cash equivalents                                                             $  1,297,656           $     65,483
Restricted cash                                                                          1,957,090                      -
Short-term investments                                                                     345,206              3,518,962
Accounts receivable, net of allowance for doubtful accounts of                        $    165,870
     (May 31, 2001 - $13,142)                                                            1,314,958                319,405
Prepaid expenses                                                                           144,400                268,719
Deferred tax asset                                                                         135,000                      -
Other receivables                                                                           91,188                161,520
                                                                                      -----------------------------------
                                                                                         5,285,498              4,334,089
CAPITAL ASSETS                                                                           1,557,303              1,036,641
DEFERRED COSTS                                                                                   -                 17,993
DEFERRED TAX ASSET                                                                         694,148                      -
OTHER ASSETS                                                                               146,605                      -
ACQUIRED INTANGIBLE ASSETS                                                               2,853,871                      -
GOODWILL                                                                                12,738,172                      -
                                                                                      -----------------------------------

                                                                                      $ 23,275,597           $  5,388,723
                                                                                      ===================================

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable                                                                      $  1,136,662           $    318,889
Accrued liabilities                                                                        839,078                350,578
Line of credit                                                                           1,364,723                      -
Accrued compensation                                                                       900,360                204,049
Current portion of long-term obligations                                                    26,175                      -
Current portion of related party obligation                                              1,116,943                      -
Deferred income tax liability                                                              490,862                      -
Current portion of capital lease obligations                                                48,411                 36,131
Deferred revenue                                                                         1,038,886                224,291
                                                                                      -----------------------------------
                                                                                         6,962,100              1,133,938
DEFERRED INCOME TAX LIABILITY                                                              650,686                      -
CAPITAL LEASE OBLIGATIONS                                                                  119,939                 48,269
LEASEHOLD INDUCEMENTS                                                                      143,866                159,313
CONVERTIBLE NOTES                                                                          131,597                      -
LONG-TERM OBLIGATIONS                                                                      102,521                  5,146
RELATED PARTY OBLIGATION                                                                   408,070                      -
                                                                                      -----------------------------------
                                                                                         8,518,779              1,346,666
                                                                                      -----------------------------------
COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY
CAPITAL STOCK
Issued and outstanding - 14,851,905 common shares (May 31, 2001 - 7,712,262)            33,135,734             17,789,892
Additional paid-in capital                                                               4,792,887              2,116,620
Accumulated other comprehensive loss                                                      (885,961)              (539,918)
Accumulated deficit                                                                    (22,285,842)           (15,324,537)
                                                                                      -----------------------------------
                                                                                        14,756,818              4,042,057
                                                                                      -----------------------------------

                                                                                      $ 23,275,597           $  5,388,723
                                                                                      ===================================

                  The accompanying notes are an integral part of these consolidated financial statements.

                                                      WORKSTREAM INC.
                                           CONSOLIDATED STATEMENTS OF OPERATIONS

                                                  (United States dollars)

                                                                          YEARS ENDED MAY 31,
                                                            2002                  2001                  2000
                                                    --------------------------------------------------------------

REVENUE                                             $ 14,751,620             $  1,991,971             $  1,170,281
COST OF REVENUES                                       2,858,294                1,482,730                1,084,843
                                                    --------------------------------------------------------------

GROSS PROFIT                                          11,893,326                  509,241                   85,438
                                                    --------------------------------------------------------------

EXPENSES
Selling and marketing                                  6,649,057                2,415,831                2,430,472
General and administrative                             6,724,211                  984,033                1,155,626
Research and development                                 749,392                2,164,045                1,642,919
Amortization and depreciation                          1,795,445                  501,384                  250,508
Impairment write-down of goodwill                      2,810,000                        -                        -
                                                    --------------------------------------------------------------

                                                      18,728,105                6,065,293                5,479,525
                                                    --------------------------------------------------------------

OPERATING LOSS                                        (6,834,779)              (5,556,052)              (5,394,087)
                                                    --------------------------------------------------------------

OTHER INCOME AND (EXPENSES)
Interest and other income                                146,061                  494,635                  521,132
Interest and other expense                              (300,983)                 (42,418)                (175,231)
                                                    --------------------------------------------------------------
                                                        (154,922)                 452,217                  345,901
                                                    --------------------------------------------------------------

LOSS BEFORE INCOME TAX                                (6,989,701)              (5,103,835)              (5,048,186)
Recovery of deferred income taxes                         28,396                        -                        -
                                                    --------------------------------------------------------------
NET LOSS FOR THE YEAR                               $ (6,961,305)            $ (5,103,835)
                                                                                                      $ (5,048,186)
                                                    ==============================================================

WEIGHTED AVERAGE NUMBER OF COMMON SHARES
     OUTSTANDING DURING THE YEAR                      13,281,374                7,710,284                5,649,783
                                                    ==============================================================

BASIC AND DILUTED NET LOSS PER SHARE                $      (0.52)            $      (0.66)            $      (0.89)
                                                    ==============================================================

                  The accompanying notes are an integral part of these consolidated financial statements.

                                              WORKSTREAM INC.
                               CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
                                          (United States dollars)

                                                                       YEARS ENDED MAY 31,
                                                             2002             2001              2000
                                                             --------------------------------------------

Net loss for the year                                        $(6,961,305)   $(5,103,835)      $(5,048,186)
Other comprehensive loss:
    Cumulative translation adjustment (net of tax of $nil)      (346,043)      (272,182)         (301,810)
                                                             --------------------------------------------

Comprehensive loss for the year                              $(7,307,348)   $(5,376,017)      $(5,349,996)
                                                             ============================================




          The accompanying notes are an integral part of these consolidated financial statements.



                                                                 51

                                                           WORKSTREAM INC.
                                           CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                                       (United States dollars)

                                            Common Stock         Additional                  Accumulated Other       Total
                                    ---------------------------  Paid-In      Accumulated      Comprehensive    Shareholders'
                                        Shares       Amount       Capital        Deficit       Income/ (Loss)       Equity
                                     --------------------------------------------------------------------------------------------

Balance at May 31, 1999                 3,857,479   $2,524,338   $1,771,566     $ (5,172,516)         $34,074         $(842,538)
Issuance of shares                      2,625,828   13,255,140            -                -                -        13,255,140
Issuance of shares through
   exercise of options                      6,508       10,037            -                -                -            10,037
Conversion of convertible               1,211,813    1,983,922     (299,087)               -                -         1,684,835
   promissory notes
Issuance of options to employees                -            -      477,191                -                -           477,191
Net loss for the year                           -            -            -       (5,048,186)               -        (5,048,186)
Cumulative translation adjustment               -            -            -                -         (301,810)         (301,810)
                                     --------------------------------------------------------------------------------------------

Balance at May  31, 2000                7,701,628   17,773,437    1,949,670      (10,220,702)        (267,736)        9,234,669
Issuance of shares through
   exercise of options                     10,634       16,455            -                -                -            16,455
Issuance of options to employees                -            -      166,950                -                -           166,950
Net loss for the year                           -            -            -       (5,103,835)               -        (5,103,835)
Cumulative translation adjustment               -            -            -                          (272,182)         (272,182)
                                     --------------------------------------------------------------------------------------------

Balance at May 31, 2001                 7,712,262   17,789,892    2,116,620      (15,324,537)        (539,918)        4,042,057
Issuance of shares for acquisitions     7,220,810   15,500,533            -                -                -        15,500,533
Share repurchases                        (100,000)    (200,000)           -                -                -          (200,000)
Issuance of shares through
   exercise of stock options               11,833       19,269            -                -                -            19,269
Issuance of shares for services             7,000       26,040                                                           26,040
Issuance of options to employees                -            -      162,500                -                -           162,500
Beneficial conversion feature
   related to convertible notes,
   net of issue costs                           -            -    1,584,078                -                -         1,584,078
Detachable warrants issued with
   convertible notes, net of issue
   cost                                         -            -      929,689                -                -           929,689
Net loss for the year                           -            -            -       (6,961,305)               -        (6,961,305)
Cumulative translation adjustment               -            -            -                -         (346,043)         (346,043)
                                     --------------------------------------------------------------------------------------------

Balance at May 31, 2002                14,851,905  $33,135,734   $4,792,887     $(22,285,842)       $(885,961)      $14,756,818
                                     ============================================================================================

                       The accompanying notes are an integral part of these consolidated financial statements.


                                                           WORKSTREAM INC.
                                                CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                       (United States dollars)

                                                                                      YEARS ENDED MAY 31,
                                                                             2002             2001            2000
                                                                        -------------------------------------------------

CASH FLOWS USED IN OPERATING ACTIVITIES
Net loss for the year                                                       $(6,961,305)  $(5,103,835)    $(5,048,186)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization and depreciation                                                 1,766,995       533,138         250,508
Non-cash interest on convertible notes                                           33,364             -         478,053
Shares issued to service providers                                               26,040             -               -
Impairment write-down of goodwill                                             2,810,000
Write-off of deferred charges                                                    17,993             -               -
Recovery of deferred income taxes                                              (109,000)            -               -
Non-cash compensation expense                                                   312,500       163,094               -
Net change in operating components of working capital                           263,371      (268,652)        306,626
                                                                        -------------------------------------------------

                                                                             (1,840,042)   (4,676,255)     (4,012,999)
                                                                        -------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of capital assets                                                  (204,297)     (796,044)       (630,636)
Cash paid for business acquisitions (net of acquired cash of $569,566)       (1,824,272)            -               -
Purchase of other long-term assets                                                    -             -         (56,490)
Acquisition of intangible assets                                                (68,810)            -               -
Purchase of short-term investments                                                    -             -     (13,439,452)
Increase in restricted cash                                                  (1,957,090)            -               -
Sale of short-term investments                                                3,173,756     5,295,008       4,189,451
                                                                        -------------------------------------------------

                                                                               (880,713)    4,498,964      (9,937,127)
                                                                        -------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds form share issuance                                                          -             -      15,758,120
Costs relating to share issuance                                                      -             -      (2,493,789)
Costs related to issuance of convertible promissory notes                      (288,000)            -        (187,075)
Proceeds from issuance of convertible notes                                   2,900,000             -               -
Capital lease payments                                                                -       (39,052)        (31,292)
Proceeds from lease inducement                                                        -       162,545               -
Proceeds from exercise of options                                                19,269        15,825          10,207
Shareholder loan proceeds                                                       750,000             -         882,830
Shareholder loan repayment                                                     (428,092)            -        (882,830)
Repayment of bank debt                                                       (1,693,712)            -               -
Proceeds from bank financing                                                  3,058,434       103,520         129,250
Long-term debt repayments                                                       (61,156)     (164,985)        (93,252)
                                                                        -------------------------------------------------
                                                                              4,256,743        77,853      13,092,169
                                                                        -------------------------------------------------
EFFECT OF EXCHANGE RATE CHANGES                                                (303,815)            -               -
                                                                        -------------------------------------------------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS FOR THE YEAR                 1,232,173       (99,438)       (857,957)

CASH AND CASH EQUIVALENTS, BEGINNING OF THE YEAR                                 65,483       164,921       1,022,878
                                                                        -------------------------------------------------


CASH AND CASH EQUIVALENTS, END OF THE YEAR                                   $1,297,656       $65,483        $164,921
                                                                        =================================================

SUPPLEMENTAL CASH FLOW INFORMATION
   Purchases of capital assets under capital lease                                    -       (68,486)        (38,242)
   Proceeds from capital leases                                                       -       (68,486)        (38,242)
   Interest Paid                                                                 97,796       (15,441)        (44,054)

                   The accompanying notes are an integral part of these consolidated statements.

                                 WORKSTREAM INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1: NATURE OF OPERATIONS

         Workstream Inc. ("Workstream" or the "Company"), formerly E-Cruiter.com, is a provider of Web-enabled tools and professional services for human capital management (HCM). The Company offers a suite of high-tech and high-touch services aimed at addressing the life cycle of the employer-employee relationship. Workstream's HCM technology backbone enables companies to streamline the management of enterprise human processes, including recruitment, assessment, deployment and career transitions.

NOTE 2: BASIS OF PRESENTATION

         The consolidated financial statements included herein have been prepared by Workstream in accordance with United States generally accepted accounting principles. All amounts presented in these financials statements are presented in United States dollars unless otherwise noted. Prior to September 1, 2001, the Company prepared its financial statements in accordance with Canadian generally accepted accounting principles and presented its financial statements in Canadian dollars. The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. The earnings of the subsidiaries are included from the date of acquisition.


NOTE 3: SIGNIFICANT ACCOUNTING POLICIES

Use of Estimates

         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from these estimates.

Cash Equivalents and Short-Term Investments

         Cash equivalents and short-term investments are stated at cost plus accrued interest, which approximates fair value. Cash equivalents are defined as highly liquid investments with terms to maturity at acquisition of three months or less. Short-term investments are defined as highly liquid investments with terms to maturity of one year or less. All cash equivalents and short-term investments are classified as available for sale.

Investment Tax Credits

         Investment tax credits, which are earned as a result of qualifying research and development expenditures, are recognized when the expenditures are made and their realization is reasonably assured and are applied to reduce the related research and development capital costs and expenses in the year.

Capital Assets

         Capital assets are recorded at cost. Amortization is based on the estimated useful life of the asset and is recorded as follows:

         Furniture and fixtures      5 year Straight line
         Office equipment            5 year Straight line
         Computers and software      3 year Straight line
         Leasehold improvements      Term of lease

Lease Inducements

         Lease inducements are amortized over the term of the lease as a reduction of rent expense.

Income Taxes

         The Company accounts for income taxes under the asset and liability method that requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the carrying amounts and tax basis of assets and liabilities. The Company provides a valuation allowance on net deferred tax assets when it is more likely than not that such assets will not be realized.

Capital Stock

         Capital stock is recorded as the net proceeds received on issuance after deducting all share issue costs.

Revenue Recognition

         The Company recognizes revenue when all of the following criteria are met: persuasive evidence of an agreement exists, the services have been provided, the price is fixed and determinable and collection is reasonably assured. Consequently, revenue is generally recognized as services are performed.


Stock-Based Compensation

         Statement of Financial Accounting Standards (SFAS) No. 123, Accounting for Stock-Based Compensation, defines a fair value method of accounting for issuance of stock options and other equity investments. Under the fair value method, compensation cost is measured at the grant date based on the fair value of the award and is recognized over the service period, which is usually the vesting period. Pursuant to SFAS No. 123, companies are encouraged, but not required, to adopt the fair value method of accounting for employee stock-based transactions. Companies are also permitted to continue to account for such transactions under Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, but are required to disclose in a note to the financial statements pro forma net income amounts as if the Company had applied the fair value method of accounting.

         The Company accounts for employee stock-based compensation under APB No. 25 and has complied with the disclosure requirements of SFAS No. 123.

Research and Development Costs

         The Company expenses all research and development costs as incurred. Software development costs are expensed in the year incurred unless a development project meets the criteria under generally accepted accounting principles for deferral and amortization. No amounts have been capitalized to date.

Goodwill and Acquired Intangible Assets

         During 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 141, "Business Combinations". This standard is effective for all business combinations initiated after June 30, 2001, and requires that the purchase method of accounting be used for all business combinations initiated after that date. The Company has applied SFAS No. 141 to each of its acquisitions completed during fiscal 2002.

         During 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets". This standard is effective for fiscal years beginning after December 15, 2001. Early application was permitted for companies with fiscal years beginning after March 15, 2001, provided that the first interim financial statements had not previously been issued and SFAS No. 142 was required to be applied at the beginning of the fiscal year. The Company adopted SFAS No.142 on June 1, 2001, the start of fiscal 2002. Under SFAS No. 142 goodwill and intangible assets deemed to have indefinite lives are no longer amortized, including goodwill recorded in past business combinations, but is subject to annual impairment tests in accordance with the new guidelines. Other tangible assets continue to be amortized over their useful lives. The effect of not amortizing goodwill under SFAS No. 142 has had a material effect on the Company's reported results.

         Management assesses goodwill related to reporting units for impairment at least annually, and writes down the carrying amount of goodwill as required. The Company prepares a discounted cash flow model for each reporting unit and compares that valuation to the carrying value of goodwill.

         Intangible assets with a finite useful life recorded as a result of acquisition transactions are amortized over their estimated useful lives as follows:

               Acquired technologies       3 years straight line
               Customer base               3 years straight line
               Intellectual property       5 years straight line

Reporting Currency

         During fiscal 2002, the Company adopted the US dollar as its reporting currency. As a result of the change in reporting currency, the financial statements for all periods prior to June 1, 2001 have been translated from Canadian dollars to US dollars in accordance with SFAS No. 52, Foreign Currency Translation. Income statement balances were translated at the average rate over the period while balance sheet accounts were translated at the exchange rate as of the balance sheet date. The gains and losses resulting from the translation of foreign currency statements into the US dollar are reported in other comprehensive income and as a separate component of Shareholders' Equity.

Foreign Currency Translation and Foreign Transactions

         The financial statements of the parent company and its subsidiaries have been translated into United States dollars in accordance with Financial Accounting Standards ("SFAS") No. 52, Foreign Currency Translation. The Company's subsidiaries use their local currency as their functional currency. All balance sheet amounts with the exception of Shareholders' Equity have been translated using the exchange rates in effect at year-end. Income statement amounts have been translated using the average exchange rate for the year. The gains and losses resulting from the translation of foreign currency statements into the United States dollar are reported in comprehensive income and as a separate component of shareholders' equity.

         Gains or losses on foreign currency transactions are recognized in income when incurred.


NOTE 4: CASH EQUIVALENTS, RESTRICTED CASH AND SHORT-TERM INVESTMENTS

         The Company had short-term investments and restricted cash of $345,206 and $1,957,090 respectively as at May 31, 2002. Excess funds are used to purchase units of an investment trust established by a Canadian chartered bank, as well as bonds issued by Canadian corporations. The investment trust holds various short-term, low-risk instruments that accrue interest daily, and monies held in trust can be withdrawn without penalty at any time.


NOTE 5: ACCOUNTS RECEIVABLE ALLOWANCE FOR DOUBTFUL ACCOUNTS

   Allowance for doubtful accounts

   Balance - May 31, 1999                                    $  13,540
   Charged to costs and expenses                                19,842
   Write-offs                                                        -
                                                             ---------

   Balance - May 31, 2000                                       33,382
   Charged to costs and expenses                               (20,240)
   Write-offs                                                        -
                                                             ---------

   Balance - May 31, 2001                                       13,142
   Charged to costs and expenses                               111,000
   Write-offs                                                  (25,954)
   Allowance for doubtful accounts related to acquired
       companies                                                67,682
                                                             ---------

   Balance - May 31, 2002                                    $ 165,870
                                                             ---------

NOTE 6: ACQUISITION TRANSACTIONS

         During the fourth quarter of fiscal 2002, management finalized the purchase price allocations related to its fiscal 2002 acquisitions. Acquisition disclosure follows.

Paula Allen Holdings, Inc. ("PAH")

         On July 27, 2001, the Company acquired 100% of the outstanding stock of PAH, a company that provides career transitioning and outplacement services, as well as computer system integration services, through offices located across North America.

         The definitive agreement, which was signed April 3, 2001, established the consideration for the acquisition as 4,000,000 common shares. At that date, the shares of Workstream had a closing market price of $1.375, resulting in a total value for the transaction of $5.5 million.

         Under this agreement, an additional 1,000,000 common shares were contingently issuable if the Company achieved specific revenue and profit targets. The Board of Directors approved the release of 500,000 of the 1,000,000 common shares from escrow following achievement of specific revenue and profit targets for the period ended December 31, 2001. The release has been recorded in these financial statements as at January 1, 2002, with goodwill and capital stock being increased by $2,260,000, representing the value of the released 500,000 shares at $4.52 per share. The escrow shares were distributed to the former owners of PAH, including Michael Mullarkey, the Company's chief executive officer, who was a majority owner. Mr. Mullarkey received 437,500 shares of the total escrow shares distributed. The remaining 500,000 shares may be released from escrow subject to the achievement of targets for the twelve-month period ending December 31, 2002. If issued, the 500,000 additional shares will be added to the goodwill resulting from the acquisition. These shares would be valued at the prevailing market price at the date the revenue and profit targets are met.

         These financial statements include the results of operations of PAH from July 28, 2001.

         Management obtained an independent valuation of the net tangible and intangible assets acquired. The excess of the purchase price over the appraised value of the net tangible and identifiable intangible assets acquired was allocated to goodwill.

The purchase price has been allocated as follows:
Share consideration                                     $ 7,760,000
Cash consideration                                          300,000
Acquisition costs                                           279,488
                                                        -----------
                                                          8,339,488
                                                        -----------

Current assets                                              550,228
Tangible long term assets                                   106,945
Current liabilities assumed                              (1,188,557)
Long term liabilities assumed                              (602,465)
Intangible assets:
      Database and related software                          75,000
      Customer base                                         600,000
      Deferred income tax liability                        (390,000)
      Deferred income tax asset                             325,000
      Current practice aids                                 300,000
                                                        -----------
Total identifiable assets                                  (223,849)
                                                        -----------
Goodwill                                                $ 8,563,337
                                                        ===========


         The goodwill resulting from the transaction has been allocated to the Career Transition services business segment. As at May 31, 2002, management assessed this goodwill for impairment in accordance with SFAS No. 142 and recorded an impairment charge of $1,500,000. Net goodwill as at May 31, 2002 relating to PAH is $7,063,337.

OMNIpartners, Inc. ("OMNI")

         On July 27, 2001, the Company acquired 100% of the outstanding stock of OMNI, a Florida-based recruitment research firm providing recruitment research at an hourly rate as a lower cost alternative to traditional recruiting services.

         The Company issued 1,000,000 common shares to acquire OMNIpartners. The definitive agreement was signed on May 18, 2001 when the closing share price was $2.00 per share, resulting in initial share consideration of $2.0 million. Subsequent to July 27, 2001 the Company repurchased 100,000 shares at $2.00 per share from a former owner of OMNI. The purchase price for these shares is being paid in four equal quarterly installments of $50,000 each, beginning December 31, 2001.

         Under this purchase agreement an additional 500,000 common shares may be issued if OMNI achieves certain revenue targets for the twelve months ending June 30, 2002. Management has evaluated results and believes that these revenue targets were not achieved. As a result 500,000 common shares held in escrow will be released and 500,000 shares will be cancelled at the end of the escrow period.

         The consolidated financial statements presented herein include the results of operations of OMNI from July 28, 2001.

         Management prepared a valuation of the net tangible and intangible assets acquired. The excess of the purchase price over the appraised value of the net tangible and identifiable intangible assets acquired was allocated to goodwill.

The purchase price has been allocated as follows:

                                                $ 2,000,000
Share consideration
Cash consideration                                1,026,000
Acquisition costs                                   162,384
                                                -----------
                                                  3,188,384
                                                -----------
Current assets                                      932,064
Tangible long term assets                           725,990
Current liabilities assumed                        (766,712)
Long term liabilities assumed                      (533,008)
Intangible assets:
    Acquired technology                              85,500
    Customer base                                   364,000
    Deferred income tax liability                  (187,000)
    Trademarks, domain names                         18,000
                                                -----------
Total identifiable assets                           638,834
                                                -----------
Goodwill                                        $ 2,549,550
                                                ===========


         The goodwill resulting from the transaction has been allocated to the Enterprise Recruiting Services business segment. As at May 31, 2002 management assessed this goodwill for impairment and recorded an impairment charge of $1,310,000. Net goodwill as at May 31, 2002 relating to OMNI is $1,239,550.

RezLogic, Inc. ("RezLogic")

         The Company acquired RezLogic on August 3, 2001. RezLogic provides recruitment process automation, offering web-based solutions for employers, staffing agencies, executive recruiters, contract placement firms and independent recruiters. For this acquisition, Workstream issued 445,510 common shares. The shares of Workstream were trading at $4.04 when the agreement was signed on June 29, 2001, resulting in an acquisition valuation of $1.80 million.

         The consolidated financial statements presented herein include the results of operations of RezLogic from August 4, 2001.

         Management prepared a valuation of the net tangible and intangible assets acquired. The excess of the purchase price over the appraised value of the net tangible and identifiable intangible assets acquired was allocated to goodwill.

The purchase price has been allocated as follows:

Share consideration                            $ 1,800,000
Acquisition costs                                  346,429
                                               -----------
                                                 2,146,429
                                               -----------

Current assets                                     495,295
Tangible long term assets                           75,661
Current liabilities assumed                       (157,590)
Intangible assets:
     Acquired technology                           222,000
     Customer database                             474,000
     Deferred  income tax liability               (302,400)
     Deferred income tax asset                     146,000
     Other intangibles                              60,000
                                               -----------
Total identifiable assets                        1,012,966
                                               -----------
Goodwill                                       $ 1,133,463
                                               ===========

         The goodwill resulting from the transaction has been allocated to the Enterprise Recruiting Services business segment.

         Under this agreement an additional 297,021 common shares may be issued, pending the achievement of certain revenue and profit targets for the twelve months ending June 30, 2002. Management is currently evaluating the financial results to determine the number of shares to be released. Any additional common shares issued will be added to the goodwill resulting from the acquisition.

6FigureJobs.com, Inc. ("6Figures")

         The Company acquired 6Figures on October 17, 2001. 6Figures provides a variety of career management, recruitment advertising, resume database, and targeted research services to senior-level executives, employers and executive recruiters.

         For this acquisition, Workstream issued 1,275,300 common shares valued at $3.9 million representing a $3.09 per share value prevailing at September 20, 2001, the time of the definitive agreement.

         The consolidated financial statements presented herein include the results of operations of 6Figures from October 17, 2001.

Management prepared a valuation of the net tangible and intangible assets acquired. The excess of the purchase price over the appraised value of the net tangible and identifiable intangible assets acquired was allocated to goodwill.

The purchase price has been allocated as follows:

Share consideration                                     $ 3,940,533
Acquisition costs                                           481,172
                                                        -----------
                                                          4,421,705
                                                        -----------

Current assets                                              878,410
Tangible long term assets                                   155,953
Current liabilities assumed                              (1,208,077)
Intangible assets:
     Acquired technology                                    237,000
     Trademarks and domain names                             11,410
     Customer base                                        1,050,000
     Deferred income tax liability                         (543,400)
     Deferred income tax asset                              610,000
     Other intangibles                                       60,000
                                                        -----------
Total identifiable assets                                 1,251,296
                                                        -----------
Goodwill                                                $ 3,170,409
                                                        ===========


         The goodwill resulting from the transaction has been allocated to the Enterprise Recruiting Services business segment.

         Under this agreement an additional 323,625 common shares may be issued, pending the achievement of certain revenue and profit targets for the twelve month period ending September 30, 2002. Any additional common shares issued will be added to the goodwill resulting from the acquisition.

ResumeXpress

         In July 2001, the Company entered into a definitive agreement to acquire the technology and assets of Gonyea Career Marketing Inc., known as ResumeXpress. As consideration for the sale, Workstream paid ResumeXpress a cash amount of $68,810 and $9,747 was recorded as goodwill. The acquisition was completed in August 2001.

Tech Engine Inc.  ("Tech Engine")

         In September 2001, the Company entered into a definitive agreement to acquire the technology and assets of Tech Engine, Inc. in exchange for the assumption of a promissory note in the amount of $186,638 plus acquisition costs. The Company recorded intangible assets of $100,250 and goodwill of $121,666 on the purchase. The goodwill has been allocated to the Enterprise Recruiting Services business segment.

UNAUDITED PRO FORMA FINANCIAL INFORMATION

         The following unaudited pro forma financial information gives effect to the acquisitions made by Workstream as if the transactions occurred at the beginning of each of the years ended May 31, 2002 and May 31, 2001.


                                                     YEARS ENDED MAY 31,
                                                  2002                 2001
                                               --------------------------------

Revenues                                       $ 18,513,493        $ 18,757,238
Cost of revenues                                  3,341,156           4,440,618
                                               --------------------------------

Gross profit                                     15,172,337          14,316,620
Expenses                                         22,492,579          23,719,378
                                               --------------------------------

Operating loss                                   (7,320,242)         (9,402,758)
Interest and other income (expense)                 (24,799)            941,077
                                               --------------------------------

Net loss                                       $ (7,345,041)       $ (8,461,681)
                                               ================================

Weighted average number of common shares         14,900,712          14,891,702
                                               ================================

Pro forma loss per share                       $      (0.49)       $      (0.57)
                                               ================================

NOTE 7: CAPITAL ASSETS

Property and equipment consists of the following:

                                                            MAY 31,
                                                   2002               2001
                                               ------------------------------

Furniture, equipment and leaseholds            $ 1,441,436        $   590,766
Office equipment                                   222,518            137,427
Computers and software                           2,254,455          1,199,862
                                               ------------------------------
                                                 3,918,409          1,928,055
Less accumulated amortization                   (2,361,106)          (891,414)
                                               ------------------------------
                                               $ 1,557,303        $ 1,036,641
                                               ==============================


         As of May 31, 2002, capital assets include net assets under capital lease of $119,342 (2001 - $73,932) net of accumulated amortization of $125,931 (2001 - $75,134).

NOTE 8: ACQUIRED INTANGIBLE ASSETS

         The following table summarizes the depreciable intangible assets as at May 31, 2002. All of the intangible assets were acquired during fiscal 2002.


                                                                             Accumulated          Net
                                                             Cost           Amortization       Book Value
                                                         -------------------------------------------------

Customer base                                            $ 2,488,000        $  (619,611)       $ 1,868,389
Acquired technologies                                        819,632           (212,039)           607,593
Trademarks, domain names and intellectual property           449,410            (71,521)           377,889
Other                                                          2,260             (2,260)                 -
                                                         -------------------------------------------------
                                                         $ 3,759,302        $  (905,431)       $ 2,853,871
                                                         =================================================


NOTE 9: LINES OF CREDIT

         At May 31, 2002, the Company had an aggregate of $1,364,723 outstanding on three lines of credit. Certain assets of the Company, including short-term investments, property and receivables, are pledged as collateral for these facilities.

                                                  MAY 31,
                                        2002                 2001
                                   --------------------------------

SunTrust Bank                      $  992,892               $     -
Harris Bank                           150,000                     -
Bank of Montreal                      221,831                     -
                                   --------------------------------

Total line of credit               $1,364,723               $     -
                                   ================================

           The Company's short-term investments have been provided as collateral for the SunTrust line of credit. During the year, this line of credit had an effective interest rate of 3.87%. The Company is permitted to draw up to $1,000,000 against this facility.

         The operating line of credit with the Harris Bank is authorized for up to $150,000. The interest rate is subject to change from time to time based on changes in the lender's prime rate. During the year, the line of credit had an effective interest rate of 4.25%.

         During the year ended May 31, 2002, the Company established a line of credit with the Bank of Montreal at an effective interest rate of 4.75%. The Company is permitted to draw up to $1,000,000 Canadian dollars against this facility based on compensating balances on deposit with the Bank. The Company was able to draw up to $530,000 Canadian dollars as at May 31, 2002.

         At May 31, 2002, a total of $1,957,090 of short-term deposits were pledged as collateral for these facilities and the Company's leases and therefore restricted from the Company's use, to the following institutions:


SunTrust Bank                                                                            $  992,892
SunTrust Bank - credit card department                                                       37,086
Bank of America - credit card reserve                                                       399,883
Bank of Montreal - Term loan, line of credit and a letter of credit for facility lease      527,229
                                                                                         ----------

                                                                                         $1,957,090
                                                                                         ==========


NOTE 10: LONG-TERM OBLIGATIONS

         Long-term obligations consist of the following:

                                            MAY 31,
                                   2002               2001
                                 ----------------------------

Small business loan              $      -            $  5,146
Term loans                        128,696                   -

Less: current portion              26,175                   -
                                 ----------------------------

                                 $102,521            $  5,146
                                 ============================


         Long-term obligations represents a five year term loan with Bank of Montreal that bears interest at the Bank's prime rate plus 2.0%. Collateral has been provided as described in note 9.


NOTE 11: CAPITAL LEASE OBLIGATIONS

Capital leases obligations consist of the following:

                                                         MAY 31,
                                                 2002              2001
                                              ----------------------------

         Capital lease obligations            $168,350            $ 84,400
         Less: current portion                  48,411              36,131
                                              ----------------------------

                                              $119,939            $ 48,269
                                              ============================

         Capital lease obligations relate to office equipment, computers and software and bear interest at rates that range from 7.5% to 16.0% per annum. These leases mature at various times through December 2006.

NOTE 12: COMMITMENTS

           The Company has obligations under non-cancelable capital leases and operating leases for office equipment, computer software and hardware, vehicles and facilities. The leases expire at various dates through fiscal 2006 and, in many cases, provide for renewal options. Most of the leases require the payment of related executory costs, which include payment of taxes, maintenance and insurance.

           A summary of the future minimum lease payments under the Company's non-cancelable leases as of May 31, 2002 is as follows:

                                                 Capital       Operating
                                                 Leases          Leases
                                                -------------------------
         Year ended May 31:
         2003                                    $66,017         $872,599
         2004                                     61,559          709,949
         2005                                     50,494          489,352
         2006                                     27,194          387,396
         2007                                          -          195,535
         Thereafter                                    -                -
                                                -------------------------
         Total minimum lease payments            205,264       $2,654,831
                                                               ==========
         Less amount representing interest       (36,914)
                                                --------
         Total minimum lease payments            168,350
         Less current maturities                 (48,411)
                                                --------
                                                $119,939
                                                ========

         Rent expense totaled approximately $1,495,726, $436,085 and $247,387 for the years ended May 31, 2002, 2001 and 2000, respectively, under operating leases. The Company has provided the landlord of the corporate headquarters location in Ottawa with a letter of credit in the amount of $176,702 (see note
9).

NOTE 13: CONVERTIBLE NOTES

                                                                May 31,
                                                     ---------------------------
                                                        2002              2001
                                                     ---------------------------


Convertible notes, face value                         2,900,000        $       -


Less: Amount allocated to detachable warrants         1,038,380)               -
         Amount allocated to beneficial conversion
             feature                                  1,763,387)               -
                                                     ---------------------------


Discounted value of convertible notes                    98,233                -
Amortization of discount                                 33,364                -
                                                     ---------------------------


Convertible notes                                    $  131,597        $       -
                                                     ===========================

         During April and May of 2002, the Company issued 8% Senior Subordinated Convertible Notes (the "Convertible Notes") with detachable warrants as further described below. The total gross proceeds received upon issuance of the convertible notes totaling $2,900,000 was allocated between the convertible debt and warrants based on their relative fair values. The fair value of the detachable warrants was calculated using the Black Scholes pricing model. Additionally, the Convertible Notes have a non-detachable conversion feature where the fair value of the underlying equity securities exceeds the conversion price of the debt ("beneficial conversion feature"). The value of the beneficial conversion feature is measured as the excess of the fair value of the underlying shares over the conversion price up to, but not exceeding, the net proceeds received upon issuance of the Convertible Notes. The value ascribed to the beneficial conversion feature is recorded as paid-in capital. The total discount on the Convertible Notes relating to both the detachable warrants and the beneficial conversion feature is recognized as interest expense using the effective yield method over the two year term to maturity of the Convertible Notes.

         These Convertible Notes have an aggregate $2,900,000 principal amount. The detachable warrants entitle the Convertible Note holders to purchase 658,000 common shares at an exercise price of $3.70 per share, subject to adjustment upon the occurrence of certain events. The Convertible Notes are convertible into a class of preferred shares known as Class A Preferred Shares, which have yet to be authorized. The authorization of the proposed Class A Preferred Shares is expected to be submitted to our shareholders for approval at the next shareholders' meeting. The conversion price of the notes into Class A Preferred Shares is $100 per share, subject to adjustment upon the occurrence of certain events. The Class A Preferred Shares, if approved by our shareholders and when issued, would be convertible into a number of common shares determined by dividing $100 by a conversion price of $3.00 per share, subject to adjustment upon the occurrence of certain events. At the election of the holder, the Convertible Notes may be converted directly into our common shares, provided that a registration statement registering such common shares has been declared effective by the Securities and Exchange Commission prior to such conversion, at a conversion price equal to a 20% discount of the average closing price of our common shares during the five day period before such conversion.

         The proceeds from the sale of these securities are being used for general working capital purposes.

         In December 1999, the Company converted all of the outstanding convertible promissory notes that had been issued during fiscal 1999 into 1,211,813 common shares, resulting in an increase in share capital of $1,983,922.


NOTE 14: INCOME TAXES

         The Company operates in several tax jurisdictions. Its income is subject to varying rates of tax, and losses incurred in one jurisdiction cannot be used to offset income taxes payable in another.

         The loss before income taxes consisted of the following:

                                            YEARS ENDED MAY 31,
                                  2002              2001           2000
                                 -----------------------------------------

Canadian domestic loss           $1,577,000      $5,104,000     $5,048,000
United States loss                5,413,000               -              -
                                 -----------------------------------------

Loss before income taxes         $6,990,000      $5,104,000     $5,048,000
                                 =========================================

         The provision (recovery) for income taxes consists of the following:

                                                          YEARS ENDED MAY 31,
                                                    2002          2001           2000
                                                -------------------------------------------

Canadian domestic:
Current income taxes                            $        -      $      -       $       -
Deferred income taxes                                    -             -               -

United States:
Current income taxes                                81,000             -               -
Deferred income taxes                             (109,000)            -               -
                                                ----------------------------------------

Provision for (recovery of) income taxes        $  (28,000)    $       -        $      -
                                                ========================================

A reconciliation of the combined Canadian federal and provincial income tax rate with the Company's effective income tax rate is as follows:

                                                                                        YEAR ENDED MAY 31,
                                                                      2002                     2001                     2000
                                                                  -------------------------------------------------------------

Combined Canadian federal and provincial tax rate                        40.5%                    42.3%                    44.6%
Income tax recovery based on combined Canadian federal
    and provincial rate                                           $ 2,831,000              $ 2,060,000              $ 2,072,000
Effect of foreign tax rate differences                                (12,000)                       -                        -
Deductible amounts charged to equity                                  563,000                  261,000                  243,000
Change in enacted tax rates                                          (870,000)                (162,000)                       -
Non-deductible amounts                                               (125,000)                  (4,000)                  (5,000)
Write-down of non deductible goodwill                              (1,138,000)
Change in valuation allowance                                      (1,298,000)              (2,155,000)              (2,310,000)
Utilization of losses                                                (252,000)                       -                        -
Reversal of basis difference relating to acquired
    intangibles                                                       361,000                        -                        -
Other                                                                 (32,000)                       -                        -
                                                                  -------------------------------------------------------------


Recovery of income taxes                                          $    28,000              $         -              $         -
                                                                  =============================================================


The components of the Company's net deferred income taxes are as follows:

                                                                             MAY 31,
                                                                 2002                  2001
                                                            -----------------------------------
Deferred income tax assets
Scientific Research and Experimental Development
    ("SR&ED") expenses                                      $   332,000             $   198,000
Loss carryforwards                                            6,319,000               5,242,000
Asset basis differences                                         519,000                       -
Share issue costs                                               353,000                       -
Investment tax credits                                          181,000                       -
Other                                                           139,000                 276,000
                                                            -----------------------------------

                                                              7,843,000               5,716,000
Less:  valuation allowance                                   (7,014,000)             (5,716,000)
                                                            -----------------------------------


                                                                829,000                       -

Deferred income tax liabilities
Intangible assets                                            (1,142,000)                      -
                                                            -----------------------------------

Net deferred income tax liabilities                         $  (313,000)            $         -
                                                            ===================================

         The Company has incurred net losses since inception. At May 31, 2002, the Company had approximately $3,800,000 in net operating loss carryforwards for U.S. federal income tax purposes that expire in various amounts through 2022, and approximately $13,000,000 in net operating loss carryforwards for Canadian federal and provincial income tax purposes that expire in various years through 2009. Management has determined that it is more likely than not that a component of deferred tax assets relating to United States operations will be realized; therefore deferred tax assets relating to those operations have been recognized. A valuation allowance has been provided for the balance of net tax assets. The change in the valuation allowance for the year ended May 31, 2002, 2001 and 2000 was an increase of $1,298,000, $2,155,000 and $2,310,000 respectively, resulting primarily from net operating losses generated during the periods.


NOTE 15: FINANCIAL INSTRUMENTS

Interest risk

         The Company has short-term investments and deposits as collateral that earns interest at fixed rates ranging from 1.10% to 2.37%.

         The Company also has a line of credit in a Canada Bank based on the bank's prime rate plus 2%. Management believes that fluctuations in the Bank's prime rate or exchange rates would result in minor impact on financial results. The company also has a letter of guarantee with a Canadian bank based on a fixed rate of 1.2% and fluctuations in exchange rates would have minor financial impact. The Company has issued $2.9 million in convertible notes with a two year term that bear interest at 8% annually. The notes were discounted for the fair value of the warrants attached and a beneficial conversion feature, which resulted in recording the notes at $98,000 and will accrete up to $2.9 million over the two year period.

Concentrations of Credit Risk

         Concentrations of credit risk consist primarily of cash, short-term investments and accounts receivable. Management believes the use of credit quality financial institutions minimizes the risk of loss associated with cash and short-term investments. Accounts receivable primarily represent amounts due under the Company's contracts with its customers. The Company generally does not require collateral from its customers.

NOTE 16: RELATED PARTY OBLIGATIONS

         Related party obligations consist of the following:

                                                        MAY 31,
                                                2002              2001
                                             ---------------------------

                  Notes payable              $  115,437          $     -
                  Shareholder loans           1,409,576                -
                                             ---------------------------
                                              1,525,013                -
                  Less: current portion       1,116,943                -
                                             ---------------------------
                                             $  408,070          $     -
                                             ===========================


         The note payable to a related party is non-interest bearing, and is repayable in monthly installments of $10,200 beginning in October 2001 and ending in April 2003.

         During the year ended May 31, 2002, the Company received $750,000 in working capital loans from the Company's chief executive officer. These are repayable upon demand and earn interest at 4.75%.

         The balance of the shareholder loans consists of a term loan assumed as part of the acquisition of AAA which is non-interest bearing and is repayable in quarterly installments of $52,500 beginning in April 2001 and ending in January 2005, and a note payable to a former owner of OMNIpartners resulting from the repurchase of 100,000 of the Company's common shares, payable in four quarterly installments starting December 31, 2001 and ending September 30, 2002.

         The Company recorded the present value of these shareholder notes at the time of the acquisition utilizing a 15% discount rate. Interest expense is charged to expense over the term to maturity.


NOTE 17: SHARE CAPITAL

         The authorized share capital consists of an unlimited number of no par value common shares. As at May 31, 2002, the Company has 14,851,896 shares outstanding. An additional 1,620,646 shares are being held in escrow as a result of the terms of acquisitions. These shares may be released from escrow if certain profit and/or revenue targets are achieved. The periods covered by the escrow agreements extend until December 31, 2002.

         In addition to common shares outstanding, warrants were issued in December 1999 to the underwriters of the Company's initial public offering in December 1999. In December 1999, 245,000 warrants were issued with an exercise price of $9.90 and in March 2001, 245,000 warrants were issued with an exercise price of $1.00. The term of the warrants issued are both four years from the issue date. In April and May of fiscal 2002, 658,000 detachable warrants were issued in conjunction with the Convertible Notes. These warrants have an exercise price of $3.70 per share and a five year term.

NOTE 18: STOCK BASED COMPENSATION PLANS

         The Company has an employee and directors stock option plan (the "1997 Plan"). Under the terms of the 1997 Plan, the options to purchase common shares generally vest ratably over a period of three years and expire five years from the date of grant. The 1997 Plan provides that the number of options and the option exercise price are to be fixed by the Board of Directors, but the exercise price may not be lower than the fair value of the underlying common shares on the date of grant. The Board of Directors has the right to accelerate the vesting date for any options granted. In the event of a third-party offer to acquire control of the Company that is accepted by a majority of the shareholders, any options that are not exercisable at that time become fully exercisable.

         On October 29, 1999, the shareholders approved the 1999 Employees Stock Option Plan (the "1999 Plan") to replace the 1997 Plan. The 1999 Plan is similar to the 1997 Plan but includes provisions for directors and employees who reside in the United States.

         On October 5, 2000, the shareholders approved the 2000 Amended and Restated Employee and Directors Stock Option Plan (the "2000 Plan") to replace the 1999 Plan. The 2000 Plan is similar to the 1999 Plan but increased the number of shares available for issuance under the Plan from 250,000 to 1,150,000.

         On July 26, 2001, the shareholders approved the 2001 Amended and Restated Employee and Directors Stock Option Plan (the "2001 Plan") to replace the 2000 Plan. The 2001 Plan is similar to the 2000 Plan but the definitions of `affiliate' and `consultant' have been added and the definition of `participant' has been amended to mean `current or former full-time employee, consultant or director of the Company or an affiliate. The number of shares available was also increased from 1,150,000 to 2,500,000.

         Pro forma information regarding net loss is required by SFAS No. 123, and has been determined as if the Company had accounted for its employee stock options under the fair value method of that statement. The fair value of options granted was estimated at the date of grant using the Black-Scholes option pricing model with the following assumptions: weighted-average risk-free interest rate of 3.12% for 2002, 4.50% for 2001 and 6.4% for 2000; no expected dividends; 50%, 196% and 100% volatility factor for 2002, 2001 and 2000 respectively; and expected life of 3.5 years.

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense ratably over the options' vesting period. Because the determination of the fair value of all options is based on the assumptions described in the preceding paragraph, and because additional option grants are expected to be made in future periods, this pro forma information is not likely to be representative of the pro forma effects on reported net income or loss for future years.

The following reflects the impact on earnings if the Company had recorded additional compensation expense:

                                                                                YEAR ENDED MAY 31,
                                                                      2002                2001                   2000
Net loss for the year                                         $(6,961,305)        $(5,224,847)           $(5,134,579)
Estimated incremental share based
  compensation expense                                         (1,036,847)           (650,764)              (483,750)
                                                              -----------         -----------            -----------
Pro forma net loss                                            $(7,998,152)        $(5,875,611)           $(5,618,329)
                                                              -----------         -----------            -----------
Weighted average common shares
  outstanding during the year                                  13,281,374           7,710,284              5,649,783
Pro forma basic and diluted loss per share                    $     (0.60)              (0.76)           $     (0.99)
                                                              -----------         -----------            -----------

A summary of the Company's stock option activity and related information is as follows:

                                                      Number         Weighted
                                                          of          Average
                                                     Options   Exercise Price

Balance outstanding - May 31, 1999                   452,194            $1.83
  Granted                                            232,522             6.54
  Exercised                                          (13,017)            1.56
  Forfeited                                         (100,399)            4.14
                                                   ---------
Balance outstanding - May 31, 2000                   571,300             3.43
  Granted                                          1,074,569             2.61
  Exercised                                          (10,634)            1.52
  Forfeited                                         (308,199)            2.70
                                                   ---------
Balance outstanding - May 31, 2001                 1,327,036             2.85
  Granted                                          1,189,700             2.57
  Exercised                                          (11,833)            1.63
  Forfeited                                         (623,608)            2.97
                                                   ---------
Balance outstanding - May 31, 2002                 1,881,295             2.64
                                                   =========

The weighted average exercise price of options granted during the year is as follows:

                                                              2002                       2001                     2000
                                                              ----                       ----                     ----
Options issued with exercise price at market
    price                                               479,700     $2.47       1,074,569        $2.61     151,072      $6.15
Options issued with exercise price above
    market price                                        210,000      3.11               -            -      39,500       7.27
Options issued with exercise price below
    market price                                        500,000      2.45               -            -      41,950       7.27

The weighted average fair value of options granted during the year is as follows

                                                              2002                       2001                     2000
                                                              ----                       ----                     ----
Options issued with exercise price at
  market price                                          479,700    $ 0.99       1,074,569        $2.38     151,072      $4.79
Options issued with exercise price
  above market price                                    210,000      1.10               -            -      39,500       6.14
Options issued with exercise price
  below market price                                    500,000      1.22               -            -      41,950       5.61

         Information about options outstanding at May 31, 2002 is as follows:

                                   Options Outstanding                         Options Exercisable
                  -----------------------------------------------------------------------------------------
                                        Weighted
                                         Average
                                        Remaining       Weighted                            Weighted
                                       Contractual       Average                            Average
                                          Life          Exercise                            Exercise
  Exercise Price         Shares          (Years)          Price             Shares           Price
-----------------------------------------------------------------------------------------------------------
    $1.00-1.99            219,860         3.48             $1.09             222,435          $1.39
    $2.00-2.99          1,222,108         3.88             $2.40              78,000          $2.30
  $3.00 and over          439,327         3.14             $4.21             174,025          $4.64

Note 19: NET CHANGE IN OPERATING COMPONENTS OF WORKING CAPITAL:

                                                                         YEARS ENDED MAY 31,
                                                                 2002           2001            2000
                                                             ---------------------------------------------
Accounts receivable                                             $(42,935)       $ 146,103      $(344,969)
Prepaid expenses                                                 223,522           44,674       (259,835)
Deposits                                                        (146,605)               -              -
Other receivables                                                 70,332         (117,678)         2,484
Accounts payable and accrued liabilities                        (272,414)         142,939        269,514
Accrued compensation                                             498,124           57,995        107,455
Deferred revenue                                                 (66,653)        (506,596)       551,273
                                                                -----------------------------------------
                                                                 263,371         (232,563)       325,922

Amounts included in accounts payable related to fixed
    asset purchases                                                    -          (36,089)       (58,409)
Accounts payable settled by issuance of shares                         -                -         39,113
                                                                -----------------------------------------
                                                                $263,371        $(268,652)     $ 306,626
                                                                =========================================

NOTE 20:  SEGMENTED AND GEOGRAPHIC INFORMATION

         Prior to the acquisitions described in note 6, the Company had one reportable segment: Enterprise Recruiting Services and all sales were in Canada during fiscal 2001. As a result of the acquisitions, Workstream now has two distinct operating segments: Enterprise Recruiting Services and Career Transition Services. Operations are conducted in Canada and the United States. Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the Corporation's chief decision maker in deciding how to allocate resources and assess performance. The Corporation's chief decision maker is the Chief Executive Officer. The following is a summary of the Company's operations by business segment and by geographic region for the year ended May 31, 2002.

                                               ENTERPRISE           CAREER
                                               RECRUITING         TRANSITION
                                                SERVICES           SERVICES                   TOTAL
                                              ------------        -----------              ------------
BUSINESS SEGMENT

YEAR ENDED MAY 31, 2002

Revenue                                       $  6,450,374        $ 8,301,246              $ 14,751,620
Expenses                                        10,123,227         10,290,488                20,413,765
                                              ------------        -----------              ------------
Business segment income(loss)                 $ (3,672,903)       $(1,989,242)               (5,662,145)
                                              ============        ===========
Corporate overhead,
  other revenues and expenses                                                                (1,299,160)
                                                                                           ------------
Net loss                                                                                   $ (6,961,305)
                                                                                           ============
YEAR ENDED MAY 31, 2002

Business segment assets                       $  6,032,404        $   550,538              $  6,582,942
Intangible assets                                1,834,599            767,415                 2,602,014
Goodwill                                         5,674,838          7,063,337                12,738,175
                                              ------------        -----------              ------------
                                              $ 13,541,841        $ 8,381,290                21,923,131
                                              ============        ===========              ============
Assets not allocated to business segments
                                                                                              1,352,466
                                                                                           ------------
Total assets                                                                               $ 23,275,597
                                                                                           ============


GEOGRAPHY

YEAR ENDED MAY 31, 2002
                                                 CANADA               USA                      TOTAL
                                              ------------        -----------              ------------
Revenue                                       $  2,527,412        $12,224,208               $14,751,620
Expenses                                         4,182,544         17,826,295                22,008,839
                                              ------------        -----------              ------------
Geographical income(loss)                     $ (1,655,132)       $(5,602,087)               (7,257,219)
                                              ============        ===========
Other revenues and expenses                                                                    (295,914)
                                                                                           ------------
Net loss                                                                                   $ (6,961,305)
                                                                                           ============

AS AT MAY 31, 2002

Geographic segment assets excluding
  goodwill and intangibles                    $  4,469,560        $ 3,213,994              $  7,683,554

Assets not allocated to specific geographic
  segments                                                                                   15,592,043
                                                                                           ------------
Total assets                                                                               $ 23,275,597
                                                                                           ============

NOTE 21:  RECENT ACCOUNTING PRONOUNCEMENTS

         In June 2001, the FASB approved the issuance of SFAS No. 143, Accounting for Asset Retirement Obligations, which is effective for fiscal years beginning after June 15, 2002, which for the Company is the fiscal year beginning June 1, 2003. This standard establishes accounting standards for the recognition and measurement of legal obligations associated with the retirement of tangible long-lived assets. The Company has not yet assessed the impact of the adoption of this new standard on its financial statements.

         In December 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets. SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This standard replaces FAS 121, but retains its fundamental provisions with respect to the recognition and measurement of the impairment of long-lived assets to be held and used and the measurement of long-lived assets to be disposed of by sale. This standard is effective for fiscal years beginning after December 15, 2001, which for the Company is the fiscal year beginning June 1, 2002. The Company is in the process of evaluating the impact this standard will have on the financial statements.

NOTE 22: EARNINGS PER SHARE

         For all the periods presented, diluted net loss per share equals basic net loss per share due to the anti-dilutive effect of employee stock options, warrants and escrowed shares.

Weighted average number of shares outstanding is computed as follows:

Shares outstanding at May 31, 1999                                  3,854,579
Weighted average shares issued in public offering                   1,794,131
Weighted average shares issued for acquisitions                             -
Weighted average shares issued for employee options                     1,073
                                                                  -----------
Weighted average share balance at May 31, 2000                      5,649,783
                                                                  ===========

Shares outstanding at May 31, 2000                                  7,701,627
Weighted average shares issued for acquisitions                             -
Weighted average shares issued for employee options                     8,657
                                                                  -----------
Weighted average share balance at May 31, 2001                      7,710,284
                                                                  ===========

Shares outstanding at May 31, 2001                                  7,712,262
Weighted average shares issued for acquisitions                     5,601,472
Weighted average shares issued for employee options                     3,947
Weighted average shares issued for services rendered                    5,063
Weighted average shares cancelled                                     (41,370)
                                                                  -----------
Weighted average share balance at May 31, 2002                     13,281,374
                                                                  ===========

         The following outstanding instruments could potentially dilute basic earnings per share in the future:

                                                                  MAY 31, 2002

Convertible notes                                                    966,667
Stock options                                                      1,881,295
Escrowed shares                                                    1,620,646
Warrants issued with convertible notes                               658,000
Underwriter warrants                                                 490,000
                                                                  ----------
Potential increase in number of shares from dilutive instruments
                                                                   5,616,608
                                                                  ==========

Note 23: SUBSEQUENT EVENTS

Acquisition of Icarian Inc.

         On June 28, 2002 the Company acquired 100% of the outstanding stock of Icarian Inc., a California based company. As consideration for the purchase, the Company issued to the shareholders of Icarian 2,800,000 common shares valued at approximately $9.9 million. Icarian is a provider of Human Capital Management
(HCM)Web-enabled solutions and professional services. For the twelve months ended December 31, 2001 Icarian's revenues were approximately $5.7 million with a net loss of approximately $ 25.8 million. The Company has preliminarily determined that approximately $4.0 million in tangible assets, $4.0 million in liabilities, $3.0 million in intangible assets and $7.0 million in goodwill will result from the acquisition.

         Management has arranged for an independent valuation of the net tangible and intangible assets acquired. This valuation is presently subject to finalization. The excess of the purchase price over the appraised value of the net tangible and identifiable intangible assets acquired will be allocated to goodwill.

         The goodwill resulting from the transaction will be allocated to the Recruiting Services business segment.

Acquisition of PureCarbon, Inc.

         On July 1, 2002 the Company acquired certain assets and liabilities of PureCarbon, Inc. a California based company. As consideration for the sale, we issued to the shareholders of PureCarbon 263,158 common shares, valued at approximately $1,000,000. PureCarbon is the provider of award-winning Internet software (JobPlanet) designed to integrate with behind-the-scenes human resources and recruiting technology. Management prepared a valuation of the net tangible and intangible assets acquired. The excess of the purchase price over the appraised value of the net tangible and identifiable intangible assets acquired was allocated to goodwill. The Company will record approximately $1.0 million in intangible assets and $0.1 million in goodwill from the acquisition.

         The goodwill resulting from the transaction will be allocated to the Recruiting Services business segment.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    None.

                                    PART III


ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         This information will be included in an amendment to this Form 10-K, which will be filed within 120 days after the end of the fiscal year covered by this report.

ITEM 11. EXECUTIVE COMPENSATION

         This information will be included in an amendment to this Form 10-K, which will be filed within 120 days after the end of the fiscal year covered by this report.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

         This information will be included in an amendment to this Form 10-K, which will be filed within 120 days after the end of the fiscal year covered by this report.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         This information will be included in an amendment to this Form 10-K, which will be filed within 120 days after the end of the fiscal year covered by this report.


                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K


(a) Documents filed as part of this report:

    1. Financial Statements. (See Page 49)

    2. Financial Statement Schedule. (None)

    3. Exhibits. (See (c) below)

(b) Reports on Form 8-K

We filed the following reports on Form 8-K during the last quarter of the period covered by this report:

         (1) Current Report on Form 8-K with respect to Item 5 filed on April 12, 2002;

         (2) Current Report on Form 8-K with respect to Item 5 filed on April 22, 2002;

         (3) Current Report on Form 8-K with respect to Item 5 filed on May 10, 2002; and

         (4) Current Report on Form 8-K with respect to Item 5 filed on May 24, 2002.

(c) Exhibits.


     The following is a list of exhibits filed as part of this annual report on Form 10-K. Where so indicated, exhibits which were previously filed are incorporated by reference. For exhibits incorporated by reference, the location of the exhibit in the previous filing is indicated in parentheses.

Exhibit

Number   Description

3.1 Articles of Incorporation, as amended (incorporated by reference to Exhibit 3.1 to the Registration Statement on Form F-1 (File No. 333-87537)).
3.2 Articles of Amendment, dated July 26, 2001 (incorporated by reference to Exhibit 1.2 of Form 20-F of Workstream Inc. for the fiscal year ended May 31, 2001).
3.3 Articles of Amendment, dated November 6, 2001 (incorporated by reference to Exhibit 1.3 of Form 20-F of Workstream Inc. for the fiscal year ended May 31, 2001).
3.4 By-law No. 1 and No. 2 (incorporated by reference to Exhibit 3.2 to the Registration Statement on Form F-1 (File No. 333-87537)).
3.5 By-law No. 3 (incorporated by reference to Exhibit 1.5 of Form 20-F of Workstream Inc. for the fiscal year ended May 31, 2001).
4.1      Form of common share certificate (incorporated by reference to Exhibit
         4.1 to the Registration Statement on Form F-1 (File No. 333-87537)).
4.2 Registration Rights Agreement among the Registrant, Paul Champagne, John Gerard Stanton and Les Kirkland, dated September 21, 1999 (incorporated by reference to Exhibit 10.1 to the Registration Statement on Form F-1 (File No. 333-87537)).
4.3 Warrant Agreement dated as of March 22, 2001 between Workstream Inc. (formerly E-Cruiter.com Inc.) and BlueStone Capital Corp. (incorporated by reference to Exhibit 4.11 of Form 20-F of Workstream Inc. for the fiscal year ended May 31, 2001).
4.4      Form of Underwriter's Warrant Agreement (incorporated by reference to
         Exhibit 1.1 to the Registration Statement on Form F-1 (File No. 333-87537)).
4.5      Form of 8% Senior Subordinated Convertible Note.*
4.6      Form of Common Stock Purchase Warrant.*
4.7 Amended and Restated Registration Rights Agreement dated May 14, 2002 by and among Workstream Inc., Sands Brothers Venture Capital III LLC, Sands Brothers Venture Capital IV LLC and Sands Brothers & Co., Ltd.*
4.8 Registration Rights Agreement dated June 28, 2002 by and among Workstream Inc. and certain former shareholders of Icarian, Inc.*
9.1 Voting Agreement dated July 24, 2001 between Michael Mullarkey, John Gerard Stanton and Paul Champagne (incorporated by reference from
         Exhibit 3.1 of Form 20-F of Workstream Inc. for the fiscal year ended May 31, 2001).

 10.1 Plan of Reorganization and Stock Acquisition Agreement dated April 3, 2001 by and among Michael Mullarkey and Karen Paula Allen, as trustee of the Karen Paula Allen Revocable Trust, as Sellers, Paul Allen Holdings, Inc. and its Subsidiaries, as subject companies, and Workstream Inc. (formerly E-Cruiter.com Inc.), as Purchaser (incorporated by reference to Exhibit 3 to the report on Form 6-K for the month of April 2001).
 10.2 Share Purchase Agreement dated May 18, 2001 by and among Marvin A. Cohen, Meredith A. Cohen, as Vendors, The Omni Partners Inc., a Florida corporation, Omni Partners Mid-Atlantic, Inc., a Pennsylvania corporation, and Omni Partners West, Inc., a Nevada corporation, as subject companies, and Workstream Inc. (formerly E-Cruiter.com Inc.), as Purchaser (incorporated by reference to Exhibit 2 to the report on Form 6-K for the month of May 2001).
 10.3 Asset Purchase Agreement, dated July 2, 2001, between Workstream Inc. (formerly E-Cruiter.com Inc.) and Gonyea Career Marketing Inc. (incorporated by reference from Exhibit 4.3 of Form 20-F of Workstream Inc. for the fiscal year ended May 31, 2001).
 10.4 Merger Agreement between Rezlogic, Inc., Workstream Inc. (formerly E-Cruiter.com Inc.) and E-Cruiter Acquisition I, Inc., dated June 29, 2001 (incorporated by reference to Exhibit 3 to the report on Form 6-K for the month of July 2001).
 10.5 Merger Agreement dated September 14, 2001 between 6FigureJobs.com, Inc., Workstream Inc. (formerly E-Cruiter.com Inc.) and E-Cruiter Acquisition II, Inc. (incorporated by reference to Exhibit 5 to the report on Form 6-K for the month of September 2001).
 10.6 Asset Purchase Agreement dated September 21, 2001 between Paula Allen Holdings, Inc. and Tech Engine, Inc. (incorporated by reference to
         Exhibit 4.6 of Form 20-F of Workstream Inc. for the fiscal year ended May 31, 2001).
 10.7** E-Cruiter.com Inc. 1997 Key Employee Stock Option Plan (incorporated by reference to Exhibit 10.7 to the Registration Statement on Form F-1 (File No. 333-87537)).
 10.8** E-Cruiter.com Inc. 2001 Amended and Restated Stock Option Plan, as amended as of July 26, 2001 (incorporated by reference to Exhibit 4.8 of Form 20-F of Workstream Inc. for the fiscal year ended May 31,
         2001).
 10.9 Stock Option Agreement between Sandy Bryden and Workstream Inc. (formerly E-Cruiter.com Inc.), dated June 24, 1999 (incorporated by reference to Exhibit 10.3 to the Registration Statement on Form F-1 (File No. 333-87537)).

10.10 Option Agreement between WorkLife Solutions, Inc. and Workstream Inc. (formerly E-Cruiter.com Inc.), dated October 13, 1999 (incorporated by reference to Exhibit 10.10 to the Registration Statement on Form F-1 (File No. 333-87537)).
10.11 Head Lease Agreement between 871484 Ontario Inc. and Workstream Inc. (formerly E-Cruiter.com Inc.), dated August 1, 1999 (incorporated by reference to Exhibit 10.5 to the Registration Statement on Form F-1 (File No. 333-87537)).
10.12 Lease Agreement between Workstream Inc. (formerly E-Cruiter.com Inc.) and RT Twenty-Second Pension Properties Limited, dated March 21, 2000 (incorporated by reference to Exhibit 2.1 to the annual report on Form 20-F for the period ended May 31, 2000).
10.13 Service Agreement between Positionwatch Limited and Workstream Inc. (formerly E-Cruiter.com Inc.), dated February 23, 1999 (incorporated by reference to Exhibit 10.6 to the Registration Statement on Form F-1 (File No. 333-87537)).
10.14 Sales and Marketing Agreement between WorkLife Solutions, Inc. and Workstream Inc. (formerly E-Cruiter.com Inc.), dated October 13, 1999 (incorporated by reference to Exhibit 10.9 to the Registration Statement on Form F-1 (File No. 333-87537)).
10.15 Agreement and Plan of Merger dated May 23, 2002, among Workstream Inc., Workstream Acquisition, Inc. and Icarian Inc. (incorporated by reference to Exhibit 2.1 to the report on Form 8-K filed May 24, 2002).
10.16 Amendment to Agreement and Plan of Merger dated June 20, 2002, among Workstream Inc., Icarian, Inc. and Workstream Acquisition, Inc. (incorporated by reference to Exhibit 2.1 to the report on Form 8-K filed June 27, 2002).
10.17 Asset Purchase Agreement dated June 24, 2002, between Workstream USA Inc. and PureCarbon, Inc. (incorporated by reference to Exhibit 2.2 to the report on Form 8-K filed June 27, 2002).
10.18 Amended and Restated Securities Purchase Agreement dated May 14, 2002 by and among Workstream Inc. Sands Brothers Venture Capital III LLC and Sands Brothers Venture Capital IV LLC.*
10.19 Security Agreement dated April 18, 2002 between Workstream Inc. and Sands Brothers Venture Capital III LLC, as Security Agent for the holders of the Senior Secured Convertible Notes.*
10.20 Guarantee Agreement dated as of April 18, 2002 by Workstream USA, Inc. in favor of the holders of 8% Senior Subordinated Secured Convertible Notes.*

10.21 Joinder Agreement dated May 14, 2002 by and among Workstream Inc., Workstream USA, Inc., Sands Brothers Venture Capital IV LLC, Sands Brothers Venture Capital III LLC, Crestview Capital Fund, L.P., Crestview Capital Fund II, L.P. and Crestview Capital Offshore Fund, Inc.*
10.22** Employment Agreement dated as of July 27, 2001 between Michael Mullarkey and Workstream Inc. (formerly E-Cruiter.com Inc.).*
10.23** Employment Agreement dated as of October 1, 2001 between Paul Haggard and Workstream Inc. (formerly E-Cruiter.com Inc.).*
21.1     List of Subsidiaries.*
23.1     Consent of PricewaterhouseCoopers LLP.*


--------------------
* Filed herewith.

** Constitutes a management contract or compensatory plan or arrangement.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                 WORKSTREAM INC.


                                 By: /s/ Michael Mullarkey
                                    ---------------------------------
                                     Michael Mullarkey,
                                     Chairman of the Board and Chief
                                     Executive Officer

                                 Dated:         August 28, 2002


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                                           Title                                   Date

/s/ Michael Mullarkey                      Chairman of the Board of                   August 28, 2002
-------------------------------            Directors and Chief Executive
Michael Mullarkey                          Officer (Principal Executive Officer)



/s/ Paul Haggard                           Chief Financial Officer and                 August 28, 2002
-------------------------------            Secretary (Principal Financial
Paul Haggard                               and Accounting Officer)



 /s/ Athur Halloran                        Director                                   August 28, 2002
-------------------------------
Arthur Halloran


/s/ Matthew Ebbs                           Director                                   August 28, 2002
-------------------------------
Matthew Ebbs


/s/ Michael A. Gerrior                     Director                                   August 28, 2002
-------------------------------
Michael A. Gerrior


/s/ Thomas Danis                           Director                                   August 28, 2002
-------------------------------
Thomas Danis


/s/ Cholo Manso                            Director                                   August 28, 2002
-------------------------------
Cholo Manso