Form 10-K/A
period 2002-05-31
WORKSTREAM INC
filed 2002-09-30
CIK 1095266

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                           --------------------------

                                   FORM 10-K/A
                                 ---------------

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

         COMMON SHARES, NO PAR VALUE             BOSTON STOCK EXCHANGE


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

                               Yes   X   No
                                   -----    -----

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /

         The aggregate market value of the voting stock held by non-affiliates of the registrant, based upon the closing price of the common shares on August 30, 2002, as reported on the NASDAQ Small Cap Market was approximately $30,438,431.

         The total number of common shares, no par value per share, outstanding on August 30, 2002 was 19,579,223.

         Part III of the Annual Report on Form 10-K for the year ended May 31, 2002 of Workstream Inc. is hereby amended and restated in its entirety as follows:

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT


         The following table lists the name, age and positions held by each of our executive officers and directors.

Name                                  Age                        Position
----                                  ---                        --------
Michael Mullarkey                     34                         Chairman of the Board of Directors, Chief
                                                                      Executive Officer(1)
Robert Richards                       43                         Executive Vice President, Strategy
Paul Haggard                          50                         Chief Financial Officer
Andrew Hinchliff                      36                         Senior Vice President, North American
                                                                     Sales
Arthur Halloran                       56                         President, Chief Operating Officer and
                                                                     Director (1)
Tammie Brown                          38                         Vice President of Human Resources
Matthew Ebbs                          37                         Director(1)(2)
Michael A. Gerrior                    52                         Director(1)
Tom Danis                             55                         Director(1)(2)
Cholo Manso                           39                         Director(1)(2)

(1)      Term expires at 2002 annual meeting.
(2)      Member of the Audit Committee of the Board of Directors.


Michael Mullarkey has been our Chairman of the Board of Directors since November 2001 and Chief Executive Officer since April 2001. From April 2001 to November 2001, Mr. Mullarkey also served as our President. From January 2001 to April 2001, Mr. Mullarkey was a major investor in Paula Allen Holdings, Inc., a full service outplacement firm in the United States, which we acquired in April 2001. From January 1998 to September 1999, Mr. Mullarkey was the co-founder and managing director of Information Technology Mergers & Acquisitions, LLC, an investment capital group managing private equity funding and investing in emerging technology markets and organizations. From March 1997 to December 1998, he was the Senior Vice President of sales and marketing for Allin Communications Corp., a publicly traded enterprise solution provider. From October 1989 to February 1997, Mr. Mullarkey was Vice President and General Manager at Sony Corporation of America, a US subsidiary of Sony Corporation.

Robert Richards has been our Executive Vice President of Strategy since November 2001. From August 2000 to November 2001, Mr. Richards served as our Chief Operating Officer. From February 1999 to August 2000, he was our Director of Strategic Alliances. Mr. Richards joined us in June 1997 and has been responsible for sales, marketing and product management over the course of his employment with us. From September 1996 to June 1997, Mr. Richards was the Vice President of Technical Marketing for Noram Corporation, a design and manufacturing company, where he was the principal corporate representative involved in implementing a strategic joint venture between a Canadian high technology start-up and the Polish division of Daimler-Benz. From December 1994 to August 1996, Mr. Richards was the President and owner of a brand marketing company, Sursun International Inc. From January 1991 to November 1994, Mr. Richards provided consulting services to Northern Telecom, Consumers Distributions, Statistics Canada, Canada Customs and Revenue Agency, Canada Post and Scouts Canada.

Paul Haggard has been our Chief Financial Officer since October 2001. He is in charge of our financial, human resources, legal and administrative affairs. From May 2000 to May 2001, Mr. Haggard was the Chief Financial Officer of Applied Programming Solutions Inc. and was responsible for accounting, finance, legal, facilities, administration and human resources. From September 1997 to March 2000, Mr. Haggard served as the Chief Financial Officer of Interim HealthCare Inc. At Interim HealthCare Inc. he was responsible for all corporate finance functions including accounting, reimbursement, tax, risk management, treasury, business development and facilities. Mr. Haggard was the Financial Vice President for Interim Services, Inc., now Spherion Corp., from April 1986 to September 1997. Mr. Haggard served as Regional Controller with Automatic Data Processing prior to joining Interim Services, Inc.

Andrew Hinchliff joined us in November 2000, as our Senior Vice President, North American Sales. He was previously employed by Dell Computer Corporation from September 1997 to November 2000, where his most recent position was Manager Preferred Accounts for Canada. From March 1997 to July 1997, Mr. Hinchliff worked for Minacs as a call center consultant. From March to December 1996, he was the national account manager at Sprint Canada, and from March 1993 to November 1995, he was the Director of Sales for Telroute Communications Inc.

Arthur Halloran has been our President and Chief Operating Officer since November 2001 and a member of our Board of Directors since May 2001. From October 1989 to October 2001, Mr. Halloran was with Sony Electronics Inc. with his most recent position being Senior Vice President Senior General Manager Specialty Sales and Marketing where he was responsible for retail operations and incentive marketing. From September 1999 to April 2000, Mr. Halloran was the President, Business Solutions Company responsible for the creation and development of the first Sony company to address all of the Sony Electronic business units. From December 1990 to September 1999, Mr. Halloran was the Vice President, Diversified Markets responsible for the non-retail/non-traditional markets of Sony Electronics.

Tammie Brown joined us in May 2000 as our Investor Relations Officer. Currently Ms. Brown is the Vice President of Human Resources and responsible for Investor Relations. She was previously employed by NetManage, Inc. from July 1998 to May 2000 where she was responsible for Investor Relations. From October 1995 to July 1998, Ms. Brown was the Executive Assistant/Investor Relations Officer for Milkyway Networks where she was also a member of the IPO team. From July 1986 to October 1995, Ms. Brown was employed by the Canadian Security Intelligence Service in various positions, with the most recent position being a Protocol Representative responsible for the agendas and visits of the Visiting Foreign Dignitaries.

Matthew Ebbs has been a member of our Board of Directors and audit committee since October 1999. Presently, Mr. Ebbs is the Recovery Service Manager with Export Development Corporation. Until October 2001, Mr. Ebbs was the Chairman, Chief Executive Officer and a director of LuxurySquare.com Corporation, an electronic business and online catalogue company. From January 1998 to April 2000, Mr. Ebbs had been a member of Perley-Robertson, Hill & McDougall LLP, our Canadian legal counsel. From February 1993 to December 1997, Mr. Ebbs was a lawyer at the firm of Ebbs and Ebbs.

Michael A. Gerrior has been a member of our Board of Directors since April 2001. From 1988 to present, Mr. Gerrior has been with Perley-Robertson, Hill & McDougall LLP, a law firm of which he is a partner. Mr. Gerrior assists his clients with mergers and acquisitions, securities matters and corporate governance. He has concluded private placements, venture capital transactions, and public offerings on various exchanges, including NASDAQ, CDNX, TSE, and ME. Mr. Gerrior is also a board member of the Ottawa Senators Hockey Club.

Tom Danis joined our Board of Directors and audit committee in July 2001. Mr. Danis is currently the Managing Director of Aon Corporation. During 2001, Mr. Danis was the Market Area Leader for Southern California with Aon Risk Services responsible for the offices in this area. From 1993 to 2000, Mr. Danis was the Managing Director of the Mergers & Acquisitions Practice as Global Head Senior Executive of Sales in charge of the sales offices of the mid-River area of Aon Risk Services. Mr. Danis serves on the Board of Directors of International Wire Group, Inc., which is a privately-held company that manufactures wires for sale to computer and date communications companies.

Cholo Manso joined our Board of Directors and audit committee in July 2001. He is the Chief Executive Officer of Zivex Technology Solutions Inc., an Information Technology utility infrastructure provider. From March 2001 to October 2001, Mr. Manso was the Chief Executive Officer of ThunderStore (North America) Inc. where he was responsible for the software distribution channel for proprietary ThunderStore content security in North America. From September 1999 to May 2001, Mr. Manso was the President of Avemore International Inc., which is a consulting company that focuses on advising angel investors. From November 1996 to September 1999, Mr. Manso was the Chief Executive Officer and founder of Quarterdeck Consulting Inc., a company that specialized in sales of security software, hardware, consulting and maintenance services to the Canadian Federal Government and the private sector.

Section 16(a) Beneficial Ownership Reporting Compliance

            As of May 31, 2002, we were a "foreign private issuer," as that term is defined in Rule 3b-4 of the Securities Exchange Act of 1934 (the "Exchange Act"). A foreign private issuer is exempt from Section 16 of the Exchange Act pursuant to Rule 3a12-3 under the Exchange Act. We did not qualify as a foreign private issuer from November 2001 until May 2002. As a result, during that time period our executive officers, directors and beneficial owners of more than ten percent of our common shares were subject to Section 16 of the Exchange Act and were required to file reports with the Securities and Exchange Commission relating to their ownership of and transactions in our equity securities. Based on our records and other information, we believe that all Section 16(a) filing requirements were met for the fiscal year ending May 31, 2002, except that Michael Mullarkey, our Chairman and Chief Executive Officer, inadvertently filed an untimely Form 4 upon receiving additional common shares which were released from escrow in connection with our acquisition of Paula Allen Holdings, Inc. during the time period when we failed to qualify as a foreign private issuer.

ITEM 11.  EXECUTIVE COMPENSATION

Summary Compensation Table

         The following table sets forth the cash compensation as well as certain other compensation earned during the fiscal years indicated by our Chief Executive Officer and our two most highly compensated executive officers, other than our Chief Executive Officer, whose salary and bonus exceeded $100,000 during the fiscal year ended May 31, 2002 (collectively, the "Named Executives").

---------------------------- -------------------------------------------------- ------------------- -------------------
                                            Annual Compensation                     Long-Term
                                                                                   Compensation
                                                                                      Awards
---------------------------- -------------------------------------------------- ------------------- -------------------
    Name and                                                  Other Annual         Securities           All Other
    Principal                   Salary          Bonus         Compensation         Underlying         Compensation
    Position         Year        ($)            ($)                ($)            Options (#)(1)           ($)
------------------ --------- ---------------- ------------- ------------------- ------------------- -------------------
     Michael         2002      $83,333 (2)      $300,000           ---                 ---              $2,279 (3)
   Mullarkey,        2001          ---            ---              ---                 ---                 ---
 Chief Executive
     Officer
------------------ --------- ---------------- ------------- ------------------- ------------------- -------------------
     Andrew          2002        $81,364        $39,038            ---                 ---                 ---
   Hinchliff,        2001      $59,682 (4)      $31,841            ---               107,000               ---
   Senior Vice
President, North
 American Sales
------------------ --------- ---------------- ------------- ------------------- ------------------- -------------------
 David Padgett,      2002     $101,577 (5)        ---              ---               100,000               ---
   Senior Vice
President, Sales
   Transition
     Service
------------------ --------- ---------------- ------------- ------------------- ------------------- -------------------

Notes to Summary Compensation Table:

(1) Represents number of common shares underlying options granted under our 2001 Amended and Restated Stock Option Plan.
(2) Mr. Mullarkey joined us in April 2001 and received no salary until January 1, 2002. Beginning January 1, 2002, Mr. Mullarkey's annual salary was $200,000. As of May 31, 2002, all salary and bonuses have been deferred
(3) Represents insurance premiums paid with respect to a $5,000,000 term life insurance policy on the life of Mr. Mullarkey.
(4)      Mr. Hinchliff joined us in November 2000.
(5) Mr. Padgett joined us in July 2001 and was being compensated on the basis of an annual base salary of $126,000 at the end of fiscal 2002. Mr. Padgett resigned as an officer on May 30, 2002.

Stock Option Grants

The following table sets forth certain information with respect to stock options to purchase our common shares that were granted to each of the Named Executives during the year ended May 31, 2002.

-------------- ------------- ---------------- ----------- ---------- --------------- -------------------------------------
                                                                                        Potential Realizable Value at
                                                                                     Assumed Annual Rates of Stock Price
                                                                                       Appreciation for Option Term (2)
-------------- ------------- ---------------- ----------- ---------- --------------- -------------------------------------
                 Number of                                Market
                  Common       % of Total                 Value of
                  Shares         Options                  Option
                  Under        Granted to      Exercise   Shares
                 Options      Employees in    Price Per   on the
                 Granted       Fiscal Year      Share     Date of       Expiration
  Name             (1)            2002        ($/Share)   Grant            Date          0% ($)       5% ($)      10% ($)
-------------- ------------- ---------------- ----------- ---------- --------------- ------------ ------------ -----------
Michael             --             --             --         --            --            --           --           --
Mullarkey
-------------- ------------- ---------------- ----------- ---------- --------------- ------------ ------------ -----------
Andrew              --             --             --         --            --            --           --           --
Hinchliff
-------------- ------------- ---------------- ----------- ---------- --------------- ------------ ------------ -----------
David            100,000          8.4%          $2.20       $2.45      10/1/2006       $25,000      $92,669     $174,575
Padgett (3)
-------------- ------------- ---------------- ----------- ---------- --------------- ------------ ------------ -----------

(1) The options were granted under our 2001 Amended and Restated Stock Option Plan. All of the options granted vest in three equal annual installments beginning on the first anniversary of their grant.
(2) Illustrates the value that might be received upon exercise of options immediately prior to the assumed expiration of their term at the specified compounded rates of appreciation based on the market price for the common stock when the options were granted. Assumed rates of appreciation are not necessarily indicative of future stock performance.
(3)      Resigned as an officer of the Company on May 30, 2002.

Aggregated Option Exercises in the Last Fiscal Year and Fiscal Year-End Option Value Table

         The following table sets forth for each of the Named Executives certain information with respect to stock options exercised during the year ended May 31, 2002 and the number and value of exercisable and unexercisable options held by the Named Executives as of May 31, 2002.

----------------------- ------------ ------------- ------------------------------------ ------------------------------------
                          Shares                    Number of Securities Underlying
                         Acquired       Value         Unexercised Options at Fiscal     Value of Unexercised In-the-Money
                        on Exercise    Realized              Year-End                     Options at Fiscal Year-End (1)
     Name                  (#)           ($)         Exercisable/Unexercisable (#)        Exercisable/Unexercisable ($)
----------------------- ------------ ------------- ------------------------------------ ------------------------------------
Michael Mullarkey           --            --                       0/0                                 $0/$0
----------------------- ------------ ------------- ------------------------------------ ------------------------------------
Andrew Hinchliff            --            --                  38,303/68,697                       $49,493/$83,877
----------------------- ------------ ------------- ------------------------------------ ------------------------------------
David Padgett (2)           --            --                    0/100,000                           $0/$171,000
----------------------- ------------ ------------- ------------------------------------ ------------------------------------

(1) The value of unexercised in-the-money options is based on the difference between the last sale price of a share of our common shares as reported on the NASDAQ Small Cap Market on May 31, 2002 ($3.91) and the exercise price of the options, multiplied by the number of options.
(2)      Resigned as an officer on May 30, 2002.

Compensation of Directors

         All directors are entitled to reimbursement of their reasonable out-of-pocket expenses incurred in attending Board and committee meetings.

Employment Contracts and Termination of Employment and Change in Control Arrangements

         In July 2001, we entered into an employment agreement with Michael Mullarkey to serve as our Chief Executive Officer at a minimum annual salary of $200,000. The employment agreement has a two-year term expiring in July 2003 that is automatically renewable at the end of such term for an additional year and each year thereafter unless either party gives notice of nonrenewal. Mr. Mullarkey is also entitled to receive, at the discretion of our Board of Directors, a performance bonus as well as an additional bonus of $100,000 for any significant approved corporate transaction. Under the agreement, Mr. Mullarkey also receives a car allowance of $800 monthly as well as short-term and long-term disability coverage and term life insurance coverage of $5,000,000, provided that the monthly premiums for such term life insurance do not exceed certain amounts. In the event we elect to terminate Mr. Mullarkey's employment other than for "cause" (as defined in the agreement) within two years of the signing of the agreement, Mr. Mullarkey would be entitled to 12 months salary and benefits. In the event we terminate Mr. Mullarkey's employment two years after the signing of the agreement other than for "cause," Mr. Mullarkey would be entitled to 24 months salary and benefits. In the event we elect to terminate Mr. Mullarkey's employment for "cause" at any time during the agreement, Mr. Mullarkey will continue to receive his salary until the date his employment is terminated.

Compensation Committee Interlocks and Insider Participation

            We do not have a compensation committee but instead our audit committee performs equivalent functions of a compensation committee. Matthew Ebbs, Tom Danis and Cholo Manso served on our audit committee during fiscal 2002. For a period of time during fiscal 2002 Cholo Manso served as one of our Vice Presidents but has since resigned from his position with us.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Equity Compensation Plans

The following table sets forth certain information regarding our equity compensation plans as of May 31, 2002:

---------------------------- -------------------------- -------------------------- --------------------------
                                                                                   Number of securities
                                                                                   remaining available for
                                                                                   future issuance under
                             Number of securities to    Weighted-average           equity compensation
                             be issued upon exercise    exercise price of          plans excluding
                             of outstanding options,    outstanding options,       securities reflected in
                             warrants and rights        warrants and rights        column (a)
 Plan Category                          (a)                   (b)                         (c)
---------------------------- -------------------------- -------------------------- --------------------------
Equity compensation plans            1,881,295                    $2.64                     618,705
approved by security
holders
---------------------------- -------------------------- -------------------------- --------------------------
Equity compensation plans               --                         --                         --
not approved by security
holders
---------------------------- -------------------------- -------------------------- --------------------------
Total                                1,881,295                    $2.64                     618,705
---------------------------- -------------------------- -------------------------- --------------------------

The following table sets forth certain information regarding the beneficial ownership of our common shares as of September 10, 2002, by: (i) each person known by us to be the beneficial owner of more than five percent (5%) of our common shares; (ii) each Director of the Company; (iii) each Named Executive; and (iv) all executive officers and directors as a group. Unless otherwise indicated, the principal address of each beneficial owner listed below is c/o Workstream Inc., 495 March Road, Suite 300, Ottawa, Ontario, K2K 3G1, Canada.


------------------------------ -------------------------------- -------------------------
Name & Address of              Number of Common Shares
Beneficial Owner               Beneficially Owned (1)           Percentage of Class
------------------------------ -------------------------------- -------------------------
Paul Champagne                 2,392,921                        12.2%
P.O. Box 4085 Station A
Toronto, Ontario M5W2X6
------------------------------ -------------------------------- -------------------------
Stanton Trust                  1,149,738                        5.9%
24 Rosenfeld Cres. Kanata,
Ontario K2K2L2
------------------------------ -------------------------------- -------------------------
Van Wagoner Funds              1,076,137                        5.5%
345 California Street
Suite 2450
San Francisco, CA 94104
------------------------------ -------------------------------- -------------------------
Michael Mullarkey              3,937,500 (2)                    20.1%
------------------------------ -------------------------------- -------------------------
Andrew Hinchliff               71,637 (3)                       *
------------------------------ -------------------------------- -------------------------
David Padgett                  33,333 (3)                       *
------------------------------ -------------------------------- -------------------------
Arthur Halloran                33,333 (3)                       *
------------------------------ -------------------------------- -------------------------
Matthew J. Ebbs                407,540 (4)                      2.1%
------------------------------ -------------------------------- -------------------------
Michael A. Gerrior             --                               --
------------------------------ -------------------------------- -------------------------
Thomas Danis                   --                               --
------------------------------ -------------------------------- -------------------------
Cholo Manso                    22,000                           *
------------------------------ -------------------------------- -------------------------
All executive officers and     4,732,954 (5)                    23.7%
directors as a group (11
persons)
------------------------------ -------------------------------- -------------------------

* Less than 1%

(1) With respect to each stockholder, includes any shares issuable upon exercise of options held by such stockholder that are or will become exercisable within 60 days of September 10, 2002.
(2) Does not include 437,500 shares held in escrow in connection with our acquisition of Paula Allen Holdings, Inc.
(3)      Consists of common shares issuable upon the exercise of stock options.
(4) Includes 33,333 common shares issuable upon the exercise of stock options.
(5) Includes 368,229 common shares issuable upon the exercise of stock options.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

            Between December 2001 and February 2002, Michael Mullarkey, our Chairman and Chief Executive Officer, loaned us an aggregate amount equal to $750,000, which is evidenced by a promissory note that is payable on demand and bears interest at 4.75% per annum. Interest of $20,807 has been accrued but unpaid as of August 31, 2002.

                                   SIGNATURES
                                   ----------


            Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                        WORKSTREAM INC.


                                        By:/s/ Michael Mullarkey
                                           ----------------------------------
                                           Michael Mullarkey,
                                           Chairman of the Board and Chief
                                           Executive Officer


                                        Dated: September 30, 2002

                                 CERTIFICATIONS

I, Michael Mullarkey, certify that:

1. I have reviewed this annual report on Form 10-K of Workstream Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report; and

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.

Date: September 30, 2002                             /s/ Michael Mullarkey
                                                     -------------------------
                                                     Michael Mullarkey
                                                     Chief Executive Officer


I, Paul Haggard, certify that:

1. I have reviewed this annual report on Form 10-K of Workstream Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report; and

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.

Date: September 30, 2002                             /s/ Paul Haggard
                                                     -------------------------
                                                     Paul Haggard
                                                     Chief Financial Officer