Form 10-Q
period 2002-08-31
WORKSTREAM INC
filed 2002-10-16
CIK 1095266

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

(Mark One)

/X/     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2002
                                       OR
/ /     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________________ to _______________________

                        Commission file number 001-15503

                                WORKSTREAM INC.
             ------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

             N/A                                             Canada
---------------------------------                -------------------------------
(IRS Employer Identification No.)                (State or Other Jurisdiction of
                                                  Incorporation or Organization)

495 March Road, Suite 300, Ottawa, Ontario                   K2K 3G1
-------------------------------------------                  -------
 (Address of Principal Executive Offices)                   (Zip Code)

                                 (613) 270-0619
              ----------------------------------------------------
              (Registrant's Telephone Number, Including Area Code)


              ----------------------------------------------------
              (Former Name, Former Address and Former Fiscal Year,
                          if Changed Since Last Report)

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes /X/    No / /

     As of August 31, 2002, there were 17,958,577* common shares, without par value, outstanding.


* Excluding 1,620,646 common shares held in escrow under acquisition agreements.

                                 WORKSTREAM INC.

                                TABLE OF CONTENTS

                                                                                                            Page No.
                                                                                                            --------
Part I.         Financial Information

                Item 1.      Unaudited Financial Statements
                             Unaudited Consolidated Balance Sheets as of
                                 August 31, 2002 and May 31, 2002...............................................2
                             Unaudited Consolidated Statements of Operations for
                                 the Quarters Ended August 31, 2002 and 2001....................................3
                             Unaudited Consolidated Statements of Comprehensive Loss
                                 for the Quarters Ended August 31, 2002 and 2001................................4
                             Unaudited Consolidated Statements of Cash Flows
                                 for the Quarters Ended August 31, 2002 and 2001................................5
                             Notes to Unaudited Consolidated Financial Statements...............................6
                Item 2.      Management's Discussion and Analysis of Financial
                                Condition and Results of Operations............................................16
                Item 3.      Quantitative and Qualitative Disclosures About Market Risk........................21

Part II.        Other Information

                Item 2.      Changes in Securities and Use of Proceeds.........................................22
                Item 6.      Exhibits and Reports on Form 8-K ................................................ 23

Signatures.....................................................................................................24

Certifications................................................................................................ 25


PART I - FINANCIAL INFORMATION
ITEM 1.  UNAUDITED FINANCIAL STATEMENTS

WORKSTREAM INC.
UNAUDITED CONSOLIDATED BALANCE SHEETS
(UNITED STATES DOLLARS)


                                                                               August 31, 2002            May 31, 2002
                                                                               ---------------            ------------
                                                                                 (UNAUDITED)
ASSETS
CURRENT ASSETS
     Cash and cash equivalents                                                   $  1,127,647              $  1,297,656
     Restricted cash                                                                2,136,565                 1,957,090
     Short-term investments                                                           137,857                   345,206
     Accounts receivable, net of allowance for doubtful accounts of
          $162,047 (May 31, 2002 - $165,870)                                        1,854,051                 1,314,958
     Prepaid expenses                                                                 100,040                   144,400
     Deferred tax asset                                                               135,000                   135,000
     Other receivables                                                                103,827                    91,188
                                                                                 ------------              ------------
                                                                                    5,594,987                 5,285,498

CAPITAL ASSETS                                                                      2,477,985                 1,557,303
DEFERRED TAX ASSET                                                                    694,148                   694,148
OTHER ASSETS                                                                          376,867                   146,605
ACQUIRED INTANGIBLE ASSETS                                                         11,443,323                 2,853,871
GOODWILL                                                                           18,123,837                12,738,172
                                                                                 ------------              ------------
                                                                                 $ 38,711,147              $ 23,275,597
                                                                                 ============              ============
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
     Accounts payable                                                            $  2,019,216              $  1,136,662
     Accrued liabilities                                                            1,278,031                   839,078
     Accrued exit costs                                                               841,549                        --
     Line of credit                                                                 1,427,771                 1,364,723
     Accrued compensation                                                           1,338,695                   900,360
     Current portion of long-term obligations                                          41,775                    26,175
     Current portion of related party obligations                                   1,038,176                 1,116,943
     Deferred income tax liability                                                    161,820                   490,862
     Current portion of capital lease obligations                                     362,740                    48,411
     Deferred revenue                                                               1,476,143                 1,038,886
                                                                                 ------------              ------------
                                                                                    9,985,916                 6,962,100
DEFERRED INCOME TAX LIABILITY                                                       4,413,966                   650,686
CAPITAL LEASE OBLIGATIONS                                                             141,494                   119,939
LEASEHOLD INDUCEMENTS                                                                 120,876                   143,866
CONVERTIBLE NOTES                                                                     193,318                   131,597
LONG-TERM OBLIGATIONS                                                                  96,218                   102,521
RELATED PARTY OBLIGATION                                                              371,330                   408,070
                                                                                 ------------              ------------
COMMITMENTS AND CONTINGENCIES                                                      15,323,118                 8,518,779
                                                                                 ------------              ------------

SHAREHOLDERS' EQUITY
CAPITAL STOCK
     Issued and outstanding - 17,958,577 common shares
     (May 31, 2002 - 14,851,905)                                                   44,103,254                33,135,734
     Additional paid-in capital                                                     4,675,015                 4,792,887
     Accumulated other comprehensive loss                                            (887,609)                 (885,961)
     Accumulated deficit                                                          (24,502,631)              (22,285,842)
                                                                                 ------------              ------------
                                                                                   23,388,029                14,756,818
                                                                                 ------------              ------------
                                                                                 $ 38,711,147              $ 23,275,597
                                                                                 ============              ============

The accompanying notes are an integral part of these unaudited financial statements.

WORKSTREAM INC.
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNITED STATES DOLLARS)


                                                                         Three Months Ended          Three Months Ended
                                                                           August 31, 2002              August 31, 2001
                                                                         ------------------          -------------------
REVENUE                                                                     $  4,645,714                 $  1,849,278

COST OF REVENUES                                                                 878,997                      583,376
                                                                            ------------                 ------------

GROSS PROFIT                                                                   3,766,717                    1,265,902
                                                                            ------------                 ------------

EXPENSES
Selling and marketing                                                          2,051,149                    1,010,727
General and administrative                                                     2,553,944                      534,796
Research and development                                                         308,240                      345,063
Amortization and depreciation                                                  1,256,366                      314,078
                                                                            ------------                 ------------

                                                                               6,169,699                    2,204,664
                                                                            ------------                 ------------

OPERATING LOSS                                                                (2,402,982)                    (938,762)
                                                                            ------------                 ------------

OTHER INCOME AND EXPENSES
Interest and other income                                                         12,932                       62,465
Interest and other expense                                                      (158,608)                     (39,601)
                                                                            ------------                 ------------
                                                                                (145,676)                      22,864
                                                                            ------------                 ------------

LOSS BEFORE INCOME TAX                                                        (2,548,658)                    (915,898)
Recovery of deferred income taxes                                                331,869                      146,538
                                                                            ------------                 ------------

NET LOSS FOR THE PERIOD                                                     $ (2,216,789)                $   (769,360)
                                                                            ============                 ============

WEIGHTED AVERAGE NUMBER OF COMMON
   SHARES OUTSTANDING DURING THE PERIOD                                       16,983,809                    9,559,819
                                                                            ============                 ============

BASIC AND DILUTED NET LOSS PER SHARE                                        $      (0.13)                $      (0.08)
                                                                            ============                 ============


The accompanying notes are an integral part of these unaudited financial statements.

WORKSTREAM INC.
UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(UNITED STATES DOLLARS)


                                                     THREE MONTHS ENDED             THREE MONTHS ENDED
                                                      AUGUST 31, 2002                 AUGUST 31, 2001
                                                     -------------------            -------------------
Net loss for the period                                $ (2,216,789)                    $ (769,360)
Other comprehensive income:
  Cumulative translation adjustment (net
     of tax of $nil)                                          1,648                         23,133
                                                       ------------                     ----------

Comprehensive loss for the period                      $ (2,215,141)                    $ (746,227)
                                                       ============                     ==========



The accompanying notes are an integral part of these unaudited financial statements.

WORKSTREAM INC.
UNAUDITED CONSOLIDATED STATEMENT OF CASH FLOWS
(UNITED STATES DOLLARS)

                                                                        THREE MONTHS            THREE MONTHS
                                                                               ENDED                   ENDED
                                                                          AUGUST 31,              AUGUST 31,
                                                                                2002                    2001
                                                                        ------------            ------------
CASH FLOWS USED IN OPERATING ACTIVITIES
Net loss for the period                                                $ (2,216,789)            $  (769,360)
Items not involving cash:
     Amortization and depreciation                                        1,249,819                 323,172
     Non-cash interest on convertible notes                                  61,721                       -
     Recovery of deferred income taxes                                     (331,869)               (146,538)
     Non-cash compensation expense                                                -                 150,000
Net change in operating components of working capital                      (367,880)               (434,155)
                                                                       ------------             -----------

                                                                         (1,604,998)               (876,881)
                                                                       ------------             -----------
CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of capital assets                                               (34,598)                (25,577)
Cash acquired (paid) for business acquisitions (net of
   acquired cash of $1,649,671, 2001 - $142,212)                         1, 649,671              (1,183,788)
Acquisition of intangible assets                                                  -                 (68,810)
Increase in restricted cash                                                (179,475)                      -
Sale of short-term investments                                              213,494               2,319,105
                                                                       ------------             -----------

                                                                          1,649,092               1,040,930
                                                                       ------------             -----------

CASH FLOWS USED IN FINANCING ACTIVITIES
Proceeds from exercise of options                                            13,207                       -
Costs related to issuance of convertible debt                               (82,197)                      -
Repayment of bank debt                                                     (156,302)               (196,917)
Shareholder loan repayments                                                (143,300)                      -
Capital lease payments                                                      (53,023)                      -
Proceeds from bank financing                                                213,048                 193,000
Long-term debt repayments                                                         -                 (19,951)
                                                                       ------------             -----------

                                                                           (208,567)                (23,133)
                                                                       ------------             -----------

EFFECT OF EXCHANGE RATE CHANGES                                              (5,536)                 23,133
                                                                       ------------             -----------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
FOR THE PERIOD                                                             (170,009)                163,314

CASH AND CASH EQUIVALENTS,
BEGINNING OF THE PERIOD                                                   1,297,656                  64,959
                                                                       ------------             -----------
CASH AND CASH EQUIVALENTS,
END OF THE PERIOD                                                      $  1,127,647             $   228,273
                                                                       ============             ===========


The accompanying notes are an integral part of these unaudited financial statements.

WORKSTREAM INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


Note 1:  NATURE OF OPERATIONS

         Workstream Inc. ("Workstream" or the "Company"), formerly known as E-Cruiter.com, is a provider of Web-enabled tools and professional services for human capital management (HCM). The Company offers a diversified suite of high-tech and high-touch services aimed at addressing the full life cycle of the employer-employee relationship. Workstream's HCM technology backbone enables companies to streamline the management of enterprise human processes, including recruitment, assessment, deployment and career transitions.

Note 2:  BASIS OF PRESENTATION

         The consolidated interim unaudited financial statements included herein have been prepared by Workstream, without audit, in accordance with United States generally accepted accounting principles. The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. The earnings of the subsidiaries are included from the date of acquisition. At August 31, 2002, the Company's subsidiaries are Paula Allen Holdings, Inc. ("AAA"), OMNIpartners, Inc. ("OMNI"), RezLogic, Inc. ("RezLogic"), 6FigureJobs.com, Inc. ("6Figures") and Icarian Inc. ("Icarian").

         These unaudited financial statements should be read in conjunction with the Company's most recent annual financial statements for the year ended May 31, 2002. These interim unaudited financial statements are prepared following accounting policies consistent with the Company's financial statements for the year ended May 31, 2002. In management's opinion, all adjustments necessary for a fair presentation are reflected in the interim periods presented. All adjustments are of a normal, recurring nature.

Note 3:  ACQUISITION TRANSACTIONS

Acquisition of Icarian Inc.

         On June 28, 2002, the Company acquired 100% of the outstanding stock of Icarian Inc., a California based company. As consideration for the purchase, the Company issued to the shareholders of Icarian 2,800,000 common shares valued at approximately $9.9 million. Icarian is a provider of Human Capital Management
(HCM)Web-enabled solutions and professional services.

         Management has prepared a valuation of the net tangible and intangible assets acquired. This valuation is presently subject to finalization. The excess of the purchase price over the appraised value of the net tangible and identifiable intangible assets acquired has been allocated to goodwill. The acquired current liabilities included $1,115,340 for exit costs associated with employee severance pay and elimination of office space.

         The goodwill resulting from the transaction has been allocated to the Recruiting Services business segment.

The purchase price has been allocated as follows:

Share consideration.........................................     $  9,908,640
Cash consideration..........................................           10,000
Acquisition costs...........................................          232,559
                                                                 ------------
                                                                   10,151,199
                                                                 ------------
Current assets..............................................        2,310,587
Tangible long-term assets...................................        1,187,907
Current liabilities.........................................       (3,705,446)
Long-term liabilities assumed...............................          121,682
Intangible assets:
    Acquired technology.....................................        7,670,000
    Customer base...........................................          723,337
    Deferred income tax liability...........................       (3,357,300)
                                                                 ------------
Total net identifiable assets...............................        4,950,767
                                                                 ------------
Goodwill....................................................     $  5,200,432
                                                                 ============

WORKSTREAM INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


Acquisition of PureCarbon, Inc.

         On July 1, 2002, the Company acquired certain assets and liabilities of PureCarbon, Inc., a California based company ("PureCarbon"). As consideration for the purchase, the Company issued to the shareholders of PureCarbon 263,158 common shares, valued at approximately $1,000,000. PureCarbon is the provider of award-winning Internet software (JobPlanet) designed to integrate with behind-the-scenes human resources and recruiting technology. As additional contingent consideration, the Company will issue to PureCarbon shareholders the number of shares equal to $500,000 divided by the closing price on or prior to August 15, 2003 should certain revenue targets for the twelve month period ending June 30, 2003 be realized.

         Management prepared a valuation of the net tangible and intangible assets acquired. The excess of the purchase price over the value of the net tangible and identifiable intangible assets acquired has been allocated to goodwill.

         The goodwill resulting from the transaction has been allocated to the Recruiting Services business segment.

The purchase price has been allocated as follows:

Share consideration..............................................  $ 1,000,000
Acquisition costs................................................       38,000
                                                                   -----------
                                                                     1,038,000
                                                                   -----------
Current assets...................................................      215,405
Tangible long-term assets........................................      144,819
Current liabilities assumed......................................     (118,000)
Intangible assets:
    Acquired technology..........................................      667,000
    Customer base................................................      344,000
    Trademarks, domain names.....................................        8,350
    Deferred income tax liability................................     (408,807)
                                                                   -----------
Total net identifiable assets....................................      852,767
                                                                   -----------
Goodwill.........................................................  $   185,233
                                                                   ===========

Contingent consideration relating to prior acquisitions

         As at August 31, 2002 a total of 1,620,646 common shares were held in escrow relating to prior acquisitions as further described below.

         Pursuant to the purchase agreement for AAA, a balance of 500,000 additional common shares may be released from escrow subject to the achievement of targets for the twelve month period ending December 31, 2002. If issued, the 500,000 common shares would result in additional goodwill being recorded.

WORKSTREAM INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


         Pursuant to the purchase agreement for OMNI an additional 500,000 common shares were held in escrow pending the achievement of certain revenue targets for the twelve months ended June 30, 2002. Management has evaluated revenue results and has determined that the targets were not achieved. Therefore, 500,000 common shares held in escrow were cancelled during September 2002.

         Pursuant to the purchase agreement for RezLogic an additional 297,021 common shares were held in escrow pending the achievement of certain revenue and profit targets for the twelve months ending June 30, 2002. Management has evaluated results achieved and has determined that the targets were not met. Therefore, 297,021 common shares held in escrow will be cancelled.

         Pursuant to the purchase agreement for 6Figures an additional 323,625 common shares may be released from escrow subject to achievement of certain revenue and profit targets for the twelve month period ending September 30, 2002. Any additional common shares issued will result in additional goodwill being recorded.


UNAUDITED PRO FORMA FINANCIAL INFORMATION

         The following unaudited pro forma financial information gives effect to the acquisitions made by Workstream as if the transactions occurred at the beginning of each of the three month periods ended August 31, 2002 and August 31, 2001.


                                                    Three Months Ended                   Three Months Ended
                                                      August 31, 2002                     August 31, 2001
                                                   ---------------------               ------------------------
Revenues                                             $  5,157,654                           $   6,959,335
Cost of revenues                                          919,081                               2,569,573
                                                     ------------                           -------------
Gross profit                                            4,238,573                               4,389,762
Expenses                                                7,356,803                              11,842,227
                                                     ------------                           -------------
Operating loss                                         (3,118,230)                             (7,452,465)
Interest and other income and expense                    (149,963)                                (36,035)
Recovery of deferred income taxes                         436,483                                 436,483
                                                     ------------                           -------------
Net loss                                             $ (2,831,710)                          $  (7,052,017)
                                                     ============                           =============
Weighted average number of common shares               17,921,795                              17,884,209
                                                     ============                           =============
Pro forma earnings per shares                        $      (0.16)                          $       (0.39)
                                                     ============                           =============


WORKSTREAM INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


Note 4:  CAPITAL ASSETS

                                                                 August 31, 2002           May 31, 2002
                                                               -------------------      ------------------
Furniture, equipment and leaseholds                                 $1,969,200              $1,441,436
Office equipment                                                       219,713                 222,518
Computers and software                                               3,056,788               2,254,455
                                                                    ----------              ----------
                                                                     5,245,701               3,918,409
Less: accumulated amortization                                      (2,767,716)             (2,361,106)
                                                                    ----------              ----------
                                                                    $2,477,985              $1,577,303
                                                                    ==========              ==========

Note 5:   ACQUIRED INTANGIBLE ASSETS

                                                                 August 31, 2002           May 31, 2002
                                                               -------------------      ------------------
Customer base                                                      $ 3,555,337             $ 2,488,000
Acquired technologies                                                9,156,632                 819,632
Trademarks, domain names and intellectual property                     457,760                 449,410
Other                                                                        -                   2,260
                                                                   -----------             -----------
Total cost                                                          13,169,729               3,759,302
                                                                   -----------             -----------
Accumulated amortization:
Customer base                                                         (886,241)               (619,611)
Acquired technologies                                                 (745,895)               (212,039)
Trademarks, domain names and intellectual property                     (94,270)                (71,521)
Other                                                                        -                  (2,260)
                                                                   -----------             -----------
Total accumulated amortization                                      (1,726,406)               (905,431)
                                                                   -----------             -----------
Net acquired intangible assets                                     $11,443,323             $ 2,853,871
                                                                   ===========             ===========


WORKSTREAM INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED



Note 6:   LINES OF CREDIT, RESTRICTED CASH AND SHORT-TERM INVESTMENTS

         At August 31, 2002, the Company had $1,427,771 outstanding on two lines of credit from SunTrust Bank and Bank of Montreal. Certain assets of the Company, including short-term investments, property and receivables, are pledged as collateral for these facilities.

                                                August 31, 2002     May 31, 2001
                                                ---------------     ------------
       Line of credit - SunTrust                  $   992,892       $   992,892
       Line of credit - Bank of Montreal              434,879           221,831
       Line of credit - Harris Bank                         -           150,000
                                                  -----------       -----------
       Total line of credit                       $ 1,427,771       $ 1,364,723
                                                  ===========       ===========


         Certain of the Company's short-term investments have been provided as collateral for the SunTrust line of credit. It bears interest at the rate of return on these short-term investments plus 1.5%. During the period, the line of credit had an effective interest rate of 3.87%. The Company is permitted to draw up to $1,000,000 against this facility.

         The operating line of credit with Harris Bank is authorized for up to $150,000. The interest rate on this line of credit is subject to change from time to time based on changes in the lender's prime rate. During the period, the line of credit had an effective interest rate of 4.75%. The line of credit was paid down to $nil in June 2002.

         The Company has a line of credit with the Bank of Montreal at an effective rate of 4.75%. The Company is permitted to draw up to $1,000,000 (Canadian dollars) against this facility based on compensating balances on deposit with the bank. The Company has drawn $677,889 Cdn as of August 31, 2002. The Company has provided collateral of $830,000 Cdn, leaving $152,111 available to be drawn on this line.

         At August 31, 2002, and May 31, 2002, a total of $2,136,565 and
$1,957,090, respectively, of cash and short-term deposits were pledged as collateral for these facilities and the Company's leases and therefore restricted from the Company's use, to the following institutions:

                                                August 31, 2002     May 31, 2001
                                                ---------------     ------------
SunTrust Bank                                     $   992,892        $  992,892
SunTrust Bank - credit card department                 13,824            37,086
Bank of America - credit card reserve                 399,883           399,883
                                                  -----------        ----------
Bank of Montreal - Term loan, line of credit
  and letter of credit for facility lease             729,966           527,229
                                                  -----------        ----------
                                                  $ 2,136,565        $1,957,090
                                                  ===========        ==========

WORKSTREAM INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED



Note 7:    RELATED PARTY OBLIGATIONS

                                                August 31, 2002     May 31, 2001
                                                ---------------     ------------

     Notes payable                                $    74,638       $   115,437
     Shareholder loans                              1,334,868         1,409,576
                                                  -----------       -----------
                                                    1,409,506         1,525,013
     Less: current portion                          1,038,176         1,116,943
                                                  -----------       -----------
                                                  $   371,330       $   408,070
                                                  ===========       ===========


Note 8:   CAPTIAL LEASE OBLIGATIONS

                                                August 31, 2002     May 31, 2001
                                                ---------------     ------------

                  Capital leases                   $  504,234       $   168,350
                  Less current portion                362,740            48,411
                                                   ----------       -----------
                                                   $  141,494       $   119,939
                                                   ==========       ===========

         Capital lease obligations relate to office equipment, computers and software, and bear interest at rates that range from 7.5% to 16% per annum. These leases mature at various times through December 2006.


Note 9: CONVERTIBLE NOTES


                                                August 31, 2002     May 31, 2001
                                                ---------------     ------------

   Convertible notes, face value                   $ 2,900,000     $  2,900,000

   Less: Amount allocated to detachable warrants    (1,038,380)      (1,038,380)
         Amount allocated to beneficial conversion
         feature                                    (1,763,387)      (1,763,387)
                                                   -----------     ------------

   Discounted value of convertible notes                98,233           98,233
   Amortization of discount                             95,085           33,364
                                                   -----------     ------------

   Convertible notes                               $   193,318     $    131,597
                                                   ===========     ============

WORKSTREAM INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


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

         The detachable warrants entitle the Convertible Note holders to purchase 658,000 common shares at an exercise price of $3.70 per share, subject to adjustment upon the occurrence of certain events. The Convertible Notes are convertible into a class of preferred shares known as Class A Preferred Shares, which have yet to be authorized. In the event the Class A Preferred Shares are not authorized, the Convertible Notes are convertible into common shares.

         The proceeds from the sale of these securities are being used for general working capital purposes.


Note 10: COMMON SHARES AND WARRANTS

         The authorized share capital consists of an unlimited number of no par value common shares. The Company has 17,958,577 shares that are outstanding as of August 31, 2002 (May 31, 2002 - 14,851,905). As of August 31, 2002 1,620,646
common shares were being held in escrow as a result of the terms of acquisitions (see note 3). These shares may be released from escrow if certain profit and/or revenue targets are achieved. The periods covered by the escrow agreements extend until December 31, 2002.

         During the quarter ended August 31, 2002, 50,000 previously issued underwriter warrants were exercised on a cashless basis resulting in the issuance of 35,674 common shares.


Note 11:  SEGMENTED AND GEOGRAPHIC INFORMATION

         The following is a summary of the Company's operations by business segment and by geographic region for the three month period ended August 31, 2002 and August 31, 2002.

                                                   ENTERPRISE            CAREER
                                                   RECRUITING          TRANSITION
                                                    SERVICES            SERVICES               TOTAL
                                                   -----------         -----------            -------
BUSINESS SEGMENT
THREE MONTHS ENDED
AUGUST 31, 2002
Revenue                                            $  2,303,761       $  2,341,953          $  4,645,714
Expenses                                              3,610,072          2,502,796             6,112,868
                                                   ------------       ------------          ------------
Business segment  loss                             $ (1,306,311)      $   (160,843)           (1,467,154)
                                                   ============       ============
Corporate overhead, other revenues
   and expenses                                                                                 (749,635)
                                                                                            ------------
Net loss                                                                                    $ (2,216,789)
                                                                                            ============
AS AT AUGUST 31, 2002
Business segment assets                            $  7,164,693       $    387,563          $  7,552,256
Intangible assets                                    10,713,259            730,064            11,443,323
Goodwill                                             11,050,753          7,073,084            18,123,837
                                                   ------------       ------------          ------------
                                                   $(28,928,705)      $ (8,190,711)           37,119,416
                                                   ============       ============
Assets not allocated to business segments                                                      1,591,731
                                                                                            ------------
Total assets                                                                                $ 38,711,147
                                                                                            ============
THREE MONTHS ENDED
AUGUST 31, 2001
Revenue                                            $    846,370       $  1,002,908          $  1,849,278
Expenses                                              1,586,584            911,686             2,498,270
                                                   ------------       ------------          ------------
Business segments income (loss)                    $   (740,214)      $     91,222              (648,992)
                                                   ============       ============
Corporate overhead, other revenues
   and expenses                                                                                 (120,368)
                                                                                            ------------
Net loss                                                                                    $   (769,360)
                                                                                            ============
AS AT AUGUST 31, 2001
Business segment assets                            $  4,341,247       $    278,457          $  4,619,704
Intangible assets                                     1,110,842          1,617,125             2,727,967
Goodwill                                              2,162,727          6,086,068             8,248,795
                                                   ------------       ------------          ------------
                                                   $  7,614,816       $  7,981,650            15,596,466
                                                   ============       ============
Assets not allocated to business segments                                                      1,506,724
                                                                                            ------------
Total assets                                                                                $ 17,103,190
                                                                                            ============

                                       12

WORKSTREAM INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


GEOGRAPHY
THREE MONTHS ENDED AUGUST 31, 2002

                                                            CANADA               USA               TOTAL
                                                           --------            -------            -------
Revenue                                                  $   758,417        $  3,887,297      $  4,645,714
Expenses                                                   1,083,924           5,961,945         7,045,869
                                                         -----------        ------------      ------------
Geographical loss                                        $  (325,507)       $ (2,074,648)       (2,400,155)
                                                         ===========        ============
Other revenues and expenses                                                                        183,366
                                                                                              ------------
Net loss                                                                                      $ (2,216,789)
                                                                                              ============
AS AT AUGUST 31, 2002
Geographic segment assets excluding goodwill
   and intangibles                                       $ 4,434,253        $  3,118,003      $  7,552,256
                                                         ===========        ============
Assets not allocated to specific geographic
   segments                                                                                     31,158,891
                                                                                              ------------
Total assets                                                                                  $ 38,711,147
                                                                                              ============

THREE MONTHS ENDED AUGUST 31, 2001
Revenue                                                  $   632,852        $  1,216,426      $  1,849,278
Expenses                                                     723,862           1,774,408         2,498,270
                                                         -----------        ------------      ------------
Geographical loss                                        $   (91,010)       $   (557,982)     $   (648,992)
                                                         ===========        ============
Other revenues and expenses                                                                       (120,368)
                                                                                              ------------
Net loss                                                                                      $   (769,360)
                                                                                              ============
AS AT AUGUST 31, 2001
Geographic segment assets excluding goodwill
  and intangibles                                        $ 1,861,512        $  5,486,159      $  7,347,671
                                                         ===========        ============
Assets not allocated to specific geographic
  segments                                                                                       9,755,519
                                                                                              ------------
Total assets                                                                                  $ 17,103,190
                                                                                              ============

WORKSTREAM INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


Note 12:  RECENT ACCOUNTING PRONOUNCEMENTS

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

Note 13: EARNINGS PER SHARE

         For all the periods presented, diluted net loss per share equals basic net loss per share due to the antidilutive effect of employee stock options, warrants and escrowed shares. The following outstanding instruments could potentially dilute basic earnings per share in the future:

                                            THREE MONTHS ENDED
                                              AUGUST 31, 2002
                                            ------------------

Stock options                                    1,817,247
Escrowed shares                                  1,620,646
Convertible Notes                                  966,667
Warrants issued with Convertible Notes             658,000
Underwriter warrants                               440,000
                                                 ---------
Potential increase in number of shares
from dilutive instruments                        5,502,560
                                                 =========

         In September 2002, 500,000 of the shares held in escrow for OMNIpartners contingent consideration were cancelled and an additional 297,021 shares held in escrow for RezLogic Inc. contingent consideration will be cancelled. (see Note 3)

The weighted average price of the options exercisable at August 31, 2002 was $3.17.

Note 14: SUBSEQUENT EVENTS

Acquisition of Xylo Inc.

         On September 13, 2002, the Company acquired 100% of the stock of Xylo, Inc. a Washington-based provider of Web-based Employee Retention Management
(ERM) solutions focused on providing customized retention solutions to Fortune 500 companies. Xylo's work/life customizable software offers employee programs in one externally-hosted platform, giving clients control over content and applications. As consideration for the purchase, the Company issued to the

WORKSTREAM INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED



shareholders of Xylo, Inc. 702,479 common shares, valued at approximately $1.7 million. Under this agreement, an additional 330,579 common shares may be issued if certain revenue targets are met for the twelve month period ending September 30, 2003. The Company preliminarily estimates that it will record approximately $750,000 in tangible assets, $300,000 in liabilities and approximately $1,250,000 in intangibles and goodwill from this acquisition.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD LOOKING STATEMENTS

         Certain statements discussed in Item 2 (Management's Discussion and Analysis of Financial Condition and Results of Operations), and Item 3 (Quantitative and Qualitative Disclosures About Market Risk) and elsewhere in this Form 10-Q constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements concerning Management's expectations, strategic objectives, business prospects, anticipated economic performance and financial condition and other similar matters involve known and unknown risks, uncertainties and other important factors that could cause the actual results, performance or achievements of results to differ materially from any future results, performance or achievements discussed or implied by such forward-looking statements. Such risks, uncertainties and other important factors include, among others: inability to offer services that are superior and cost effective when compared to the services being offered by the Company's competitors; we have no assurance that a client will remain a long term client as we generally enter into subscription agreements with the Company's Ecruiter Enterprise clients for terms of one year or less; inability to further identify, develop and achieve success for new products, services and technologies; increased competition and its effect on pricing, spending, third-party relationships and revenues; as well as the inability to enter into successful strategic relationships and various other matters, many of which are beyond the Company's control and other factors as are described in Item 7 (Management's Discussion and Analysis of Financial Condition and Results of Operations) of the Company's Form 10-K for the fiscal year ended May 31, 2002. The words "estimate," "project," "intend," "believe," "plan" and similar expressions are intended to identify forward-looking statements. Forward-looking statements speak only as of the date of the document in which they are made. The Company disclaims any obligation or undertaking to provide any updates or revisions to any forward-looking statement to reflect any change in the Company's expectations or any change in events, conditions or circumstances on which the forward-looking statement is based.

         The following discussion and analysis should be read in conjunction with our unaudited consolidated financial statements and accompanying notes for the three month period ended August 31, 2002. All figures are in United States dollars, except as otherwise noted.

         Management has prepared unaudited pro forma financial information which can be found in Note 3 of the unaudited financial statements. Management's discussion and analysis refers to this information. All pro forma financial information gives effect to the acquisitions made by us as if the transactions had occurred at the beginning of the three month periods ended August 31, 2002 and August 31, 2001.

OVERVIEW

         We are a leading provider of human capital management (HCM) services. We offer a combination of high-tech and high-touch services, giving customers the ability to manage their complete recruiting and outplacement needs on a single Workstream platform.

         The past three months have resulted in significant changes in the business. During this quarter we completed the acquisition of Icarian Inc. and PureCarbon, Inc. These acquisitions increased our service offerings and revenue streams. During the quarter we focused on integrating the acquired entities and expanding the reach of the existing business. We have also continued to reduce costs by consolidating operations, resulting in staff reductions of redundant positions and related overhead and reducing research and development expenditures.

CRITICAL ACCOUNTING POLICIES

         Our most critical accounting policies relate to the assessment of goodwill impairment, impairments in intangible assets and the valuation of net deferred tax assets. Management applies judgment to value these assets. Changes in assumptions used would impact our financial results.

         Goodwill is assessed for impairment on an annual basis or more frequently if circumstances warrant. We assess goodwill by comparing the carrying value of goodwill to the estimated future cash flows over a five year period and discount these cash flows back to a present value, using a 15% discount rate. Changes in the discount rate used, or in other assumptions in the model, would result in wide fluctuations in the value of goodwill that is supported. Any such changes may result in additional impairment write-downs.

         We value intangible assets, such as a customer base acquired in an acquisition, based on estimated future income applying historical customer retention rates. If the customer base acquired discontinues using our service earlier than historical experience, we may be required to record an impairment of intangible assets. The valuation of acquired technology is based on the cost incurred to develop the software that is then licensed to our clients. Consideration is also given to the useful life and its demand in the marketplace. Changes in circumstances impacting other assumptions used to value intangible assets could also lead to future impairments.

         We apply significant judgment in recording net deferred tax assets, which has resulted from the loss carry forwards of companies that we acquire. The recording of deferred tax assets requires estimates of future profits from the acquired company to be forecast. Actual results may differ from amounts estimated.

REVENUES

         Consolidated revenues were $4,645,714 for the three months ended August 31, 2002 ("first quarter 2003") compared to $1,849,278 for the three months ended August 31, 2001("first quarter 2002"). The significant growth in revenues is attributed to the companies that we acquired during fiscal 2002, and first quarter 2003. Acquired revenues, not included in the first quarter 2002 contributed $2,806,056 during this quarter. Career Transition service revenues for first quarter 2003 were $2,341,953 compared to $1,002,908 in first quarter 2002 and were a major contributor to total revenue growth this quarter.

         Enterprise Recruiting Service revenues for the first quarter 2003 were $2,303,761 compared to $846,370 for first quarter 2002. The increase in revenues was primarily due to the acquisition of RezLogic Inc., OMNIpartners and 6Figures.com Inc. in fiscal year 2002 and Icarian Inc. and PureCarbon, Inc. in fiscal 2003.

         Pro forma revenues for first quarter 2003 were $5,157,654 compared to $6,959,335 for first quarter 2002. Pro forma revenues include the revenues of all acquisitions for the full reporting periods, instead of from their acquisition date. The decline in pro forma revenues reflects the impact of clients that Icarian lost subsequent to August 31, 2001 but prior to being acquired by us. Additionally, the economic downturn which began in the second half of calendar 2001 has continued to impact our recruiting research services. We also closed four underperforming Career Transition offices in the first quarter of fiscal 2003, causing some loss of revenues.

         Management believes that the acquisitions completed in fiscal 2002 and first quarter 2003 will have a significant impact on future revenues by allowing us to deliver a full range of recruiting and outplacement products and services through our 18 offices across North America.

COST OF REVENUES

         Cost of revenues for first quarter 2003 were $878,997 compared to $583,376 for first quarter 2002. While the total cost of revenues has increased significantly due to acquisitions, as a percentage of revenue these costs have declined to 19% for first quarter 2003 from 31.5% for first quarter 2002. Career Transition cost of revenues accounted for $376,377 and Enterprise Recruiting Services was $502,620 of the total cost of revenues for the quarter.

         On a pro forma basis, cost of revenues decreased to $919,081 for the first quarter 2003 compared to $2,569,573 for first quarter 2002. Since the consummation of the acquisitions, management has proceeded with the consolidation of certain cost centers and the elimination of redundant operations.

         Cost of revenues includes the cost of network operations, client support and charges related to third-party services.

GROSS PROFITS

         Consolidated gross profits were $3,766,717 for first quarter 2003 or 81% of revenues compared to $1,265,902 or 68% of revenues for the first quarter 2003. The significant increase in gross profits is due to the acquisitions made in fiscal 2002 and 2003.

         Career Transition Services gross profit was $1,965,577 or 84% of Career Transition Services revenues and Enterprise Recruiting Services gross profit represented $1,801,140 or 78% of Enterprise Recruiting Services revenues for first quarter 2003.

         Pro forma gross profits were $4,238,573 or 82% of revenues for first quarter 2003 compared to $4,389,762 or 63% of revenues for first quarter 2002.

OPERATING EXPENSES

         Total operating expenses were $6,169,699 for first quarter 2003, compared to $2,204,664 for first quarter 2002. Acquisitions accounted for all of the increase in total operating expense for first quarter 2003. On a pro forma basis, operating expenses were $7,356,803 for first quarter 2003 compared to $11,842,227 for first quarter 2002. This decline in pro forma operating expenses was due to the consolidation of certain cost centers and the elimination of redundant operations. In addition, four Career Transition offices were closed in the first quarter of fiscal 2003, which we believe will further reduce operating expenses by approximately $650,000 annually in the future. Certain integration costs have offset savings due to the relocation of data center equipment and personnel.

SELLING AND MARKETING

          Selling and marketing expenses were $2,051,149 for first quarter 2003 compared to $1,010,727 for first quarter 2002. This increase is attributed to the acquisitions made in fiscal 2002 and 2003. Commission expense is approximately 16% of the total selling and marketing expense and is expected to increase at the same rate as revenues grow.

         On a pro forma basis, selling and marketing expenses were $2,169,677 for first quarter 2003, compared to $4,885,474 for first quarter 2002. The decline is a result of the consolidation of marketing and public relations programs. Additionally, we have reduced the sales force where demand for research recruiting services has declined.

GENERAL AND ADMINISTRATIVE

         General and administrative expenses were $2,553,944 for first quarter 2003, compared to $534,796 for first quarter 2002, an increase of $2,019,148, reflecting increased costs related to the acquisitions made in fiscal 2002 and 2003, which management believes will be partially offset in the future by continued consolidation of some administrative functions.

         On a pro forma basis, general and administrative expenses were $2,928,559 for first quarter 2003 compared to $2,711,750 for first quarter 2002.

RESEARCH AND DEVELOPMENT

         Research and development costs were $308,240 for first quarter 2003 compared to $345,063 for first quarter 2002. The decline is primarily due to the completion of various projects under development in prior periods and our strategy to acquire technology through acquisition. We feel that we can acquire new technology at less cost and more efficiently than developing new software platforms with internal resources. Most of our research and development efforts are incurred in the Enterprise Recruiting division.

         On a pro forma basis, research and development expenses were $503,540 for first quarter 2003, compared to $1,879,848 for first quarter 2002.

DEPRECIATION/AMORTIZATION EXPENSE

         Depreciation and amortization expenses were $1,256,366 for first quarter 2003, compared to $314,078 for first quarter 2002. Amortization of acquired intangibles arising from acquisitions accounted for most of the increase in amortization. On a pro forma basis, depreciation and amortization expense was $1,725,200 for first quarter 2003 and $2,365,155 for first quarter 2002.

INTEREST INCOME

         Interest income was $12,932 for first quarter 2003, compared to $62,465 for first quarter 2002. Interest expense was $ 158,608 for first quarter 2003, compared to $39,601 for first quarter 2002. The increased interest expense was due to increases in both short and long-term obligations.

LIQUIDITY AND CAPITAL RESOURCES

         At August 31, 2002, we had $3,402,069 in cash, cash equivalents, restricted cash and short-term investments. We have made significant investment in acquiring new service lines which has reduced available cash and increased long-term debt. Furthermore, capital requirements have exceeded cash flows from operations in the quarter. At August 31, 2002, $2,136,565 of these cash and short- term investment balances were restricted from use because they were collateral for debt, leases and a letter of guarantee. These restricted cash balances could be reduced in the future by lease payments, any repayments on lines of credit and improvement in the return rate on credit card charges accepted by us for our services.

         For first quarter 2003, cash used in operations totaled $1,604,998, consisting primarily of the net loss for the period of $2,216,789, offset by non-cash expenses such as depreciation, amortization, and non-cash interest. Our working capital deficiency increased to $4,390,929 as at August 31, 2002, an increase of $2,714,327 from May 31, 2002 as a result of the cash used in operations and a $1,115,340 provision made for exit costs for employee severance and elimination of office space related to the Icarian acquisition.

         Net cash provided by investing activities during first quarter 2003, was $1,649,092. Cash acquired in the Icarian acquisition of $1,649,671 provided most of the cash from investing activities.

         Net cash used by financing activities was $208,567 for first quarter 2003. Financing outflows consisted primarily of the repayment of capital leases of $53,023, repayment of a loan to a shareholder of an acquired company of $143,300 and the repayment of bank line of credit of $156,302.

         We have had operating losses since our inception and have had negative cash flow from operations for first quarter 2003. However, management believes the elimination of redundancies in the companies acquired in fiscal 2002 and 2003, the consolidation of ongoing operations and reductions in research and development efforts previously discussed, will improve cash flow in the future. Management is currently assessing an additional credit facility proposal. Management believes this additional facility, and the changes made in fiscal 2002 and first quarter 2003, along with further consolidation of cost centers and elimination of redundancies will result in cash flows from operations which, together with current cash reserves and credit facilities, will be sufficient to meet our working capital and capital expenditure requirements for the foreseeable future.

ACQUISITIONS

         We constantly endeavor to increase our share of, and strengthen our position in, the HCM market. A key component of our business strategy is to continue to acquire companies offering services similar or complementary to ours. The HCM market has experienced significant consolidation in the last several months as companies attempt to expand their service offerings and broaden their revenue bases to achieve rapid growth and profitability. By implementing our business strategy and identifying the consolidation trend in its relatively early stages, we have been able to complete acquisitions of several companies which we believe compliment our current business.

         On June 28, 2002, we acquired 100% of the outstanding shares of Icarian Inc., a California based company. As consideration for the sale, we issued to the shareholders of Icarian 2,800,000 common shares valued at approximately $9.9 million. Icarian is a provider of Web-enabled solutions and professional services. Icarian's Recruitment Management Suite is Web-native software, offered on an ASP basis, with a user interface that provides full functionality for management of the hiring process. Icarian's Connectivity, Interactive Job Site and Reporting modules offer HR Professionals the capability to integrate with human resource management systems, candidate and campaign management, and strong reporting for both compliance and cost reporting for a corporation's employee acquisition process. Icarian had revenues of approximately $5.7 million for the twelve months ended December 31, 2001 and recorded a net loss of approximately $25.8 million. We recorded $8,393,337 in intangible assets and $5,200,432 in goodwill from the acquisition. We will incur approximately $1.1 million in exit costs to integrate the Icarian acquisition, primarily associated with severance pay and facility closure costs.

         On July 1, 2002, we acquired certain assets and liabilities of PureCarbon Inc., a California based company. As consideration for the sale, we issued to the shareholders of PureCarbon 263,158 common shares valued at $1,000,000. Under this agreement, additional common shares valued at $500,000 may be issued if PureCarbon achieves certain revenue targets for the twelve months ending June 30, 2003. Any contingent consideration issued will be recorded as additional goodwill resulting from the acquisition. PureCarbon is the provider of award-winning Internet software (JobPlanet) designed to integrate easily with behind-the-scenes human resources and recruiting technology. JobPlanet is built on a robust technology platform making it easier to build and implement an employment web site that mirrors our client's corporate brand image. We believe this front-end platform fits well with our back-end Hiring Management Systems to create a compelling end-to-end solution, that our corporate clients desire. We have recorded $1,019,350 in intangible assets and $185,233 in goodwill from the acquisition.

         We believe that these acquisitions are important to our evolution from a recruitment application service provider into an HCM business process aggregator. These additions have broadened our revenue base and diversified our product offering.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         We are primarily exposed to market risks associated with fluctuations in interest rates and foreign currency exchange rates.

INTEREST RATE RISKS

         Our exposure to interest rate fluctuations relates primarily to our short-term investment portfolio and our bank credit. We invest our surplus cash in an investment trust established by a Canadian chartered bank and in a Certificate of Deposit in a bank in the United States. The investment trust holds various short-term, low-risk instruments, and can be withdrawn without penalty at any time. The interest income from these investments is subject to interest rate fluctuations which our management believes will not have a material impact on our financial position.

         We have a revolving line of credit with SunTrust Bank, which bears interest at a rate of 3.87%, the rate of return on the short-term investments provided as collateral plus 1.5%, until October 2002. As of August 31, 2002, $992,892 had been drawn on the line of credit. We have also established a CDN$1,000,000 line of credit with the Bank of Montreal which bears interest at 4.75%. We have drawn CDN$677,889 on this facility as of August 31, 2002. We can draw an additional $152,111 before additional collateral would be required.

          The majority of our interest rates are fixed, therefore we have limited exposure to risks associated with interest rate fluctuations.

         The impact on net interest income of a 100 basis point adverse change in interest rates for the quarter ended August 31, 2002 would have been less than $10,000.

FOREIGN CURRENCY RISK

         We have monetary assets and liability balances denominated in Canadian Dollars. As a result, fluctuations in the exchange rate of the Canadian dollar against the U.S. dollar will impact our reported net asset position. A 10% adverse change in foreign exchange rates would result in a decrease in the our reported net asset position of approximately $50,000.

                           PART II - OTHER INFORMATION

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

         On June 28, 2002, we acquired 100% of the outstanding stock of Icarian in connection with the merger of Workstream Acquisition, Inc., a wholly-owned subsidiary of ours, with and into Icarian, Inc. As consideration for the purchase, we issued the former shareholders of Icarian 2,800,000 of our common shares valued at approximately $9.9 million. The common shares were sold to the former shareholders of Icarian, consisting of a limited number of accredited investors, in reliance on the exemption from registration provided by Rule 506 promulgated under the Securities Act of 1933.

         On July 1, 2002 we acquired certain assets and liabilities of PureCarbon, Inc. As consideration for the purchase, we issued to the shareholders of PureCarbon 263,158 of our common shares, valued at approximately $1,000,000. The common shares were sold to the shareholders of PureCarbon, consisting of a limited number of accredited investors, in reliance on the exemption from registration provided by Rule 506 promulgated under the Securities Act of 1933.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits

         Exhibit No.      Description
         -----------      -----------

         99.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

         99.2 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

         (b)      Reports on Form 8-K

         We filed the following reports on Form 8-K during the last quarter of the period covered by this report:

         (1) Current Report on Form 8-K with respect to Item 5 filed on June 27, 2002;

         (2) Current Report on Form 8-K with respect to Items 2, 5, and 7 filed on July 10, 2002; and

         (3) Current Report on Form 8-K with respect to Item 9 filed on August 29, 2002.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      Workstream Inc.
                                      (Registrant)

DATE:   October 15, 2002              By:  /s/ Michael Mullarkey
                                           ------------------------------------
                                           Michael Mullarkey,
                                           Chairman of the Board and Chief
                                           Executive Officer
                                           (Principal Executive Officer)


DATE:   October 15, 2002              By:  /s/ Paul Haggard
                                           ------------------------------------
                                           Paul Haggard,
                                           Chief Financial Officer and Secretary
                                           (Principal Financial Officer)

                                 CERTIFICATIONS

I, Michael Mullarkey, certify that:

1.  I have reviewed this quarterly report on Form 10-Q of Workstream Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or person's performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: October 15, 2002                     /s/ Michael Mullarkey
                                           -----------------------------------
                                           Michael Mullarkey
                                           Chief Executive Officer

I, Paul Haggard, certify that:

1.  I have reviewed this quarterly report on Form 10-Q of Workstream Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons perfoming the equalivant function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: October 15, 2002                      /s/ Paul Haggard
                                            -------------------------------
                                            Paul Haggard
                                            Chief Financial Officer