Form 10-Q/A
period 2002-08-31
WORKSTREAM INC
filed 2002-11-12
CIK 1095266

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-Q/A

(Mark One)

  |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended August 31, 2002

                                       OR

  | | TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


For the transition period from  ___________________  to _______________________


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

                                 (613) 270-0619
--------------------------------------------------------------------------------
              (Registrant's Telephone Number, Including Area Code)


--------------------------------------------------------------------------------
              (Former Name, Former Address and Former Fiscal Year,
                          if Changed Since Last Report)


         Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No | |

         As of November 1, 2002, there were 19,029,958 common shares, without par value, outstanding.*

--------
* Excluding 1,120,646 common shares held in escrow under acquisition agreements.

                                EXPLANATORY NOTE

This amendment on Form 10-Q/A adds Item 4 to Part I of the Quarterly Report of Workstream Inc. (the "Company") on Form 10-Q previously filed for the quarter ended August 31, 2002. Together these two filings constitute the Quarterly Report of the Company for the quarter ended August 31, 2002 and are referred to herein as the "quarterly report."

ITEM 4.  CONTROLS AND PROCEDURES.

         Within the 90-day period prior to the filing of this quarterly report, an evaluation was carried out under the supervision and with the participation of the Company's Chief Executive Officer and Chief Financial Officer of the effectiveness of the Company's disclosure controls and procedures. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms. Subsequent to the date of their evaluation, there were no significant changes in the Company's internal controls or in other factors that could significantly affect the disclosure controls, including any corrective actions with regard to significant deficiencies and material weaknesses.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  Workstream Inc.

DATE: November 8, 2002            By:/s/ Michael Mullarkey
                                     --------------------------------
                                     Michael Mullarkey,
                                     Chairman of the Board and
                                     Chief Executive Officer
                                     (Principal Executive Officer)


DATE: November 8, 2002            By:/s/ Paul Haggard
                                     --------------------------------
                                     Paul Haggard,
                                     Chief Financial Officer and Secretary
                                     (Principal Financial Officer)

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

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

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

Date: November 8, 2002                        /s/ Michael Mullarkey
                                              ------------------------
                                              Michael Mullarkey
                                              Chief Executive Officer

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

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

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

Date: November 8, 2002                     /s/ Paul Haggard
                                           ----------------------------
                                           Paul Haggard
                                           Chief Financial Officer