Form 10-Q
period 2002-11-30
WORKSTREAM INC
filed 2003-01-14
CIK 1095266

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

(Mark One)

    [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2002

                                       OR

    [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________________ to ______________________

                        Commission file number 001-15503

                                 WORKSTREAM INC.
--------------------------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

               N/A                                        Canada
--------------------------------                --------------------------------
(IRS Employer Identification No.)               (State or Other Jurisdiction of
                                                 Incorporation or Organization)

495 March Road, Suite 300, Ottawa, Ontario                   K2K 3G1
-------------------------------------------                  -------
  (Address of Principal Executive Offices)                  (Zip Code)

                                 (613) 270-0619
--------------------------------------------------------------------------------
              (Registrant's Telephone Number, Including Area Code)


________________________________________________________________________________
              (Former Name, Former Address and Former Fiscal Year,
                          if Changed Since Last Report)


         Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No[ ]

         As of November 30, 2002, there were 18,699,379 common shares, without par value, outstanding.

* Excluding 1,154,204 common shares held in escrow under acquisition agreements.

                                                   WORKSTREAM INC.

                                                  TABLE OF CONTENTS

                                                                                                            Page No.
                                                                                                            --------
Part I.         Financial Information
                Item 1.      Unaudited Financial Statements
                             Unaudited Consolidated Balance Sheets as of
                                 November 30, 2002 and May 31, 2002..............................................2
                             Unaudited Consolidated Statements of Operations for
                                 each of the Three and Six Months Ended
                                 November 30, 2002 and 2001......................................................3
                             Unaudited Consolidated Statements of Comprehensive Loss
                                 for each of the Three And Six Months Ended
                                 November 30, 2002 and 2001 .....................................................4
                             Unaudited Consolidated Statements of Cash Flows
                                 for the Six Months Ended November 30, 2002 and 2001.............................5
                             Notes to Unaudited Consolidated Financial Statements................................6
                Item 2.      Management's Discussion and Analysis of Financial
                                 Condition and Results of Operations.............................................17
                Item 3.      Quantitative and Qualitative Disclosures About Market Risk..........................23
                Item 4.      Controls and Procedures   ..........................................................23

Part II.        Other Information
                Item 2.      Changes in Securities and Use of Proceeds...........................................24
                Item 4.      Submission of Matters to a Vote of Security Holders.................................25
                Item 6.      Exhibits and Reports on Form 8-K ...................................................26
Signatures ......................................................................................................27

Certifications...................................................................................................28

PART I - FINANCIAL INFORMATION
ITEM 1.  UNAUDITED FINANCIAL STATEMENTS

WORKSTREAM INC.
CONSOLIDATED BALANCE SHEETS
(UNITED STATES DOLLARS)

                                                                           November 30, 2002
                                                                              (UNAUDITED)        May 31, 2002
                                                                              -----------        ------------
ASSETS
CURRENT ASSETS
     Cash and cash equivalents                                               $   162,563         $  1,297,656
     Restricted cash                                                           2,292,481            1,957,090
     Short-term investments                                                       62,209              345,206
     Accounts receivable, net of allowance for doubtful accounts of
          $223,494 (May 31, 2002 - $165,870)                                   2,014,958            1,314,958
     Prepaid expenses                                                            171,842              144,400
     Deferred tax asset                                                          135,000              135,000
     Other receivables                                                           111,072               91,188
                                                                             -----------         ------------
                                                                               4,950,125            5,285,498

CAPITAL ASSETS                                                                 2,356,957            1,557,303
DEFERRED TAX ASSET                                                               694,148              694,148
OTHER ASSETS                                                                     285,865              146,605
ACQUIRED INTANGIBLE ASSETS                                                    11,597,150            2,853,871
GOODWILL                                                                      18,856,459           12,738,172
                                                                             -----------         ------------
                                                                             $38,740,704         $ 23,275,597
                                                                             ===========         ============
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
     Accounts payable                                                        $ 2,194,786         $  1,136,662
     Accrued liabilities                                                       1,508,206              839,078
     Accrued exit costs                                                          738,509                    -
     Line of credit                                                            1,521,208            1,364,723
     Accrued compensation                                                      1,266,023              900,360
     Current portion of long-term obligations                                     41,609               26,175
     Current portion of related party obligations                                989,787            1,116,943
     Deferred income tax liability                                                     -              490,862
     Current portion of capital lease obligations                                240,596               48,411
     Deferred revenue                                                          1,656,908            1,038,886
                                                                             -----------         ------------
                                                                              10,157,632            6,962,100

DEFERRED INCOME TAX LIABILITY                                                  4,636,536              650,686
CAPITAL LEASE OBLIGATIONS                                                         94,266              119,939
LEASEHOLD INDUCEMENTS                                                            116,385              143,866
CONVERTIBLE NOTES                                                                244,349              131,597
LONG-TERM OBLIGATIONS                                                             89,448              102,521
RELATED PARTY OBLIGATION                                                         333,931              408,070
                                                                             -----------         ------------
                                                                              15,672,547            8,518,779
                                                                             -----------         ------------
COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY
CAPITAL STOCK
     Issued and outstanding - 18,699,379 common shares
     (May 31, 2002 - 14,851,905)                                              45,843,584           33,135,734
     Additional paid-in capital                                                4,675,015            4,792,887
     Accumulated other comprehensive loss                                       (891,752)            (885,961)
     Accumulated deficit                                                     (26,558,690)         (22,285,842)
                                                                             -----------         ------------
                                                                              23,068,157           14,756,818
                                                                             -----------         ------------
                                                                             $38,740,704         $ 23,275,597
                                                                             ===========         ============

The accompanying notes are an integral part of these unaudited financial statements.

WORKSTREAM INC.
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNITED STATES DOLLARS)

                                             Three Months        Three Months        Six Months       Six Months
                                                Ended               Ended              Ended             Ended
                                             November 30,        November 30,       November 30,      November 30,
                                                2002                  2001              2002             2001
                                             ------------        -----------        -----------       ------------
REVENUE                                      $  4,975,429        $ 4,391,844        $ 9,621,143       $  6,241,122

COST OF REVENUES                                1,018,725            846,568          1,897,722          1,429,944
                                             ------------        -----------        -----------       ------------
GROSS PROFIT                                    3,956,704          3,545,276          7,723,421          4,811,178
                                             ------------        -----------        -----------       ------------

EXPENSES
Selling and marketing                           1,651,329          1,870,996          3,702,478          2,881,723
General and administrative                      2,510,700          2,050,783          5,064,644          2,585,579
Research and development                          412,339            189,846            720,579            534,909
Amortization and depreciation                   1,742,119            389,678          2,998,485            703,756
                                             ------------        -----------        -----------       ------------
                                                6,316,487          4,501,303         12,486,186          6,705,967
                                             ------------        -----------        -----------       ------------

OPERATING LOSS                                 (2,359,783)          (956,027)        (4,762,765)        (1,894,789)
                                             ------------        -----------        -----------       ------------

OTHER INCOME AND EXPENSES
Interest and other income                          23,595             38,522             36,527            100,987
Interest and other expense                       (183,634)           (27,152)          (342,242)           (66,753)
                                             ------------        -----------        -----------       ------------
                                                 (160,039)            11,370           (305,715)            34,234
                                             ------------        -----------        -----------       ------------

LOSS BEFORE INCOME TAX                         (2,519,822)          (944,657)        (5,068,480)        (1,860,555)
Recovery of deferred income taxes                 463,763             30,090            795,632            176,628
                                             ------------        -----------        -----------       ------------


NET LOSS FOR THE PERIOD                      $ (2,056,059)       $  (914,567)       $(4,272,848)      $ (1,683,927)
                                             ============        ===========        ===========       ============

WEIGHTED AVERAGE NUMBER OF COMMON SHARES
OUTSTANDING DURING THE PERIOD                  18,582,012         13,297,943         17,783,387         11,418,688
                                             ============        ===========        ===========       ============

BASIC AND DILUTED NET LOSS PER SHARE         $      (0.11)       $     (0.07)       $     (0.24)      $      (0.15)
                                             ============        ===========        ===========       ============

The accompanying notes are an integral part of these unaudited financial statements.

WORKSTREAM INC.
UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(UNITED STATES DOLLARS)

                                  THREE           THREE
                                  MONTHS          MONTHS      SIX MONTHS     SIX MONTHS
                                  ENDED           ENDED          ENDED         ENDED
                               NOVEMBER 30,    NOVEMBER 30,   NOVEMBER 30,  NOVEMBER 30,
                                  2002             2001          2002           2001
                               -----------      ---------     -----------    -----------
Net loss for the period        $(2,056,059)     $(914,567)    $(4,272,848)   $(1,683,927)
Other comprehensive income:
  Cumulative translation
   adjustment (net of
   tax of $nil)                     (4,143)        20,635          (5,791)      (177,498)
                               -----------      ---------     -----------    -----------
Comprehensive loss for the
   period                      $(2,060,202)     $(893,932)    $(4,278,639)   $(1,861,425)
                               ===========      =========     ===========    ===========

The accompanying notes are an integral part of these unaudited financial statements.

WORKSTREAM INC.
UNAUDITED CONSOLIDATED STATEMENT OF CASH FLOWS
(UNITED STATES DOLLARS)

                                                                         SIX  MONTHS             SIX  MONTHS
                                                                               ENDED                   ENDED
                                                                        NOVEMBER 30,            NOVEMBER 30,
                                                                                2002                    2001
                                                                        ------------            ------------
CASH FLOWS USED IN OPERATING ACTIVITIES
Net loss for the period                                                 $(4,272,848)            $(1,683,927)
Items not involving cash:
     Amortization and depreciation                                        2,987,448                 695,556
     Shares issued to service providers                                           -                  26,040
     Non-cash interest on notes                                             121,757                       -
     Amortization of note discount                                           17,907                       -
     Recovery of deferred income taxes                                     (795,632)               (176,628)
     Non-cash compensation expense                                                -                 216,125
     Amortization of other long-term assets                                       -                  18,134
Net change in operating components of working capital                      (643,836)                480,189
                                                                        -----------             -----------
                                                                         (2,585,204)               (424,511)
                                                                        -----------             -----------
CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of capital assets                                               (18,839)                (39,047)
Cash acquired in (paid for) business acquisitions
    (2001 net of acquired cash of $569,566)                               1,921,028              (1,824,272)
Acquisition of intangible assets                                                  -                 (38,789)
Increase in restricted cash                                                (322,160)                      -
Sale of short-term investments                                              296,181               2,976,159
                                                                        -----------             -----------
                                                                          1,876,210               1,074,051
                                                                        -----------             -----------
CASH FLOWS USED IN FINANCING ACTIVITIES
Proceeds from exercise of options                                            53,838                       -
Costs related to issuance of convertible debt                               (82,197)                      -
Repayment of bank debt                                                     (168,962)               (723,111)
Shareholder loan repayments                                                (256,000)                (47,147)
Capital lease payments                                                     (230,036)                (50,303)
Proceeds from bank financing                                                306,485                 541,391
                                                                        -----------             -----------
                                                                           (376,872)               (279,170)
                                                                        -----------             -----------

EFFECT OF EXCHANGE RATE CHANGES                                             (49,227)               (224,204)
                                                                        -----------             -----------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
  FOR THE PERIOD                                                         (1,135,093)                146,166

CASH AND CASH EQUIVALENTS,
BEGINNING OF THE PERIOD                                                   1,297,656                  65,483
                                                                        -----------             -----------
CASH AND CASH EQUIVALENTS,
END OF THE PERIOD                                                       $   162,563             $   211,649
                                                                        ===========             ===========

The accompanying notes are an integral part of these unaudited financial statements.

WORKSTREAM INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


Note 1: NATURE OF OPERATIONS

         Workstream Inc. ("Workstream" or the "Company"), formerly known as E-Cruiter.com, is a provider of Web-enabled tools and professional services for human capital management (HCM). The Company offers a diversified suite of high-tech and high-touch services aimed at addressing the full life cycle of the employer-employee relationship. Workstream's HCM technology backbone enables companies to streamline the management of enterprise human processes, including recruitment, assessment, retention, deployment and career transitions.

Note 2: BASIS OF PRESENTATION

         The consolidated interim unaudited financial statements included herein have been prepared by Workstream, without audit, in accordance with United States generally accepted accounting principles. The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. The earnings of the subsidiaries are included from the date of acquisition. At November 30, 2002, the Company's subsidiaries are Paula Allen Holdings, Inc. ("PAH"), OMNIpartners, Inc. ("OMNI"), RezLogic, Inc. ("RezLogic"), 6FigureJobs.com, Inc. ("6Figures"), Icarian Inc. ("Icarian") and Xylo, Inc. ("Xylo").

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

         The goodwill resulting from the transaction has been allocated to the Recruiting Services business segment.

The purchase price has been allocated as follows:

Share consideration......................................        $ 9,908,640
Cash consideration.......................................             10,000
Acquisition costs........................................            232,559
                                                                 -----------
                                                                  10,151,199
                                                                 -----------
Current assets...........................................          2,310,587
Tangible long-term assets................................          1,187,907
Current liabilities......................................         (3,705,446)
Long-term liabilities assumed............................            121,682
Intangible assets:
    Acquired technology..................................          7,670,000
    Customer base........................................            723,337
    Deferred income tax liability........................         (3,357,300)
                                                                 -----------
Total net identifiable assets............................          4,950,767
                                                                 -----------
Goodwill.................................................        $ 5,200,432
                                                                 ===========

WORKSTREAM INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


Acquisition of PureCarbon, Inc.

         On July 1, 2002, the Company acquired certain assets and liabilities of PureCarbon, Inc., a California based company ("PureCarbon"). As consideration for the purchase, the Company issued to the shareholders of PureCarbon 263,158 common shares, valued at approximately $1,000,000. PureCarbon is the provider of Internet software (JobPlanet) designed to integrate with behind-the-scenes human resources and recruiting technology. As additional contingent consideration, the Company will issue to PureCarbon shareholders the number of shares equal to $500,000 divided by the closing price of the Company's common shares on or prior to August 15, 2003 should certain revenue targets for the twelve month period ending June 30, 2003 be realized.

         Management prepared a valuation of the net tangible and intangible assets acquired. The excess of the purchase price over the value of the net tangible and identifiable intangible assets acquired has been allocated to goodwill.

         The goodwill resulting from the transaction has been allocated to the Recruiting Services business segment.

The purchase price has been allocated as follows:

Share consideration.......................................        $ 1,000,000
Acquisition costs.........................................             38,000
                                                                  -----------
                                                                    1,038,000
                                                                  -----------
Current assets............................................            160,122
Tangible long-term assets.................................            144,819
Current liabilities assumed...............................           (148,000)
Intangible assets:
    Acquired technology...................................            667,000
    Customer base.........................................            344,000
    Trademarks, domain names..............................              8,350
    Deferred income tax liability.........................           (408,807)
                                                                  -----------
Total net identifiable assets.............................            767,484
                                                                  -----------
Goodwill..................................................        $   270,516
                                                                  ===========

Acquisition of Xylo, Inc.

         On September 13, 2002, the Company acquired 100% of the outstanding stock of Xylo, Inc., a Washington based company. As consideration for the purchase, the Company issued to the shareholders of Xylo 702,469 common shares valued at approximately $1.7 million. Xylo is a provider of Web-based Employee Retention Management (ERM) solutions. Pursuant to the merger agreement with Xylo, an additional 330,579 common shares may be released from escrow subject to achievement of certain revenue targets for the twelve month period ending September 30, 2003. Any additional common shares will result in additional goodwill being recorded.

WORKSTREAM INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


         Management has prepared a valuation of the net tangible and intangible assets acquired. The excess of the purchase price over the value of the net tangible and identifiable intangible assets acquired has been allocated to goodwill.

The goodwill resulting from the transaction has been allocated to the Recruiting Services business segment.

The purchase price has been allocated as follows:

Share consideration..........................................        $1,700,000
Acquisition costs............................................           150,000
                                                                     ----------
                                                                      1,850,000
                                                                     ----------
Current assets...............................................           352,691
Tangible long-term assets....................................           447,572
Current liabilities .........................................          (384,371)
Intangible assets:
    Acquired technology......................................         1,125,000
    Customer base............................................           186,282
    Deferred income tax liability............................          (524,513)
                                                                     ----------
Total net identifiable assets................................         1,202,661
                                                                     ----------
Goodwill.....................................................        $  647,339
                                                                     ==========

Contingent consideration relating to prior acquisitions

         As at November 30, 2002 a total of 1,154,204 common shares were held in escrow relating to prior acquisitions as further described below. This total includes 323,625 common shares relating to 6Figures which management believes will not be issued and excludes an estimated number of 253,807 common shares relating to PureCarbon.

         Pursuant to the purchase agreement for PAH, a balance of 500,000 additional common shares may be released from escrow subject to the achievement of targets for the twelve month period ending December 31, 2002. If issued, the 500,000 common shares would result in additional goodwill being recorded.

         Pursuant to the purchase agreement for OMNI, an additional 500,000 common shares were held in escrow pending the achievement of certain revenue targets for the twelve months ended June 30, 2002. Management has evaluated revenue results and has determined that the targets were not achieved. Therefore, the 500,000 common shares held in escrow were cancelled during September 2002.

         Pursuant to the purchase agreement for RezLogic, an additional 297,021 common shares were held in escrow pending the achievement of certain revenue and profit targets for the twelve months ending June 30, 2002. Management has evaluated results achieved and has determined that the targets were not met. Therefore, the 297,021 common shares held in escrow were cancelled in November 2002.

         Pursuant to the purchase agreement for 6Figures, an additional 323,625 common shares may be released from escrow subject to achievement of certain revenue and profit targets for the twelve month period ending September 30, 2002. Management has determined that targets were not met, and therefore the shares will be cancelled in January 2003.

         Pursuant to the purchase agreement for Xylo, an additional 330,579 common shares may be released from escrow subject to achievement of certain revenue targets for the twelve month period ending September 30, 2003. Any additional common shares will result in additional goodwill being recorded.

         Pursuant to the purchase agreement for PureCarbon, the Company may issue additional shares equal to $500,000 divided by the closing price of the Company's common shares on or prior to August 15, 2003 should certain revenue targets for the twelve month period ended June 30, 2003 be realized. As at November 30, 2002 based on a market price per common share of $1.97, 253,807 common shares are contingently issuable.

WORKSTREAM INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


UNAUDITED PRO FORMA FINANCIAL INFORMATION

         The following unaudited pro forma financial information gives effect to the acquisitions made by Workstream as if the transactions occurred at the beginning of each of the six month periods ended November 30, 2002 and November 30, 2001.

                                                Six Months Ended       Six Months Ended
                                               November 30, 2002      November 30, 2001
                                               -----------------      -----------------
Revenues                                          $10,627,891            $ 14,809,190
Cost of revenues                                    2,082,992               5,250,092
                                                  -----------            ------------
Gross profit                                        8,544,899               9,559,098
Expenses                                           14,806,595              27,288,944
                                                  -----------            ------------
Operating loss                                     (6,261,696)            (17,729,846)
Interest and other income and expense                (294,444)             (1,923,539)
Recovery of deferred income taxes                     943,889                 999,270
                                                  -----------            ------------
Net loss                                          $(5,612,251)           $(18,654,115)
                                                  ===========            ============
Weighted average number of common shares           18,659,437              17,717,932
                                                  ===========            ============
Pro forma loss per share                          $     (0.30)           $      (1.05)
                                                  ===========            ============

Note 4:  CAPITAL ASSETS

                                               November 30, 2002         May 31, 2002
                                               -----------------         ------------
Furniture, equipment and leaseholds               $ 2,022,507            $  1,441,436
Office equipment                                      221,753                 222,518
Computers and software                              3,460,296               2,254,455
                                                  -----------            ------------
                                                    5,704,556               3,918,409
Less: accumulated amortization                     (3,347,599)             (2,361,106)
                                                  -----------            ------------
                                                  $ 2,356,957            $  1,557,303
                                                  ===========            ============

WORKSTREAM INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


Note 5: ACQUIRED INTANGIBLE ASSETS


                                                      November 30, 2002                May 31, 2002
                                                ------------------------------------------------------------
Customer base                                        $      3,741,619              $      2,488,000
Acquired technologies                                      10,281,632                       819,632
Trademarks, domain names and intellectual
    property                                                  457,760                       449,410
Other                                                               -                         2,260
                                                ------------------------------------------------------------
Total cost                                                 14,481,011                     3,759,302
                                                ------------------------------------------------------------
Accumulated amortization:
Customer base                                              (1,192,868)                     (619,611)
Acquired technologies                                      (1,573,835)                     (212,039)
Trademarks, domain names and intellectual
    property                                                 (117,158)                      (71,521)
Other                                                               -                        (2,260)
                                                ------------------------------------------------------------
Total accumulated amortization                             (2,883,861)                     (905,431)
                                                ------------------------------------------------------------
Net acquired intangible assets                       $     11,597,150              $      2,853,871
                                                ============================================================

Note 6: LINES OF CREDIT, RESTRICTED CASH AND SHORT-TERM INVESTMENTS

         At November 30, 2002, the Company had $1,521,208 outstanding on two lines of credit from SunTrust Bank and Bank of Montreal. Certain assets of the Company, including short-term investments, property and receivables, are pledged as collateral for these facilities.

                                                     November 30, 2002          May 31, 2002
                                               --------------------------------------------------
       Line of credit - SunTrust                    $       992,892           $     992,892
       Line of credit - Bank of Montreal                    528,316                 221,831
       Line of credit - Harris Bank                               -                 150,000
                                               --------------------------------------------------
       Total line of credit                         $     1,521,208            $  1,364,723
                                               ==================================================

         Certain of the Company's short-term investments have been provided as collateral for the SunTrust line of credit. That line of credit bears interest at the rate of return on these short-term investments of 1.39% plus 1.5%. During the period, the line of credit had an effective interest rate of 2.89%. The Company is permitted to draw up to $1,000,000 against this facility. The Company paid down the line of credit in December 2002 to $nil with restricted cash that had been used as collateral for this credit line.

         The operating line of credit with Harris Bank is authorized for up to $150,000. The interest rate on this line of credit is subject to change from time to time based on changes in the lender's prime rate. During the period, the line of credit had an effective interest rate of 4.75%. The line of credit was paid down to $nil in June 2002 and subsequently cancelled.

WORKSTREAM INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


         The Company has a line of credit with the Bank of Montreal at an effective rate of 5.50%. The Company is permitted to draw up to $1,000,000 (Canadian dollars) against this facility based on compensating balances on deposit with the bank. The Company has drawn $826,814 Cdn as of November 30, 2002. The Company has provided collateral of $830,000 Cdn, leaving $3,186 Cdn available to be drawn on this line.

         At November 30, 2002, and May 31, 2002, a total of $2,292,481 and $1,957,090, respectively, of cash and short-term deposits were pledged as collateral for these facilities and the Company's leases and are therefore restricted from the Company's use. The breakdown of such amounts is as follows:

                                                            November 30, 2002           May 31, 2002
                                                        -------------------------------------------------
SunTrust Bank                                               $      992,892               $    992,892
SunTrust Bank - credit card department                              13,861                     37,086
Bank of America - credit card reserve                              399,883                    399,883
Bank of Montreal - Term loan, line of credit and
    letter of credit for facility lease                            885,845                    527,229
                                                        -------------------------------------------------
                                                            $    2,292,481                $ 1,957,090
                                                        =================================================

Note 7: RELATED PARTY OBLIGATIONS

                                                           November 30, 2002           May 31, 2002
                                                      ----------------------------------------------------
Notes payable                                              $        64,438            $        115,437
Shareholder loans                                                1,259,280                   1,409,576
                                                      ----------------------------------------------------
                                                                 1,323,718                   1,525,013
Less: current portion                                              989,787                   1,116,943
                                                      ----------------------------------------------------
                                                           $       333,931            $        408,070
                                                      ====================================================

Note 8: CAPITAL LEASE OBLIGATIONS

                                                           November 30, 2002          May 31, 2002
                                                           ---------------------------------------------
                  Capital leases                                  $334,862           $   168,350
                  Less: current portion                            240,596                48,411
                                                          ----------------------------------------------
                                                                  $ 94,266           $   119,939
                                                          ==============================================

         Capital lease obligations relate to office equipment, computers and software, and bear interest at rates that range from 7.5% to 16% per annum. These leases mature at various times through December 2006.

WORKSTREAM INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


Note 9: CONVERTIBLE NOTES

                                                          November 30, 2002        May 31, 2002
                                                        --------------------------------------------
   Convertible notes, face value                               $ 2,900,000      $     2,900,000

   Less: Amount allocated to detachable warrants                (1,038,380)          (1,038,380)
            Amount allocated to beneficial conversion
            feature                                             (1,763,387)          (1,763,387)
                                                        ------------------------------------------

   Discounted value of convertible notes                            98,233               98,233
   Amortization of discount                                        146,116               33,364
                                                        ------------------------------------------


   Convertible notes                                            $  244,349      $       131,597
                                                        ==========================================

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

         The detachable warrants entitle the Convertible Note holders to purchase 658,000 common shares at an exercise price of $3.70 per share, subject to adjustment upon the occurrence of certain events. The Convertible Notes are convertible into a class of preferred shares designated Series A Convertible Preferred Shares. At the election of the holder, the Convertible Notes may be converted directly into our common shares, provided that a registration statement registering such common shares has been declared effective by the Securities and Exchange Commission prior to such conversion, at a conversion price equal to a 20% discount of the average closing price of our common shares for the five day period before such conversion. On November 27, 2002, the Company filed a registration statement with the Securities and Exchange Commission seeking to register for resale the common shares of certain shareholders, including the common shares issuable upon conversion of the Convertible Notes and exercise of the warrants issued by the Company in April and May of 2002. The Securities and Exchange Commission has not declared the registration statement effective.

         The proceeds from the sale of the Convertible Notes and warrants are being used for general working capital purposes.

Note 10: COMMON SHARES AND WARRANTS

         The authorized share capital consists of an unlimited number of no par value common shares, an unlimited number of no par value Class A Preferred Shares and an unlimited number of no par value Series A Convertible Preferred Shares. There were 19,853,583 common shares outstanding as of November 30, 2002 (May 31, 2002 - 14,851,905). As of November 30, 2002, 1,154,204 common shares were being held in escrow as a result of the terms of acquisitions (see note 3). These shares may be released from escrow if certain profit and/or revenue targets are achieved. The periods covered by the escrow agreements extend until September 30, 2003. At the November 7, 2002 Annual and Special Meeting for Shareholders the shareholders authorized the creation of the Class A Preferred Shares and the Series A Convertible Preferred Shares. As of November 30, 2002, there were no Class A Preferred Shares or Series A Convertible Preferred Shares outstanding.

WORKSTREAM INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


         During the six months ended November 30, 2002, 50,000 previously issued underwriter warrants were exercised on a cashless basis resulting in the issuance of 35,674 common shares.

Note 11:  SEGMENTED AND GEOGRAPHIC INFORMATION

         The following is a summary of the Company's operations by business segment and by geographic region for the three and six month periods ended November 30, 2002 and 2001.

                                                   ENTERPRISE        CAREER
                                                   RECRUITING       TRANSITION
                                                    SERVICES         SERVICES                TOTAL
                                               --------------   -------------------     ---------------
BUSINESS SEGMENT
THREE MONTHS ENDED
NOVEMBER 30, 2002
Revenue                                        $   3,195,813     $    1,779,616         $    4,975,429
Expenses                                           4,095,516          2,094,185              6,189,701
                                               -------------     --------------         --------------
Business segment  loss                         $    (899,703)    $     (314,569)            (1,214,272)
                                               =============     ==============
Corporate overhead, other revenues
    and expenses                                                                              (841,787)
                                                                                        --------------
Net loss                                                                                $   (2,056,059)
                                                                                        ==============

SIX MONTHS ENDED
NOVEMBER 30, 2002
Revenue                                        $   5,499,574     $    4,121,569         $    9,621,143
Expenses                                           7,694,406          4,596,981             12,291,387
                                               -------------     --------------         --------------
Business segment loss                          $  (2,194,832)    $     (475,412)            (2,670,244)
                                               =============     ==============
Corporate overhead, other revenues
     and expenses                                                                           (1,602,604)
                                                                                        --------------
Net loss                                                                                $   (4,272,848)
                                                                                        ==============


AS AT NOVEMBER 30, 2002
Business segment assets                        $   6,550,352     $      439,356         $    6,989,708
Intangible assets                                 10,946,660            650,490             11,597,150
Goodwill                                          11,783,375          7,073,084             18,856,459
                                               -------------     --------------         --------------
                                               $  29,280,387     $    8,162,930             37,443,317
                                               =============     ==============
Assets not allocated to business segments                                                    1,297,387
                                                                                        --------------
Total assets                                                                            $   38,740,704
                                                                                        ==============

WORKSTREAM INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

THREE MONTHS ENDED
NOVEMBER 30, 2001
Revenue                                            $  1,845,692      $    2,546,152         $    4,391,844
Expenses                                              2,621,165           2,167,728              4,788,893
                                                   ------------      --------------         --------------
Business segments income (loss)                    $   (775,473)     $      378,424               (397,049)
                                                   ============      ==============

Corporate overhead, other revenues
    and expenses                                                                                  (517,518)
                                                                                            --------------
Net loss                                                                                    $     (914,567)
                                                                                            ==============
SIX MONTHS ENDED
NOVEMBER 30, 2001
Revenue                                            $  2,692,062      $    3,549,060         $    6,241,122
Expenses                                              4,242,518           3,079,415              7,321,933
                                                   ------------      --------------         --------------
Business segments income (loss)                    $ (1,550,456)     $      469,645             (1,080,811)
                                                   ============      ==============

Corporate overhead, other revenues
    and expenses                                                                                  (603,116)
                                                                                            --------------
Net loss                                                                                    $   (1,683,927)
                                                                                            ==============


AS AT NOVEMBER 30, 2001
Business segment assets                            $  4,337,720      $      265,305         $    4,603,025
Intangible assets                                     4,891,159           1,568,231              6,459,390
Goodwill                                              4,762,610           6,136,068             10,898,678
                                                   ------------      --------------         --------------
                                                   $ 13,991,489      $    7,969,604             21,961,093
                                                   ============      ==============
Assets not allocated to business segments                                                        1,000,000
                                                                                            --------------
Total assets                                                                                $   22,961,093
                                                                                            ==============


GEOGRAPHY
THREE MONTHS ENDED
NOVEMBER 30, 2002
                                                           CANADA               USA               TOTAL
Revenue                                                  $    636,431       $   4,338,998   $      4,975,429
Expenses                                                    1,069,901           6,265,310          7,335,211
                                                         ------------       -------------   ----------------
Geographical loss                                        $   (433,470)      $  (1,926,312)        (2,359,782)
                                                         ============       =============
Other revenues and expenses                                                                          303,723
                                                                                            ----------------
Net loss                                                                                    $     (2,056,059)
                                                                                            ================



SIX MONTHS ENDED
 NOVEMBER 30, 2002
Revenue                                                  $  1,394,848       $   8,226,295   $      9,621,143
Expenses                                                    2,153,826          12,230,083         14,383,909
                                                         ------------       -------------   ----------------
Geographical loss                                        $   (758,978)      $  (4,003,788)        (4,762,766)
                                                         ============       =============
Other revenues and expenses                                                                          489,918
                                                                                            ----------------
Net loss                                                                                    $     (4,272,848)
                                                                                            ================

AS AT NOVEMBER 30, 2002
Geographic segment assets excluding goodwill
     and intangibles                                     $  3,892,493       $   3,097,215   $      6,989,708
                                                         ============       =============
Assets not allocated to specific geographic
     segments                                                                                     31,750,996
                                                                                            ----------------
Total assets                                                                                $     38,740,704
                                                                                            ================

WORKSTREAM INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

THREE MONTHS ENDED
NOVEMBER 30, 2001
Revenue                                                  $    693,766       $   3,698,078   $      4,391,844
Expenses                                                      963,663           3,825,230          4,788,893
                                                         ------------       -------------   ----------------
Geographical loss                                        $   (269,897)      $    (127,152)          (397,049)
                                                         ============       =============
Other revenues and expenses                                                                         (517,518)
                                                                                            ----------------
Net loss                                                                                    $       (914,567)
                                                                                            ================
SIX MONTHS ENDED
 NOVEMBER 30, 2001
Revenue                                                  $  1,326,618       $   4,914,504   $      6,241,122
Expenses                                                    1,722,293           5,599,640          7,321,933
                                                         ------------       -------------   ----------------
Geographical loss                                        $   (395,675)      $    (685,136)        (1,080,811)
                                                         ============       =============
Other revenues and expenses                                                                         (603,116)
                                                                                            ----------------
Net loss                                                                                    $     (1,683,927)
                                                                                            ================

AS AT NOVEMBER 30, 2001
Geographic segment assets excluding goodwill
     and intangibles                                     $  1,869,262       $  20,091,831   $     21,961,093
                                                         ============       =============
Assets not allocated to specific geographic
     segments                                                                                      1,000,000
                                                                                            ----------------
Total assets                                                                                $     22,961,093
                                                                                            ================

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

         In December 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This standard replaces FAS 121, but retains its fundamental provisions with respect to the recognition and measurement of the impairment of long-lived assets to be held and used and the measurement of long-lived assets to be disposed of by sale. This standard is effective for fiscal years beginning after December 15, 2001, which for the Company is the fiscal year beginning June 1, 2002. The Company has adopted this new standard and it has not had an impact on its financial statements.

         In July 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. SFAS No. 146 changes the accounting and reporting for costs associated with exit or disposal activities, termination benefits and other costs to exit an activity, including certain costs incurred in a restructuring. The provisions of this statement are effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged. The Company will apply this standard to transactions arising after December 31, 2002.

         In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation--Transition and Disclosure--an amendment of FASB Statement No. 123. SFAS No. 148 amends SFAS No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The transition guidance and annual disclosure provisions of SFAS No. 148 are effective for fiscal years ending after December 15, 2002, with earlier application permitted in certain circumstances, which for the Company is the year ending May 31, 2003. The interim disclosure provisions are effective for financial reports containing financial statements for interim periods beginning after December 15, 2002, which for the Company is the quarter ending February 28, 2003.

WORKSTREAM INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

Note 13: EARNINGS PER SHARE

         For all the periods presented, diluted net loss per share equals basic net loss per share due to the antidilutive effect of employee stock options, warrants and escrowed shares. The following outstanding instruments could potentially dilute basic earnings per share in the future:




                                            SIX MONTHS ENDED
                                            NOVEMBER 30, 2002

Stock options                               1,542,295
Escrowed shares                             1,154,204
PureCarbon contingent shares                  253,807
Convertible Notes                             966,667
Warrants issued with Convertible Notes        658,000
Underwriter warrants                          440,000
                                            ---------
Potential increase in number of shares
    from dilutive instruments               5,014,973
                                            =========


         The weighted average price of the options exercisable at November 30, 2002 was $2.80.

         On November 7, 2002, the shareholders of the Company approved an increase in the maximum number of shares issuable under the Company's stock option plan from 2,500,000 to 3,000,000.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD LOOKING STATEMENTS

         Certain statements discussed in Item 2 (Management's Discussion and Analysis of Financial Condition and Results of Operations), Item 3 (Quantitative and Qualitative Disclosures About Market Risk) and elsewhere in this Form 10-Q constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements concerning Management's expectations, strategic objectives, business prospects, anticipated economic performance and financial condition and other similar matters involve known and unknown risks, uncertainties and other important factors that could cause the actual results, performance or achievements of results to differ materially from any future results, performance or achievements discussed or implied by such forward-looking statements. Such risks, uncertainties and other important factors include, among others: inability to offer services that are superior and cost effective when compared to the services being offered by the Company's competitors; we have no assurance that a client will remain a long term client as we generally enter into subscription agreements with the Company's Ecruiter Enterprise clients for terms of one year or less; inability to further identify, develop and achieve success for new products, services and technologies; increased competition and its effect on pricing, spending, third-party relationships and revenues; as well as the inability to enter into successful strategic relationships and various other matters, many of which are beyond the Company's control and other factors as are described in Item 7 (Management's Discussion and Analysis of Financial Condition and Results of Operations) of the Company's Form 10-K for the fiscal year ended May 31, 2002. The words "estimate," "project," "intend," "believe," "plan" and similar expressions are intended to identify forward-looking statements. Forward-looking statements speak only as of the date of the document in which they are made. The Company disclaims any obligation or undertaking to provide any updates or revisions to any forward-looking statement to reflect any change in the Company's expectations or any change in events, conditions or circumstances on which the forward-looking statement is based.

         The following discussion and analysis should be read in conjunction with our unaudited consolidated financial statements and accompanying notes for the six month period ended November 30, 2002. All figures are in United States dollars, except as otherwise noted.

         Management has prepared unaudited pro forma financial information which can be found in Note 3 of the unaudited financial statements. Management's discussion and analysis refers to this information. All pro forma financial information gives effect to the acquisitions made by us as if the transactions had occurred at the beginning of the six month periods ended November 30, 2002 and November 30, 2001.

OVERVIEW

         We are a leading provider of human capital management (HCM) services. We offer a combination of high-tech and high-touch services, giving customers the ability to manage their complete recruiting and outplacement needs on a single Workstream platform.

         The past six months have resulted in significant changes in the business. During the quarter ended August 31, 2002 we completed the acquisition of Icarian Inc. and PureCarbon, Inc. On September 13, 2002 we completed the acquisition of Xylo, Inc. These acquisitions increased our service offerings and revenue streams. During the last six months we focused on integrating the acquired entities and expanding the reach of the existing business. We have also made efforts to reduce costs by consolidating operations, resulting in staff reductions of redundant positions and related overhead and reducing research and development expenditures.

CRITICAL ACCOUNTING POLICIES

         Our most critical accounting policies relate to the assessment of goodwill impairment, impairments in intangible assets and the valuation of net deferred tax assets. Management applies judgment to value these assets. Changes in assumptions used would impact our financial results.

         Goodwill is assessed for impairment on an annual basis or more frequently if circumstances warrant. We assess goodwill by comparing the carrying value of goodwill to the estimated future cash flows over a five year period and discount these cash flows back to a present value, using a 15% discount rate. Changes in the discount rate used, or in other assumptions in the model, would result in wide fluctuations in the value of goodwill that is supported. Any such changes may result in impairment write-downs.

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

         We apply significant judgment in recording net deferred tax assets, which has resulted from the loss carry forwards of companies that we acquired. The recording of deferred tax assets requires estimates of future profits from the acquired company to be forecast. Actual results may differ from amounts estimated.

REVENUES

         Consolidated revenues were $4,975,429 for the three months ended November 30, 2002 ("second quarter 2003") compared to $4,391,844 for the three months ended November 30, 2001("second quarter 2002"). The growth in revenues is attributed to the companies that we acquired during fiscal 2003. Revenues from companies we acquired after second quarter 2002 contributed $1,561,875 during this quarter.

         Career Transition service revenues for second quarter 2003 were $1,779,616 compared to $2,546,152 for second quarter 2002. The major reason for the decline in Career Transition Service revenues was due to the closure of six locations with poor sales performance. These closures are a result of our plan to consolidate sales locations and develop larger centers in fewer locations in order to leverage management costs and improve internal controls.

         Enterprise Recruiting Service revenues for second quarter 2003 were $3,195,813 compared to $1,845,692 for second quarter 2002. The increase in revenues was primarily due to the acquisition of Icarian Inc., PureCarbon, Inc. and Xylo Inc. in fiscal 2003. This increase was partially offset by a decline in the recruiting research and some sectors of recruiting software sales due to the weak economy.

         Consolidated revenues for six months ended November 30, 2002 were $9,621,143 compared to $6,241,122 for the same period last year. Acquisitions completed during the first six months of this fiscal year contributed $2,328,327 of this growth.

         Pro forma revenues for the six months ended November 30, 2002 were $10,627,891 compared to $14,809,190 for the same period last year. Pro forma revenues include the revenues of all acquisitions for the full reporting periods, instead of from their acquisition date. The decrease in pro forma revenues is largely attributable to the impact of clients that Icarian lost subsequent to November 30, 2001 but prior to being acquired by us. The majority of these clients produced little or no profit margins due to extensive customer service needs. Additionally, the economic downturn has continued to impact our recruiting research services. We have also closed two underperforming Career Transition offices in fiscal 2002 and four in the first six months of fiscal 2003, causing some loss of revenues. We are in the process of hiring additional sales staff in our larger locations which we believe will improve future revenues.

         Management believes that the acquisitions completed in fiscal 2002 and the first two quarters of fiscal 2003 will have a significant impact on future revenues by allowing us to deliver a full range of recruiting and outplacement products and services through our 17 offices across North America.

COST OF REVENUES

         Consolidated cost of revenues were $1,018,725 for second quarter 2003 compared to $846,568 for second quarter 2002. Career Transition cost of revenues accounted for $332,950 and Enterprise Recruiting Services was $685,775 of the total cost of revenues for the quarter. Total cost of revenues has increased due to the acquisitions completed during the first six months of fiscal 2003.

         Consolidated cost of revenues for six months ended November 30, 2002 were $1,897,722 compared to $1,429,944 for the same period last year. On a pro forma basis, cost of revenues were $2,082,992 for six months ended November 30, 2002 compared to $5,250,092 for the same period last year. The decline in cost of revenues is due to the decline in revenues and the consolidation of redundant costs post acquisition.

         Cost of revenues includes the cost of network operations, client support and charges related to third-party services.

GROSS PROFITS

         Consolidated gross profits were $3,956,704 for second quarter 2003 compared to $3,545,276 for second quarter 2002.

         Career Transition Services gross profit was $1,446,666 or 81% of Career Transition Services revenues and Enterprise Recruiting Services gross profit represented $1,343,607 or 78% of Enterprise Recruiting Services revenues for second quarter 2003.

         Consolidated gross profits for the six months ended November 30, 2002 were $7,723,421 compared to $4,811,178 for the same period last year. On a pro forma basis gross profits were $8,544,899 or 80% of revenues for six months ended November 30, 2002 compared to $9,559,098 or 65% of revenues for the same period last year. As mentioned above, reduction in redundant costs has improved gross profit margins compared to the prior year.

OPERATING EXPENSES

         Total operating expenses were $6,316,467 for second quarter 2003 compared to $4,501,303 for second quarter 2002. Acquisitions accounted for $2,073,357 of the increase in total operating expense for second quarter 2003 compared to second quarter 2002. Operating expenses were $12,486,186 for six months ended November 30, 2002 compared to $6,705,967 the same period last year. On a pro forma basis operating expenses were $14,806,595 for the six months ended November 30, 2002 compared to $27,288,944 for the six months ended November 30, 2001. The elimination of redundant costs associated with the acquisitions is the major reason for the decline in pro forma operating expenses. The overall reduction in proforma operating expenses has resulted primarily from the elimination of redundant costs relating to Icarian, PureCarbon and Xylo, since November 2001.

SELLING AND MARKETING

          Selling and marketing expenses were $1,651,329 for second quarter 2003 compared to $1,870,996 for second quarter 2002. This decrease is attributed to a reduction in marketing management and advertising expense. Advertising expense has been reduced primarily in the recruiting segment, by implementing a more direct sales approach, versus an indirect approach used in prior management of the acquired operations.

         Consolidated selling and marketing expenses for the six months ended November 30, 2002 were $3,702,478 compared to $2,881,723 for the same period in 2001. The increase is due to the acquisitions completed during fiscal 2003, partially offset by the reduction in marketing management and advertising mentioned above.

         On a pro forma basis, selling and marketing expenses were $3,904,083 for six months ended November 30, 2002 compared to $10,702,608 for the six months ended November 30, 2001. The decline is a result of the consolidation of marketing advertising and public relations programs. Additionally, we have significantly reduced the sales and marketing staff in the acquired companies as part of the consolidation and integration into Workstream. Additional reductions were realized in sales commissions as the decline in revenues occurred in some of the acquired companies from the prior year.

GENERAL AND ADMINISTRATIVE

         General and administrative expenses were $2,510,700 for second quarter 2003 compared to $2,050,783 for second quarter 2002. The increase of $459,917 reflected increased costs related to the acquisitions made in fiscal 2003. The acquisitions completed during fiscal 2003 contributed $442,957 of the increase over the prior year.

         For the six months ended November 30, 2002 consolidated general and administrative expenses were $5,064,644 compared to $2,585,579 for the same period last year. On a pro forma basis, general and administrative expenses were $5,981,245 for the six months ended November 30, 2002 compared to $5,877,865 for the same period last year. Reductions in general and administrative cost are expected as redundant costs such as space that is associated with acquisitions completed in fiscal 2003 are eliminated.

RESEARCH AND DEVELOPMENT

         Research and development costs were $412,339 for second quarter 2003 compared to $189,846 for second quarter 2002. Acquisitions during fiscal 2003 contributed $256,587 of the overall increase compared to prior year.

         For the six months ended November 30, 2002 consolidated research and development costs were $720,579 compared to $534,909 for the same period last year. The acquisitions completed during fiscal 2003 accounted for $441,207 in research and development costs. On a pro forma basis, research and development expenses were $1,185,306 for the six months ended November 2002 compared to $4,548,818 for the same period last year. Significant reductions have been made in research and development staff, most notably in the Icarian acquisition.

DEPRECIATION/AMORTIZATION EXPENSE

         Depreciation and amortization expenses were $1,742,119 for second quarter 2003 compared to $389,678 for second quarter 2002. Amortization of acquired intangibles arising from acquisitions accounted for most of the increase in amortization.

         Consolidated depreciation and amortization expenses for the six months ended November 30, 2002 were $2,998,485 compared to $703,756 for the same period last year. This increase was primarily caused by the acquisitions completed during fiscal 2002 and the first half of fiscal 2003. On a pro forma basis, depreciation and amortization expense was $3,664,824 for six months ended November 2002 compared to $4,841,488 for the same period last year. The substantial decline in depreciation and amortization expense was due primarily to the write-down of software licenses and website development costs associated with the Icarian and Xylo acquisitions prior to and at the time of acquisition.

INTEREST INCOME/EXPENSE

         Interest income was $23,595 for second quarter 2003 compared to $38,522 for second quarter 2002. Interest income was $36,527 for six months ended November 2002 compared to $100,987 for the same period last year. The decline for the six months ended November 30, 2002 was primarily due to the reduction in short-term investments and the decline in interest rates.

         Interest expense was $183,634 and $342,242 for the three and six months ended November 30, 2002 respectively. Interest expense was $27,152 and $66,753 for the three and six months ended November 30, 2001 respectively. The increase in interest expense was due primarily to the issuance of convertible notes in April and May 2002 in the amount of $2,900,000. It is anticipated that non-cash interest charges on our convertible notes will increase significantly in the future should the notes not be converted into equity securities.

LIQUIDITY AND CAPITAL RESOURCES

         At November 30, 2002, we had $2,517,523 in cash, cash equivalents, restricted cash and short-term investments. We have made significant investment in acquiring new service lines which has reduced available cash. Furthermore, capital requirements have exceeded cash flows from operations in the quarter. At November 30, 2002, $2,292,481 of these cash and short- term investment balances were restricted from use because they were collateral for debt, leases, credit card merchant agreements and a letter of guarantee. These restricted cash balances could be reduced in the future by lease payments, any repayments on lines of credit and improvement in the return rate on credit card charges accepted by us for our services. In December 2002, we fully repaid the SunTrust line of credit by releasing restricted cash of $992,892 to the bank.

         For the six months ended November 30, 2002, cash used in operations totaled $2,585,204, consisting primarily of the net loss for the period of $4,272,848, offset by non-cash expenses such as depreciation, amortization, and non-cash interest. Our working capital deficiency increased to $5,207,507 as at November 30, 2002, an increase of $3,530,905 from May 31, 2002 as a result of the cash used in operations and the remaining balance of a provision of $738,509 made for exit costs for employee severance and elimination of office space related to the Icarian acquisition.

         Net cash provided by investing activities during the six months ended November 30, 2002, was $1,876,210. Cash acquired in the Icarian and Xylo acquisitions of $1,921,028 provided the cash from investing activities.

         Net cash used by financing activities was $376,872 for the six months ended November 30, 2002. Financing outflows consisted primarily of the repayment of capital leases of $230,036, repayment of a loan to a shareholder of an acquired company of $256,000 and the repayment of a bank line of credit of $168,962.

         We have had operating losses since our inception and have had negative cash flow from operations for the six months ended November 30, 2002. However, management believes the elimination of redundancies in the companies acquired in fiscal 2002 and 2003, the consolidation of ongoing operations and reductions in research and development efforts previously discussed, will improve cash flow in the future. Mr. Mullarkey, our Chief Executive Officer, has loaned us an additional $200,000 in December 2002 and $300,000 in January 2003. The additional loans will be consolidated into a term loan maturing five years after the completion and execution of the necessary loan documentation. The consolidated term loan will also include $750,000, plus interest, previously loaned to us by Mr. Mullarkey in fiscal 2002. The consolidated term loan will be secured by certain accounts receivable and certain fixed assets, subject to the consent of certain other creditors, and will bear interest at 8.0% per annum. Under the consolidated term loan, we will be required to make monthly interest only payments during the first 24 months and monthly interest and principal payments thereafter. The total amount of the consolidated term loan will be $1,284,932. In addition, Mr. Mullarkey has agreed to provide us with a $1,200,000 credit facility containing terms that are comparable to the consolidated term loan, subject to completion of documentation satisfactory to us and Mr. Mullarkey. We will be allowed to draw against this credit facility as needed. Mr. Mullarkey has also agreed to defer a total of $700,000 in compensation earned as of December 31, 2002 until December 2003. At that time, Mr. Mullarkey and the Company will mutually agree on a definitive plan regarding his deferred compensation. This deferral is subject to approval of the Board of Directors. Management believes these additional loans and credit facility provided by Mr. Mullarkey, and the changes made in fiscal 2002 and for the first half of fiscal 2003, along with further consolidation of cost centers and elimination of redundancies will result in cash flows from operations which, together with current cash reserves, will be sufficient to meet our working capital and capital expenditure requirements until November 30, 2003.

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

         On June 28, 2002, we acquired 100% of the outstanding shares of Icarian Inc., a California based company. As consideration for the sale, we issued to the shareholders of Icarian 2,800,000 common shares valued at approximately $9.9 million. Icarian is a provider of Web-enabled solutions and professional services. Icarian's Recruitment Management Suite is Web-native software, offered on an ASP basis, with a user interface that provides functionality for management of the hiring process. Icarian's Connectivity, Interactive Job Site and Reporting modules offer HR Professionals the capability to integrate with human resource management systems, candidates and campaign management, and reporting for both compliance and cost reporting for a corporation's employee acquisition process. Icarian had revenues of approximately $5.7 million for the twelve months ended December 31, 2001 and recorded a net loss of approximately $25.8 million. We recorded $8,393,337 in intangible assets and $5,200,432 in goodwill from the acquisition. In total, we will incur approximately $1.1 million in exit costs which are primarily associated with severance pay and facility closure costs to integrate the Icarian acquisition. As at November 30, 2002 a balance of $738,509 remains in liabilities regarding these exit costs.

         On July 1, 2002, we acquired certain assets and liabilities of PureCarbon Inc., a California based company. As consideration for the sale, we issued to the shareholders of PureCarbon 263,158 common shares valued at $1,000,000. Under this agreement, additional common shares valued at $500,000 may be issued if PureCarbon achieves certain revenue targets for the twelve months ending June 30, 2003. Any contingent consideration issued will be recorded as additional goodwill resulting from the acquisition. PureCarbon is the provider of award-winning Internet software (JobPlanet) designed to integrate easily with behind-the-scenes human resources and recruiting technology. JobPlanet is built on a technology platform that enables clients to build and implement an employment web site that mirrors the client's corporate brand image. We believe this front-end platform fits well with our back-end Hiring Management Systems to create a compelling end-to-end solution, that our corporate clients desire. We have recorded $1,019,350 in intangible assets and $270,516 in goodwill from the acquisition.

         On September 13, 2002, we acquired 100% of the outstanding shares of Xylo, Inc. a Washington-based provider of Web-based Employee Retention Management (ERM) solutions focused on providing customized retention solutions to Fortune 500 companies. Xylo's work/life customizable software offers employee programs in one externally-hosted platform, giving clients control over content and applications. As consideration for the purchase, we issued to the shareholders of Xylo, Inc. 702,469 common shares, valued at approximately $1.7 million. Under this agreement, an additional 330,579 common shares may be issued if certain revenue targets are met for the twelve month period ending September 30, 2003. Xylo had revenues of $3.4 million for the twelve months ended December 31, 2001 and recorded a net loss of approximately $18 million. We recorded $1,311,282 in intangible assets and $647,339 in goodwill from the acquisition.

         We believe that these acquisitions are important to our evolution from a recruitment application service provider into an HCM business process aggregator. We believe that these additions will broaden our revenue base and diversify our product offerings.


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

         We have a revolving line of credit with SunTrust Bank, which bears interest at a rate of 2.89%, the rate of return on the short-term investments provided as collateral plus 1.5%. As of November 30, 2002, $992,892 had been drawn on the line of credit. The Sun Trust line of credit was fully repaid in December 2002 by releasing amounts previously pledged as collateral to SunTrust Bank. We have also established a CDN$1,000,000 line of credit with the Bank of Montreal which bears interest at 5.50%. We have drawn CDN$826,814 on this facility as of November 30, 2002. We can draw an additional CDN$3,186 before additional collateral would be required.

          The majority of our interest rates are fixed, therefore we have limited exposure to risks associated with interest rate fluctuations.

         The impact on net interest income of a 100 basis point adverse change in interest rates for the quarter ended November 30, 2002 would have been less than $10,000.

FOREIGN CURRENCY RISK

         We have monetary assets and liability balances denominated in Canadian Dollars. As a result, fluctuations in the exchange rate of the Canadian dollar against the U.S. dollar will impact our reported net asset position. A 10% adverse change in foreign exchange rates would result in a decrease in the reported net asset position of approximately $195,000.

ITEM 4. CONTROLS AND PROCEDURES

         Within the 90-day period prior to the filing of this quarterly report, an evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer of the effectiveness of our disclosure controls and procedures. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms. Subsequent to the date of their evaluation, there were no significant changes in our internal controls or in other factors that could significantly affect the disclosure controls, including any corrective actions with regard to significant deficiencies and material weaknesses.

                           PART II - OTHER INFORMATION

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

         On September 13, 2002, we acquired 100% of the outstanding shares of Xylo, Inc. via the merger of Workstream Acquisition II, Inc., a wholly-owned subsidiary of ours, with and into Xylo, Inc. As consideration for the acquisition, we issued the former shareholders of Xylo 702,479 of our common shares valued at approximately $1.7 million. The common shares were sold to the former shareholders of Xylo, consisting of a limited number of accredited investors, in reliance on the exemption from registration provided by Rule 506 promulgated under the Securities Act of 1933.

         At our annual and special meeting of shareholders on November 7, 2002, our shareholders voted to authorize an amendment to our Articles of Incorporation to provide for the creation of an unlimited number of Class A Preferred Shares, no par value per share (the "Class A Preferred Shares"), and an unlimited number of Series A Convertible Preferred Shares, no par value per share (the "Series A Shares").

         As a result of the amendment to our Articles of Incorporation, our Board of Directors is authorized, without further action by our shareholders, to issue Class A Preferred Shares in one or more series and to set the number of shares, the designation and rights to be attached to the shares of such series. In addition, the Class A Preferred Shares are entitled to priority over the common shares in the distribution of assets in the event of our liquidation, dissolution or winding-up, or any other distribution of our assets among our shareholders for the purpose of winding-up our affairs. As of November 30, 2002, there were no Class A Preferred Shares issued and outstanding.

         On April 18, 2002 and May 14, 2002, we sold Sands Brothers Venture Capital III LLC, Crestview Capital Fund, L.P. and their respective affiliated entities an aggregate of $2,900,000 principal amount of our 8% Senior Subordinated Convertible Notes. The notes are convertible into our newly created Series A Shares at a conversion price of $100 per share, subject to adjustment upon the occurrence of certain events. As of November 30, 2002, there were no Series A Shares issued and outstanding.

         When issued, the Series A Shares will have certain rights which are senior to the common shares. The holders of Series A Share have the right to receive, if declared by the Board of Directors, non-cumulative dividends of $8 per Series A Share per year. In addition, upon liquidation, dissolution or other similar events, the holders of Series A Shares are entitled to receive distributions before the holders of the common shares. In such event, the holders of Series A Shares are entitled to receive an amount equal to two times the original issue price of the Series A Shares ($100) for each Series A Share held (subject to adjustment), plus all declared but unpaid dividends on the Series A Shares. If after such distributions are made there are any remaining funds, such funds will be distributed to the holders of the Class A Preferred Shares and our common shares, ratably.

         The holders of the Series A Shares may also delay or prevent us from effecting certain transactions because the approval of at least two-thirds of the outstanding Series A Shares, voting separately as a class, may be required to effect the transaction. For instance, approval of the holders of the Series A Shares is required for us to (a) engage in any fundamental transaction, such as a merger or a sale of substantially all of our assets, (b) authorize or issue any securities having liquidation or dividend rights superior to or on a parity with the Series A Shares, or (c) declare or pay any dividend on any security or redeem any shares, subject to certain exceptions. The holders of the Series A Shares, voting separately as a class, are also entitled to elect one additional director to our Board of Directors. The holders of the Series A Shares also vote together with the holders of the common shares on all matters which are submitted to a vote of the shareholders on the basis of one vote for each common share issuable upon conversion of the Series A Shares, subject to certain limitations on the maximum number of votes for each Series A Share.

         The common shares may be diluted if the Series A Share are converted into common shares. The number of common shares into which each Series A Share is convertible is determined by dividing the original issue price of the Series A Shares ($100) by a conversion price of $3.00 per share. The conversion price gets adjusted to avoid dilution as a result of certain events such as a stock split or an issuance of common shares or equivalents below the conversion price then in effect. The conversion price also gets adjusted for any declared but unpaid dividends on the Series A Shares. Finally, the conversion price cannot exceed 80% of the market price of the common shares for the five day period immediately preceding conversion. However, shareholder approval is required if the aggregate number of common shares issued upon conversion of the Series A Shares exceeds certain thresholds.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         At the Company's annual and special meeting of shareholders on November 7, 2002, the shareholders of the Company voted on the following matters:

                  1. The authorization of the Board of Directors of the Company to fix the remuneration of the Company's auditors;

                  2. The approval of amendments to the Company's 2001 Amended and Restated Stock Option Plan to increase the number of shares authorized under the plan from 2,500,000 to 3,000,000;

                  3. The approval of an amendment to the Company's Articles of Incorporation to create an unlimited number of Class A Preferred Shares;

                  4. The approval of the minutes of the Annual Meeting of Shareholders of October 3, 2001 and the Special Meeting of Shareholders of November 6, 2001;

                  5. The election of a Board of Directors consisting of six directors, with each director to serve until the next annual meeting of shareholders or until the election and qualification of his respective successor; and

                  6. The ratification of the appointment of PricewaterhouseCoopers LLP as auditors of the Company.

         The shareholders authorized the Board of Directors of the Company to fix the remuneration of the Company's auditors. The results of the voting were:
7,092,895 For; 5,615 Against; and 2,300 Abstentions.

         The shareholders approved amendments to the Company's 2001 Amended and Restated Stock Option Plan to increase the number of shares authorized under the plan from 2,500,000 to 3,000,000. The results of the voting were: 7,085,390 For; 11,420 Against; and 4,000 Abstentions.

         The shareholders approved an amendment to the Articles of Incorporation to create an unlimited number of Class A Preferred Shares. The results of the voting were: 7,042,049 For; 27,704 Against; and 31,057 Abstentions.

         The shareholders approved the meeting minutes of the Annual Meeting of Shareholders of October 3, 2001 and the Special Meeting of Shareholders of November 6, 2001. The results of the voting were: 7,086,154 For; 4,415 Against; and 10,241 Abstentions.

         All six nominees for director recommended by management were elected. The shareholders elected Michael Mullarkey, Thomas Danis, Matthew Ebbs, Michael Gerrior, Arthur Halloran and Cholo Manso as directors of the Company. The results of the voting were: 7,083,647 For; 579 Against; and 16,584 Abstentions.

         The shareholders ratified the appointment of PricewaterhouseCoopers LLP as auditors of the Company. The results of the voting were: 7,084,226 For; 1,500 Against; and 15,084 Abstentions.



ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

         (a) Exhibits

         Exhibit No.     Description
         -----------     -----------

         3.1 Articles of Incorporation, as amended (incorporated by reference to Exhibit 3.1 to the Registration Statement on Form F-1 (File No. 333-87537).
         3.2 Articles of Amendment, dated July 26, 2001 (incorporated by reference to Exhibit 1.2 of Form 20-F of Workstream Inc. for the fiscal year ended May 31,
                         2001).
         3.3 Articles of Amendment, dated November 6, 2001 (incorporated by reference to Exhibit 1.3 of Form 20-F of Workstream Inc. for the fiscal year ended May 31,
                         2001).
         3.4 Articles of Amendment dated November 7, 2002 (incorporated by reference to Exhibit 3.1 to the Registration Statement on Form F-3 (File No. 333-101502).
         10.1            Workstream Inc. 2002 Amended and Restated Stock Option
                         Plan.
         99.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
         99.2 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

         (b) Reports on Form 8-K

         We filed the following reports on Form 8-K during the last quarter of the period covered by this report:

         (1) Current Report on Form 8-K with respect to Item 5 filed on October 16, 2002; and

         (2) Current Report on Form 8-K with respect to Item 5 filed on October 18, 2002.

                                   SIGNATURES

                  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              Workstream Inc.
                              (Registrant)

DATE: January 14, 2003        By: /s/ Michael Mullarkey
                                 ----------------------------------------------
                              Michael Mullarkey,
                              Chairman of the Board and Chief Executive Officer
                              (Principal Executive Officer)



DATE: January 14, 2003        By: /s/ Paul Haggard
                                  ---------------------------------------------
                              Paul Haggard,
                              Chief Financial Officer and Secretary
                              (Principal Financial Officer)

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

Date: January 14, 2003              /s/ Michael Mullarkey
                                    -------------------------
                                    Michael Mullarkey
                                    Chief Executive Officer

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

Date: January 14, 2003                      /s/ Paul Haggard
                                            ---------------------------------
                                            Paul Haggard
                                            Chief Financial Officer