Form 10-Q
period 2003-02-28
WORKSTREAM INC
filed 2003-04-11
CIK 1095266

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q
(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the  quarterly  period  ended  February 28, 2003
                                       OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from  ________ to ___________

                        Commission file number 001-15503

                                WORKSTREAM INC.
--------------------------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)


                  Canada                                    N/A
----------------------------------              --------------------------------
(State or Other Jurisdiction of                (IRS Employer Identification No.)
Incorporation or Organization)

495 March Road, Suite 300, Ottawa, Ontario                        K2K 3G1
-------------------------------------------                       -------
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

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     As of April 7, 2003, there were 19,684,904 common shares, without par value, outstanding.

* Excluding 654,204 common shares held in escrow under acquisition agreements.




                                WORKSTREAM INC.

                                TABLE OF CONTENTS

                                                                                                             Page No.
                                                                                                             -------

Part I.         Financial Information
                Item 1.      Unaudited Financial Statements

                             Unaudited Consolidated Balance Sheets as of
                                 February 28, 2003 and May 31, 2002.............................................2

                             Unaudited Consolidated Statements of Operations for
                                 each of the Three and Nine Months Ended
                                 February 28, 2003 and 2002.....................................................3

                             Unaudited Consolidated Statements of Comprehensive Loss
                                 for each of the Three and Nine Months Ended
                                 February 28, 2003 and 2002.....................................................4

                             Unaudited Consolidated Statements of Cash Flows
                                 for the Nine Months Ended February 28, 2003 and 2002...........................5

                             Notes to Unaudited Consolidated Financial Statements...............................6

                Item 2.      Management's Discussion and Analysis of Financial
                                Condition and Results of Operations.............................................18

                Item 3.      Quantitative and Qualitative Disclosures About Market Risk.........................24

                Item 4.      Controls and Procedures   .........................................................25

Part II.        Other Information

                Item 2.      Changes in Securities and Use of Proceeds..........................................25

                Item 6.      Exhibits and Reports on Form 8-K ..................................................25

Signatures .....................................................................................................26

Certifications .................................................................................................27


PART I - FINANCIAL INFORMATION
ITEM 1.  UNAUDITED FINANCIAL STATEMENTS

WORKSTREAM INC.
CONSOLIDATED BALANCE SHEETS
(UNITED STATES DOLLARS)

                                                                FEBRUARY 28, 2003
                                                                   (UNAUDITED)    MAY 31, 2002
                                                                  -------------  --------------
ASSETS
CURRENT ASSETS
 Cash and cash equivalents                                        $    393,476   $   1,297,656
 Restricted cash                                                     1,325,960       1,957,090
 Short-term investments                                                 52,622         345,206
 Accounts receivable, net of allowance for doubtful accounts of
      $280,755 (May 31, 2002 - $165,870)                             1,505,785       1,314,958
 Prepaid expenses                                                      194,193         144,400
 Deferred tax asset                                                    135,000         135,000
 Other assets                                                          304,021          91,188
                                                                  -------------  --------------
                                                                     3,911,057       5,285,498

CAPITAL ASSETS                                                       1,418,709       1,557,303
DEFERRED TAX ASSET                                                     694,148         694,148
OTHER ASSETS                                                           166,136         146,605
ACQUIRED INTANGIBLE ASSETS                                          10,403,271       2,853,871
GOODWILL                                                            19,871,813      12,738,172
                                                                  -------------  --------------
                                                                  $ 36,465,134   $  23,275,597
                                                                  =============  ==============

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
 Accounts payable                                                 $  2,263,465   $   1,136,662
 Accrued liabilities                                                 1,284,023         839,078
 Accrued exit costs                                                    298,762               -
 Line of credit                                                        547,948       1,364,723
 Accrued compensation                                                1,387,652         900,360
 Current portion of long-term obligations                               26,951          26,175
 Current portion of related party obligations                          172,852       1,116,943
 Deferred income tax liability                                               -         490,862
 Current portion of capital lease obligations                          116,484          48,411
 Deferred revenue                                                    1,588,112       1,038,886
                                                                  -------------  --------------
                                                                     7,686,249       6,962,100

DEFERRED INCOME TAX LIABILITY                                        4,157,435         650,686
CAPITAL LEASE OBLIGATIONS                                               83,307         119,939
LEASEHOLD INDUCEMENTS                                                  135,434         143,866
CONVERTIBLE NOTES                                                      329,406         131,597
LONG-TERM OBLIGATIONS                                                   85,346         102,521
RELATED PARTY OBLIGATIONS                                            1,643,961         408,070
                                                                  -------------  --------------
                                                                    14,121,138       8,518,779
                                                                  -------------  --------------
COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY
CAPITAL STOCK
 Issued and outstanding - 19,684,904 common shares
 (May 31, 2002 - 14,851,905)                                        47,046,583      33,135,734
 Additional paid-in capital                                          4,641,516       4,792,887
 Accumulated other comprehensive loss                                 (895,917)       (885,961)
 Accumulated deficit                                               (28,448,186)    (22,285,842)
                                                                  -------------  --------------
                                                                    22,343,996      14,756,818
                                                                  -------------  --------------
                                                                  $ 36,465,134   $  23,275,597
                                                                  =============  ==============



The accompanying notes are an integral part of these unaudited financial statements.

WORKSTREAM INC.
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNITED STATES DOLLARS)


                                       THREE         THREE       NINE          NINE
                                       MONTHS       MONTHS       MONTHS        MONTHS
                                       ENDED         ENDED       ENDED         ENDED
                                      FEBRUARY     FEBRUARY     FEBRUARY      FEBRUARY
                                     28, 2003      28, 2002     28, 2003      28, 2002
                                 -------------- ------------ -------------- -------------
REVENUE                             $4,142,244    $4,332,903   $13,763,386   $10,574,025

COST OF REVENUES                       688,953       795,664     2,586,675     2,225,608
                                 -------------- ------------ -------------- -------------

GROSS PROFIT                         3,453,291     3,537,239    11,176,711     8,348,417
                                 -------------- ------------ -------------- -------------

EXPENSES

Selling and marketing                1,156,644     1,838,230     4,860,608     4,719,953
General and administrative           2,229,713     2,007,577     7,292,871     4,593,156
Research and development               249,979        87,241       970,557       622,150
Amortization and depreciation        1,735,166       696,339     4,733,651     1,400,095
                                 -------------- ------------ -------------- -------------

                                     5,371,502     4,629,387    17,857,687    11,335,354
                                 -------------- ------------ -------------- -------------

OPERATING LOSS                      (1,918,211)   (1,092,148)   (6,680,976)   (2,986,937)
                                 -------------- ------------ -------------- -------------



OTHER INCOME AND EXPENSES
Interest and other income                1,814        11,068        38,340       112,055
Interest and other expense            (464,587)      (19,912)     (806,830)      (86,665)
                                 -------------- ------------ -------------- -------------
                                      (462,773)       (8,844)     (768,490)       25,390
                                 -------------- ------------ -------------- -------------


LOSS BEFORE INCOME TAXES            (2,380,984)   (1,100,992)   (7,449,466)   (2,961,547)
Recovery of deferred income taxes      491,488         3,252     1,287,120       179,880
                                 -------------- ------------ -------------- -------------


NET LOSS FOR THE PERIOD            $(1,889,496)  $(1,097,740)  $(6,162,346)  $(2,781,667)
                                 ============== ============ ============== =============
WEIGHTED AVERAGE NUMBER
 OF COMMON SHARES
 OUTSTANDING DURING THE
 PERIOD                             19,174,247    14,178,438    18,241,912    12,263,281
                                 ============== ============ ============== =============


BASIC AND DILUTED NET LOSS
 PER COMMON SHARE                  $     (0.10)  $     (0.08)  $     (0.34)  $     (0.23)
                                 ============== ============ ============== =============


The accompanying notes are an integral part of these unaudited financial statements.

WORKSTREAM INC.
UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(UNITED STATES DOLLARS)


                                        THREE         THREE         NINE          NINE
                                       MONTHS         MONTHS        MONTHS       MONTHS
                                        ENDED         ENDED         ENDED        ENDED
                                     FEBRUARY 28,   FEBRUARY 28,  FEBRUARY 28,  FEBRUARY 28,
                                         2003          2002          2003          2002
                                     -------------------------------------------------------
Net loss for the period              $(1,889,496)  $(1,097,740)  $(6,162,346)  $(2,781,667)
Other comprehensive income:
  Cumulative translation
   adjustment (net of
   tax of $nil)                           (4,165)      (13,927)       (9,956)     (191,425)
                                     -------------------------------------------------------

Comprehensive loss
for the period                       $(1,893,661)  $(1,111,667)  $(6,172,302)  $(2,973,092)
                                     =======================================================








The accompanying notes are an integral part of these unaudited financial statements.


WORKSTREAM INC.
UNAUDITED CONSOLIDATED STATEMENT OF CASH FLOWS
(UNITED STATES DOLLARS)
                                                                               NINE MONTHS     NINE MONTHS
                                                                                  ENDED          ENDED
                                                                               FEBRUARY 28,    FEBRUARY 28,
                                                                                   2003           2002
                                                                               -----------    -----------

CASH USED IN OPERATING ACTIVITIES
Net loss for the period                                                        $(6,162,346)   $(2,781,667)
Items not involving cash:
     Amortization and depreciation                                               4,721,563      1,375,633
     Shares issued to service providers                                                 --         26,040
     Non-cash interest on convertible notes and notes payable                      538,141             --
     Recovery of deferred income taxes                                          (1,274,733)      (234,414)
     Non-cash compensation expense                                                      --        216,125
     Write-off of deferred charges                                                      --         17,993
     Gain on sale of capital asset                                                  (8,545)            --
Net change in operating components of working capital                             (450,662)       668,066
                                                                               -----------    -----------

                                                                                (2,636,582)      (712,224)
                                                                               -----------    -----------

CASH FROM INVESTING ACTIVITIES

Proceeds from sale of capital assets                                                14,950             --
Acquisition of capital assets                                                      (43,707)       (73,221)
Cash acquired in (paid for) business acquisitions
    (2002 net of acquired cash of $569,566)                                      1,914,884     (1,824,272)
Acquisition of intangible assets                                                        --        (68,810)
Decrease in restricted cash                                                        671,366             --
Sale of short-term investments                                                     222,359      2,170,422
                                                                               -----------    -----------
                                                                                 2,779,852        204,119
                                                                               -----------    -----------
CASH FROM (USED IN) FINANCING ACTIVITIES

Proceeds from exercise of options                                                   53,534         19,269
Costs related to issuance of convertible debt                                     (112,401)            --
Repayment of  line of credit and note payable                                   (1,272,423)    (1,568,268)
Shareholder loan proceeds                                                          500,000        750,000
Shareholder loan repayments                                                       (339,100)      (411,476)
Capital lease payments                                                            (284,474)       (50,051)
Proceeds from bank financing                                                       392,002      2,587,361
                                                                               -----------    -----------

                                                                                (1,062,862)     1,326,835
                                                                               -----------    -----------

EFFECT OF EXCHANGE RATE CHANGES                                                     15,412       (102,402)
                                                                               -----------    -----------
INCREASE (DECREASE) IN CASH AND CASH
EQUIVALENTS FOR THE PERIOD                                                        (904,180)       716,328

CASH AND CASH EQUIVALENTS,
BEGINNING OF THE PERIOD                                                          1,297,656         65,483
                                                                               -----------    -----------

CASH AND CASH EQUIVALENTS,
END OF THE PERIOD                                                              $  393,476     $  781,811
                                                                               ===========    ===========

The accompanying notes are an integral part of these unaudited financial statements

WORKSTREAM INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

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

Note 2:  BASIS OF PRESENTATION

     The consolidated interim unaudited financial statements included herein have been prepared by Workstream, without audit, in accordance with United States generally accepted accounting principles. The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. The earnings of the subsidiaries are included from the date of acquisition. At February 28, 2003, the Company's subsidiaries are Paula Allen Holdings, Inc. ("PAH"), OMNIpartners, Inc. ("OMNI"), RezLogic, Inc. ("RezLogic"), 6FigureJobs.com, Inc. ("6Figures"), Icarian Inc. ("Icarian") and Xylo, Inc. ("Xylo").

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

Note 3:  ACQUISITION TRANSACTIONS

Acquisition of Icarian Inc.

     On June 28, 2002, the Company acquired 100% of the outstanding stock of Icarian Inc., a California based company. As consideration for the purchase, the Company issued to the shareholders of Icarian 2,800,000 common shares valued at approximately $9.9 million. Icarian is a provider of HCM Web-enabled solutions and professional services.

     Management has prepared a valuation of the net tangible and intangible assets acquired. The excess of the purchase price over the value of the net tangible and identifiable intangible assets acquired has been allocated to goodwill. The acquired current liabilities included $1,373,123 for exit costs associated with employee severance pay and elimination of office space. In March 2003, the Company and Icarian entered into an agreement with the landlord of certain property being leased by Icarian to terminate the lease between Icarian and the landlord. The landlord agreed to terminate the lease and release Icarian from its financial obligations under the lease in exchange for certain furniture and equipment previously used at the property, cash in an amount equal to $290,000, of which $220,000 is payable in the form of a promissory note, and 275,000 common shares of Workstream. The costs associated with the termination of this lease were applied against the accrual for exit costs.

     The goodwill resulting from the transaction has been allocated to the Recruiting Services business segment.

WORKSTREAM INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

The purchase price has been allocated as follows:

Share consideration  . . . . . . . . . . . . . . . .   $9,908,640
Cash consideration . . . . . . . . . . . . . . . . .       10,000
Acquisition costs  . . . . . . . . . . . . . . . . .      232,559
                                                      ------------
                                                       10,151,199
                                                      ------------
Current assets . . . . . . . . . . . . . . . . . . .    2,281,512
Tangible long-term assets  . . . . . . . . . . . . .    1,187,907
Current liabilities  . . . . . . . . . . . . . . . .   (3,934,229)
Long-term liabilities assumed  . . . . . . . . . . .      121,682
Intangible assets:
      Acquired technology    . . . . . . . . . . . .    7,670,000
      Customer base. . . . . . . . . . . . . . . . .      723,337
      Deferred income tax liability  . . . . . . . .   (3,357,300)
                                                      ------------
 Total net identifiable assets . . . . . . . . . . .    4,692,909
                                                      ------------
Goodwill . . . . . . . . . . . . . . . . . . . . . .  $ 5,458,290
                                                      ============

Acquisition of PureCarbon, Inc.

         On July 1, 2002, the Company acquired certain assets and liabilities of PureCarbon, Inc., a California based company ("PureCarbon"). As consideration for the purchase, the Company issued to the shareholders of PureCarbon 263,158 common shares, valued at approximately $1,000,000. PureCarbon is the provider of Internet software (JobPlanet) designed to integrate with behind-the-scenes human resources and recruiting technology. As additional contingent consideration, the Company will issue to PureCarbon shareholders the number of shares equal to $500,000 divided by the closing price of the Company's common shares on or prior to August 15, 2003 should certain revenue targets for the twelve month period ending June 30, 2003 be realized. The issuance of any additional common shares will result in additional goodwill being recorded.

         Management prepared a valuation of the net tangible and intangible assets acquired. The excess of the purchase price over the value of the net tangible and identifiable intangible assets acquired has been allocated to goodwill.

         The goodwill resulting from the transaction has been allocated to the Recruiting Services business segment.

The purchase price has been allocated as follows:

Share consideration ........................          $ 1,000,000
Acquisition costs ..........................               38,000
                                                    -------------
                                                       1,038,000
                                                    -------------
Current assets .............................              152,627
Tangible long-term assets ..................              144,819
Current liabilities assumed ................             (148,000)
Intangible assets:
       Acquired technology .................              667,000
       Customer base .......................              344,000
       Trademarks, domain names ............                8,350
       Deferred income tax liability .......             (408,807)
                                                    -------------
Total net identifiable assets ..............              759,989
                                                    -------------
Goodwill ...................................          $   278,011
                                                    =============

WORKSTREAM INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


Acquisition of Xylo, Inc.

         On September 13, 2002, the Company acquired 100% of the outstanding stock of Xylo, Inc., a Washington based company. As consideration for the purchase, the Company issued to the shareholders of Xylo 702,469 common shares valued at approximately $1.7 million. Xylo is a provider of Web-based Employee Retention Management (ERM) solutions. Pursuant to the merger agreement with Xylo, an additional 330,579 common shares may be released from escrow subject to achievement of certain revenue targets for the twelve month period ending September 30, 2003. The issuance of any additional common shares will result in additional goodwill being recorded.


         Management has prepared a valuation of the net tangible and intangible assets acquired. The excess of the purchase price over the value of the net tangible and identifiable intangible assets acquired has been allocated to goodwill.

The goodwill resulting from the transaction has been allocated to the Recruiting Services business segment.

The purchase price has been allocated as follows:

Share consideration.......................................   $  1,700,000
Acquisition costs.........................................        150,000
                                                             --------------
                                                                1,850,000
                                                             --------------
Current assets............................................        352,691
Tangible long-term assets.................................        447,572
Current liabilities ......................................       (384,371)
Intangible assets:
    Acquired technology...................................      1,125,000
    Customer base  .......................................        186,282
    Deferred income tax liability  .......................       (524,513)
                                                             --------------
 Total net identifiable assets............................      1,202,661
                                                             --------------
Goodwill..................................................    $   647,339
                                                             ==============

Contingent consideration relating to prior acquisitions

         As at February 28, 2003 a total of 654,204 common shares were held in escrow relating to prior acquisitions as further described below. This total includes 323,625 common shares relating to 6Figures which management believes will not be issued and excludes an estimated number of 458,716 common shares relating to PureCarbon.

         In March 2003, the Board of Directors of the Company approved the release of the final 500,000 shares from escrow related to the purchase of PAH following the achievement of certain targets at December 31, 2002. As a result, capital stock increased by $750,000 representing the value of 500,000 shares at $1.50 per share and goodwill also increased by $750,000 in the period ended February 28, 2003 recognizing the achievement of these targets. The escrow shares were distributed to the former owners of PAH, which included Michael Mullarkey, the Company's Chief Executive Officer, who owned a majority of the outstanding shares of PAH. Mr. Mullarkey's portion of the total escrow shares distributed is 437,500 shares.

         Pursuant to the purchase agreement for OMNI, an additional 500,000 common shares were held in escrow pending the achievement of certain revenue targets for the twelve months ended June 30, 2002. Management has evaluated revenue results and has determined that the targets were not achieved. Therefore, the 500,000 common shares held in escrow were cancelled in September 2002.

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

         Pursuant to the purchase agreement for 6Figures, an additional 323,625 common shares may be released from escrow and issued to the former shareholders of 6Figures provided that certain revenue and profit targets for the twelve month period ending September 30, 2002 are achieved. The Company has determined that the revenue and profit targets were not achieved. However, the representative of the former shareholders of 6Figures has requested an audit to review the Company's calculations used in determining that the revenue and profit targets were not achieved. Management believes that the targets were not met and that the shares currently held in escrow will be cancelled once the audit is completed.

         Pursuant to the purchase agreement for Xylo, an additional 330,579 common shares may be released from escrow subject to achievement of certain revenue targets for the twelve month period ending September 30, 2003. The issuance of any additional common shares will result in additional goodwill being recorded.

         Pursuant to the purchase agreement for PureCarbon, the Company may issue additional shares equal to $500,000 divided by the closing price of the Company's common shares on or prior to August 15, 2003 should certain revenue targets for the twelve month period ended June 30, 2003 be realized. As at February 28, 2003, based on a market price per common share of $1.09, 458,716 common shares are contingently issuable.


UNAUDITED PRO FORMA FINANCIAL INFORMATION

         The following unaudited pro forma financial information gives effect to the acquisitions made by Workstream as if the transactions occurred at the beginning of each of the nine month periods ended February 28, 2003 and February 28, 2002.


                                                  Nine Months Ended   Nine Months Ended
                                                  February 28, 2003   February 28, 2002
                                               -----------------------------------------

Revenues                                           $       14,770,135     $  21,409,712
Cost of revenues                                            2,771,945         6,843,029
                                               -----------------------------------------
Gross profit                                               11,998,190        14,566,683
Expenses                                                   20,178,096        40,341,100
                                               -----------------------------------------
Operating loss                                             (8,179,906)      (25,774,417)
Interest and other income and expense                        (757,219)         (831,630)
Recovery of deferred income taxes                           1,435,378         1,362,104
                                               -----------------------------------------
                                                   $       (7,501,747)    $ (25,243,943)
                                               =========================================
Weighted average number of common shares                   19,207,172        19,183,127
                                               =========================================
Pro forma loss per share                           $            (0.39)    $       (1.32)
                                               =========================================


WORKSTREAM INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


Note 4:  CAPITAL ASSETS


                                                                February 28, 2003          May 31, 2002
                                                            -------------------------------------------------

Furniture, equipment and leaseholds                                $   1,325,663             $   1,441,436
Office equipment                                                         229,320                   222,518
Computers and software                                                 3,295,404                 2,254,455
                                                            -------------------------------------------------
                                                                       4,850,387                 3,918,409
Less: accumulated amortization                                        (3,431,678)               (2,361,106)
                                                            -------------------------------------------------
                                                                   $   1,418,709             $   1,557,303
                                                            =================================================


Note 5:   ACQUIRED INTANGIBLE ASSETS

                                                      February 28, 2003                May 31, 2002
                                                 ------------------------------ ------------------------------
Customer base                                        $      3,741,619               $      2,488,000
Acquired technologies                                      10,281,632                        819,632
Trademarks, domain names and intellectual
    property                                                  457,760                        449,410
Other                                                               -                          2,260
                                                 ------------------------------ ------------------------------
Total cost                                                 14,481,011                      3,759,302
                                                 ------------------------------ ------------------------------
Accumulated amortization:
Customer base                                              (1,504,669)                      (619,611)
Acquired technologies                                      (2,433,025)                      (212,039)
Trademarks, domain names and intellectual                    (140,046)                       (71,521)
    Property
Other                                                               -                         (2,260)
                                                ------------------------------ ------------------------------
Total accumulated amortization                             (4,077,740)                      (905,431)
                                                ------------------------------ ------------------------------
Net acquired intangible assets                       $     10,403,271               $      2,853,871
                                                ============================== ==============================


Note 6:   LINES OF CREDIT, RESTRICTED CASH AND SHORT-TERM INVESTMENTS

         At February 28, 2003, the Company had $547,948 outstanding on a line of credit from Bank of Montreal. Certain assets of the Company, including short-term investments, property and receivables, are pledged as collateral for this facility.

                                                     February 28, 2003          May 31, 2002
                                               ------------------------- -------------------------
       Line of credit - Suntrust                    $             -           $      992,892
       Line of credit - Bank of Montreal                    547,948                  221,831
       Line of credit - Harris Bank                               -                  150,000
                                               ------------------------- -------------------------
       Total line of credit                         $       547,948           $    1,364,723
                                               ========================= =========================


WORKSTREAM INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


         Certain of the Company's short-term investments were provided as collateral for the SunTrust line of credit. That line of credit bore interest at the rate of return on these short-term investments of 1.39% plus 1.5%. During the period, the line of credit had an effective interest rate of 2.89%. The Company was permitted to draw up to $1,000,000 against this facility. In December 2002, the Company paid down the line of credit to $nil with restricted cash that had been used as collateral for the credit line and subsequently cancelled the facility.

         The operating line of credit with Harris Bank was authorized for up to $150,000. The interest rate on this line of credit was subject to change from time to time based on changes in the lender's prime rate. The line of credit was paid down to $nil in June 2002 and was subsequently cancelled.

         The Company has a line of credit with the Bank of Montreal at an effective interest rate of 5.5%. The Company is permitted to draw up to $1,000,000 (Canadian dollars) against this facility based on compensating balances on deposit with the bank. The Company has drawn CDN $813,156 as of February 28, 2003. The Company has provided collateral of CDN $830,000, leaving CDN $16,844 available to be drawn on this line.

         At February 28, 2003 and May 31, 2002, a total of $1,325,960 and $1,957,090, respectively, of cash and short-term deposits were pledged as collateral for these facilities and the Company's leases and are therefore restricted from the Company's use. The breakdown of such amounts is as follows:


                                                           February 28, 2003              May 31, 2002
                                                        --------------------------------------------------
SunTrust Bank - line of credit                              $            -               $     992,892
SunTrust Bank - credit card department                              13,891                      37,086
Bank of America - credit card reserve                              399,883                     399,883
Bank of Montreal - Term loan, line of credit and
    letter of credit for facility lease                            912,186                     527,229
                                                        --------------------------------------------------
                                                            $    1,325,960               $   1,957,090
                                                        ==================================================


Note 7:    RELATED PARTY OBLIGATIONS


                                                           February 28, 2003              May 31, 2002
                                                      ----------------------------------------------------
Notes payable                                              $         33,838            $        115,437
Shareholder loans                                                 1,782,975                   1,409,576
                                                      ----------------------------------------------------
                                                                  1,816,813                   1,525,013
Less: current portion                                               172,852                   1,116,943
                                                      ----------------------------------------------------
                                                           $      1,643,961            $        408,070
                                                      ====================================================


During the third quarter of fiscal year 2003, the Company restructured the loans made by Michael Mullarkey, the Company's Chief Executive Officer, to the Company along with the interest accrued thereon into a five year term loan. The restructured loan at February 28, 2003 is $1,287,901 and bears interest at 8% per annum. The Company is required to make monthly interest only payments during the first 24 months and monthly interest and principal payments thereafter. In addition, Mr. Mullarkey has agreed to provide the Company with a $1,200,000 credit facility containing terms that are comparable to the consolidated term loan. The Company will be allowed to draw against this credit facility as needed. Mr. Mullarkey has also agreed to defer a total of $700,000 in

WORKSTREAM INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


compensation earned as of December 31, 2002 until December 2003. At that time Mr. Mullarkey and the Company will mutually agree on a definitive plan regarding repayment of his deferred compensation.



Note 8:   CAPITAL LEASE OBLIGATIONS

                                                February 28, 2003          May 31, 2002
                                             ------------------------- ---------------------
         Capital leases                              $   199,791         $   168,350
         Less: current portion                           116,484              48,411
                                             ------------------------- ---------------------
                                                     $    83,307         $   119,939
                                             ========================= =====================

         Capital lease obligations relate to office equipment, computers and software, and bear interest at rates that range from 7.5% to 15% per annum. These leases mature at various times through October 2005.

Note 9: CONVERTIBLE NOTES

                                                                          February 28, 2003   May 31,2002
                                                                          --------------------------------

Convertible notes, face value at issue date                                    $ 2,900,000    $ 2,900,000


Less: Amount allocated to detachable warrants                                   (1,038,380)    (1,038,380)
      Amount allocated to beneficial conversion
      Feature                                                                   (1,763,387)    (1,763,387)
                                                                          --------------------------------

Discounted value of convertible notes                                               98,233         98,233
Note conversion                                                                   (200,000)             -
Amortization of discount                                                           431,173         33,364
                                                                          --------------------------------

Convertible notes                                                              $   329,406     $  131,597
                                                                          ================================


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

              The detachable warrants entitle the Convertible Note holders to purchase 658,000 common shares at an exercise price of $3.70 per share, subject to adjustment upon the occurrence of certain events. The Convertible Notes are convertible into a class of preferred shares designated Series A Convertible

WORKSTREAM INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


Preferred Shares. At the election of the holder, the Convertible Notes may be converted directly into our common shares, provided that a registration statement registering such common shares has been declared effective by the Securities and Exchange Commission prior to such conversion, at a conversion price equal to a 20% discount of the average closing price of our common shares for the five day period before such conversion. On November 27, 2002, the Company filed a registration statement with the Securities and Exchange Commission seeking to register for resale the common shares of certain shareholders, including the common shares issuable upon conversion of the Convertible Notes and exercise of the warrants issued by the Company in April and May of 2002. On January 17, 2003, the Securities and Exchange Commission declared the registration statement registering the resale of the common shares effective.

         During the third quarter of fiscal year 2003, certain holders of the Company's 8% Senior Subordinated Convertible Notes exercised their option to convert a portion of the Convertible Notes. This resulted in a conversion of $200,000 of the Convertible Notes into Series A Convertible Preferred Shares, which were immediately converted into common shares. As a result of the foregoing conversions, 210,525 common shares were issued at a conversion price equal to a 20% discount to the average market price of the Company's common shares for the five days prior to conversion, resulting in a conversion price of $0.95 per share.

Note 10: COMMON SHARES AND WARRANTS

         The authorized share capital consists of an unlimited number of no par value common shares, an unlimited number of no par value Class A Preferred Shares and an unlimited number of no par value Series A Convertible Preferred Shares. There were 19,684,904 common shares outstanding as of February 28, 2003 (May 31, 2002 - 14,851,905). As of February 28, 2003 an additional 654,204 common shares were being held in escrow as a result of the terms of acquisitions and an estimated 458,716 common shares are contingently issuable related to the PureCarbon acquisition (see note 3). These shares may be released from escrow if certain profit and/or revenue targets are achieved. The periods covered by the escrow agreements extend until September 30, 2003. As of February 28, 2003, there were no Class A Preferred Shares or Series A Convertible Preferred Shares outstanding.

         During the third quarter of fiscal year 2003, certain holders of the Company's 8% Senior Subordinated Convertible Notes converted $200,000 of the Convertible Notes into Series A Convertible Preferred Shares, which were immediately converted into common shares. As a result of the foregoing conversions, 210,525 common shares were issued at a conversion price equal to a 20% discount to the average market price of the Company's common shares for the five days prior to conversion, resulting in a conversion price of $0.95 per share.

         In March 2003, the former Icarian landlord was issued 275,000 common shares as part of the lease termination agreement.

         In March 2003, the Board of Directors of the Company approved the release of the final 500,000 shares from escrow related to the PAH acquisition to the former shareholders of PAH.

         During the nine months ended February 28, 2003, 50,000 previously issued underwriter warrants were exercised on a cashless basis resulting in the issuance of 35,674 common shares.



Note 11:  SEGMENTED AND GEOGRAPHIC INFORMATION

         The following is a summary of the Company's operations by business segment and by geographic region for the three and nine month periods ended February 28, 2003 and 2002.

WORKSTREAM INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

                                               ENTERPRISE     CAREER
                                              RECRUITING    TRANSITION
                                               SERVICES      SERVICES       TOTAL
                                            -------------- ------------ --------------
BUSINESS SEGMENT
THREE MONTHS ENDED
FEBRUARY 28, 2003
Revenue                                      $ 2,682,947   $ 1,459,297   $ 4,142,244
Expenses                                       3,010,762     1,564,958     4,575,720
                                            -------------- ------------ --------------
Business segment loss                        $  (327,815)  $  (105,661)     (433,476)
                                            ============== ============
Corporate overhead, other revenues
   and expenses                                                           (1,456,020)
                                                                        --------------
Net loss                                                                 $(1,889,496)
                                                                        ==============



NINE MONTHS ENDED
FEBRUARY 28, 2003
Revenue                                      $ 8,182,521   $ 5,580,865   $13,763,386
Expenses                                      10,605,009     6,155,003    16,760,012
                                            -------------- ------------ --------------
Business segment loss                        $(2,422,488)  $  (574,138)   (2,996,626)
                                            ============== ============
Corporate overhead, other revenues
   and expenses                                                           (3,165,720)
                                                                         -------------
Net loss                                                                 $(6,162,346)
                                                                         =============


AS AT FEBRUARY 28, 2003
Business segment assets                      $ 5,006,470   $   431,204   $ 5,437,674
Intangible assets                              9,832,354       570,917    10,403,271
Goodwill                                      12,048,729     7,823,084    19,871,813
                                            -------------- ------------ --------------
                                             $26,887,553   $ 8,825,205    35,712,758
                                            ============== ============

Assets not allocated to business segments                                    752,376
                                                                        --------------
Total assets                                                             $36,465,134
                                                                        ==============

THREE MONTHS ENDED
FEBRUARY 28, 2002
Revenue                                      $ 2,015,764   $ 2,317,139   $ 4,332,903
Expenses                                       2,222,917     2,497,925     4,720,842
                                            -------------- ------------ --------------
Business segment loss                        $  (207,153)  $  (180,786)     (387,939)
                                            ============== ============
Corporate overhead, other revenues
   and expenses                                                             (709,801)
                                                                        --------------
Net loss                                                                 $(1,097,740)
                                                                         =============



WORKSTREAM INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


NINE MONTHS ENDED
FEBRUARY 28, 2002
Revenue                                      $ 4,704,327   $ 5,869,698   $10,574,025
Expenses                                       6,516,867     6,143,318    12,660,185
                                            -------------- ------------ --------------
Business segment loss                        $(1,812,540)  $  (273,620)   (2,086,160)
                                            ============== ============
Corporate overhead, other revenues
   and expenses                                                             (695,507)
                                                                        --------------
Net loss                                                                 $(2,781,667)
                                                                        ==============


AS AT FEBRUARY 28, 2002
Business segment assets                      $ 4,108,067   $   496,228   $ 4,604,295
Intangible assets                              4,575,670     1,476,122     6,051,792
Goodwill                                       4,775,307     6,832,568    11,607,875
                                            -------------- ------------ --------------
                                             $13,459,044   $ 8,804,918    22,263,962
                                            ============== ============
Assets not allocated to business segments                                  1,028,656
                                                                        --------------
Total assets                                                             $23,292,618
                                                                        ==============


                                                  CANADA       USA           TOTAL
                                            -------------- ------------ --------------
GEOGRAPHY
THREE MONTHS ENDED
FEBRUARY 28, 2003
Revenue                                      $   545,752   $ 3,596,492   $ 4,142,244
Expenses                                       1,181,880     4,878,575     6,060,455
                                            -------------- ------------ --------------
Geographical loss                            $  (636,128)  $(1,282,083)   (1,918,211)
                                            ============== ============
Other revenues and expenses                                                   28,715
                                                                        --------------
Net loss                                                                 $(1,889,496)
                                                                        ==============


NINE MONTHS ENDED
FEBRUARY 28, 2003
Revenue                                      $ 1,940,599   $11,822,787   $13,763,386
Expenses                                       3,485,273    16,959,089    20,444,362
                                            -------------- ------------ --------------
Geographical loss                            $(1,544,674)  $(5,136,302)   (6,680,976)
                                            ============== ============
Other revenues and expenses                                                  518,630
                                                                        --------------
Net loss                                                                  $(6,162,346)
                                                                        ==============


AS AT FEBRUARY 28, 2003
Geographic segment assets excluding
  goodwill and intangibles                   $ 3,330,724   $ 2,106,950   $ 5,437,674
                                            ============== ============
Assets not allocated to specific geographic
   segments                                                               31,027,460
                                                                        --------------
Total assets                                                             $36,465,134
                                                                        ==============




WORKSTREAM INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


THREE MONTHS ENDED
FEBRUARY 28, 2002
Revenue                                      $   667,137   $ 3,665,766   $ 4,332,903
Expenses                                         973,753     4,451,297     5,425,050
                                            -------------- ------------ --------------
Geographical loss                            $  (306,616)  $  (785,531)   (1,092,147)
                                            ============== ============
Other revenues and expenses                                                   (5,593)
                                                                        --------------
Net loss                                                                 $(1,097,740)
                                                                        ==============


NINE MONTHS ENDED
FEBRUARY 28, 2002
Revenue                                      $ 1,992,117   $ 8,581,908   $10,574,025
Expenses                                       3,572,568     9,988,393    13,560,961
                                            -------------- ------------ --------------
Geographical loss                            $(1,580,451)  $(1,406,485)   (2,986,936)
                                            ============== ============
Other revenues and expenses                                                  205,269
                                                                        --------------
Net loss                                                                 $(2,781,667)
                                                                        ==============


AS AT FEBRUARY 28, 2002
Geographic segment assets excluding
  goodwill and intangibles                   $ 2,014,943   $ 2,589,352   $ 4,604,295
                                            ============== ============
Assets not allocated to specific geographic
   segments                                                               18,688,323
                                                                        --------------
Total assets                                                             $23,292,618
                                                                        ==============



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

Note 13: EARNINGS PER SHARE

         For all the periods presented, diluted net loss per share equals basic net loss per share due to the antidilutive effect of employee stock options, warrants and escrowed shares. The following outstanding instruments could potentially dilute basic earnings per share in the future:

                                            FEBRUARY 28, 2003

Stock options                                1,786,795
Escrowed shares                                654,204
PureCarbon contingent shares                   458,716
Convertible notes                            3,081,876
Warrants issued with convertible notes         658,000
Underwriter warrants                           440,000
                                            ----------
Potential increase in number of shares
    from dilutive instruments                7,079,591
                                            ==========

WORKSTREAM INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

        The weighted average price of the options exercisable at February 28, 2003 was $3.07.

         On November 7, 2002, the shareholders of the Company approved an increase in the maximum number of shares issuable under the Company's stock option plan from 2,500,000 to 3,000,000.


Note 14: STOCK BASED COMPENSATION PLANS

         Pro forma information regarding compensation expense related to employee stock options is required by SFAS No. 123 and SFAS No. 148, and has been determined as if the Company had accounted for its employee stock options under the fair value method of those statements. The fair value of options granted was estimated at the date of grant using the Black Scholes option pricing model with the following assumptions: weighted average risk-free interest rate of 2.99% and 3.01% for the three and nine months ended February 28, 2003, respectively, and 4.01% and 3.12% for the three and nine months ended February 28, 2002, respectively; no expected dividends; volatility factors of 115% for the three and nine months ended February 28, 2003, and 50% for the three and nine months ended February 28, 2002; and expected life of 3.5 years for all periods.

         For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense ratably over the option's vesting period. Because the determination of the fair value of all options is based on the assumptions described in the preceding paragraph, and because additional option grants are expected to be made in future periods, this pro forma information is not likely to be representative of the pro forma effects on reported net income or loss for future years.

         The following reflects the impact on results of operations if the Company had recorded additional compensation expense relating to the employee stock options:

                                      THREE MONTHS     THREE MONTHS       NINE MONTHS       NINE MONTHS
                                          ENDED           ENDED              ENDED            ENDED
                                       FEBRUARY 28,    FEBRUARY 28,      FEBRUARY 28,      FEBRUARY 28,
                                           2003            2002              2003              2002
                                      -------------    -------------    ---------------    ------------
Net loss, as reported                 $  (1,889,496)   $  (1,097,740)   $    (6,162,346)   $ (2,781,667)
Estimated incremental share based
    compensation expense                   (200,627)        (286,683)          (599,760)       (767,541)
                                      -------------    -------------    ---------------    ------------
Pro forma net loss                    $  (2,090,123)   $  (1,384,423)   $    (6,762,106)   $ (3,549,208)
                                      =============    =============    ===============    ============
Weighted average common shares
    outstanding during the period        19,174,247       14,178,438         18,241,912      12,263,281
                                      =============    =============    ===============    ============

Basic and diluted loss per share, as
    reported                          $       (0.10)   $       (0.08)   $         (0.34)   $      (0.23)
                                      =============    =============    ===============    ============
Pro forma basic and diluted loss
    per share                         $       (0.11)   $       (0.10)   $         (0.37)   $      (0.29)
                                      =============    =============    ===============    ============


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD LOOKING STATEMENTS

         Certain statements discussed in Item 2 (Management's Discussion and Analysis of Financial Condition and Results of Operations), Item 3 (Quantitative and Qualitative Disclosures About Market Risk) and elsewhere in this Form 10-Q constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements concerning Management's expectations, strategic objectives, business prospects, anticipated economic performance and financial condition and other similar matters involve known and unknown risks, uncertainties and other important factors that could cause the actual results, performance or achievements of results to differ materially from any future results, performance or achievements discussed or implied by such forward-looking statements. Such risks, uncertainties and other important factors include, among others: inability to offer services that are superior and cost effective when compared to the services being offered by our competitors; we have no assurance that a client will remain a long term client as we generally enter into subscription agreements with our Ecruiter Enterprise clients for terms of one year or less; inability to further identify, develop and achieve success for new products, services and technologies; increased competition and its effect on pricing, spending, third-party relationships and revenues; as well as the inability to enter into successful strategic relationships and various other matters, many of which are beyond our control and other factors as are described in Item 7 (Management's Discussion and Analysis of Financial Condition and Results of Operations) of our Annual Report on Form 10-K for the fiscal year ended May 31, 2002. The words "estimate," "project," "intend," "believe," "plan" and similar expressions are intended to identify forward-looking statements. Forward-looking statements speak only as of the date of the document in which they are made. We disclaim any obligation or undertaking to provide any updates or revisions to any forward-looking statement to reflect any change in our expectations or any change in events, conditions or circumstances on which the forward-looking statement is based.

         The following discussion and analysis should be read in conjunction with our unaudited consolidated financial statements and accompanying notes for the three and nine month periods ended February 28, 2003. All figures are in United States dollars, except as otherwise noted.

         Management has prepared unaudited pro forma financial information which can be found in Note 3 of the unaudited financial statements. Management's discussion and analysis refers to this information. All pro forma financial information gives effect to the acquisitions made by us as if the transactions had occurred at the beginning of the nine month periods ended February 28, 2003 and February 28, 2002.

OVERVIEW

         We are a leading provider of human capital management (HCM) services. We offer a combination of high-tech and high-touch services, giving customers the ability to manage their complete recruiting, retention and outplacement needs on a single Workstream platform.

         The past nine months have resulted in significant changes in the business. During the first quarter of fiscal year 2003, we completed the acquisition of Icarian Inc. and PureCarbon, Inc. On September 13, 2002 we completed the acquisition of Xylo, Inc. These acquisitions increased our service offerings and revenue streams. During the last nine months we focused on integrating the acquired entities and expanding the reach of the existing business. We have also made efforts to reduce costs by consolidating operations, resulting in staff reductions of redundant positions and related overhead and reducing research and development expenditures. In certain instances actions taken to reduce costs have also caused reductions in revenues.

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

REVENUES

         Consolidated revenues were $4,142,244 for the three months ended February 28, 2003 ("third quarter 2003") compared to $4,332,903 for the three months ended February 28, 2002 ("third quarter 2002"). The decline in revenues is attributed to lower Career Transition Services revenues caused by our consolidation of office locations and the continued softness in the overall economy which we believe has led to fewer companies hiring additional staff. Revenues from companies we acquired during fiscal year 2003 contributed $1,351,046 during this quarter.

         Career Transition Services revenues for third quarter 2003 were $1,459,297 compared to $2,317,139 for third quarter 2002. The major reason for the decline in Career Transition Service revenues was due to the closure of six office locations with poor sales performance during fiscal 2003. These closures are a result of our plan to consolidate sales locations and develop larger centers in fewer locations in order to leverage management costs and improve internal controls.

         Enterprise Recruiting Services revenues for third quarter 2003 were $2,682,947 compared to $2,015,764 for third quarter 2002. The increase in revenues was primarily due to the acquisition of Icarian Inc., PureCarbon, Inc. and Xylo Inc. in fiscal 2003. This increase was partially offset by a decline in recruiting research and some sectors of recruiting software sales which we believe is due to the weak economy.

         Consolidated revenues for nine months ended February 28, 2003 were $13,763,386 compared to $10,574,025 for the same period last year. Acquisitions completed during the first nine months of this fiscal year contributed $3,679,374 of this growth.

         Pro forma revenues for the nine months ended February 28, 2003 were $14,770,135 compared to $21,409,712 for the same period last year. Pro forma revenues include the revenues of all acquisitions for the full reporting periods, instead of from their acquisition date. The decrease in pro forma revenues is largely attributable to the impact of clients that Icarian lost subsequent to November 30, 2001 but prior to being acquired by us. The majority of these clients produced little or no profit margins due to extensive customer service needs. Additionally, we believe that the economic downturn has continued to impact our recruiting research services. We closed two underperforming Career Transition Services offices in fiscal 2002 and four in the first six months of fiscal 2003, causing some loss of revenues. We are in the process of hiring additional sales staff in our larger locations which we believe will improve future revenues.

         Management believes that the acquisitions completed in fiscal 2002 and the first three quarters of fiscal 2003 will have a significant impact on future revenues by allowing us to deliver a full range of recruiting and outplacement products and services through our 15 offices across North America.

COST OF REVENUES

         Consolidated cost of revenues were $688,953 for third quarter 2003 compared to $795,664 for third quarter 2002. Career Transition Services cost of revenues accounted for $232,391 and Enterprise Recruiting Services was $456,562 of the total cost of revenues for the quarter. The decline in cost of revenues is in part due to the reduction in revenues and the consolidation of costs.

         Consolidated cost of revenues for nine months ended February 28, 2003 were $2,586,675 compared to $2,225,608 for the same period last year. The increase is due to the acquisitions completed during the fiscal year. On a pro forma basis, cost of revenues were $2,771,945 for nine months ended February 28, 2003 compared to $6,843,029 for the same period last year. The decline in pro forma cost of revenues is due to the decline in revenues and the consolidation of redundant costs post acquisition.

         Cost of revenues includes the cost of network operations, client support and charges related to third-party services.

GROSS PROFITS

         Consolidated gross profits were $3,453,291 for third quarter 2003 compared to $3,537,239 for third quarter 2002.

         Career Transition Services gross profit was $1,226,906 or 84% of Career Transition Services revenues while Enterprise Recruiting Services gross profit represented $2,226,385 or 83% of Enterprise Recruiting Services revenues for third quarter 2003.

         Consolidated gross profits for the nine months ended February 28, 2003 were $11,176,711 compared to $8,348,417 for the same period last year. On a pro forma basis gross profits were $11,998,190 or 81% of revenues for nine months ended February 28, 2003 compared to $14,566,683 or 68% of revenues for the same period last year. As mentioned above, reduction in redundant costs has improved gross profit margins compared to the prior year. Additionally, the loss of low margin clients that were acquired with the Icarian business has resulted in improved margin percentages.

OPERATING EXPENSES

         Total operating expenses were $5,371,502 for third quarter 2003 compared to $4,629,387 for third quarter 2002. Acquisitions completed in fiscal year 2003 accounted for $2,433,709 of the increase in total operating expense for third quarter 2003 compared to third quarter 2002. Operating expenses were $17,857,687 for nine months ended February 28, 2003 compared to $11,335,354 for the same period last year. On a pro forma basis operating expenses were $20,178,096 for the nine months ended February 28, 2003 compared to $40,341,100 for the nine months ended February 28, 2002. The decline in pro forma operating expense is due to the elimination of redundant costs, disposal of purchased intangibles and restructuring charges recorded by the acquired companies prior to their acquisition.

SELLING AND MARKETING

          Selling and marketing expenses were $1,156,644 for third quarter 2003 compared to $1,838,230 for third quarter 2002. This decrease is attributed to a reduction in marketing management and advertising expense. Advertising expense has been reduced primarily in the Enterprise Recruiting Services segment, by implementing a more direct sales approach, versus an indirect approach used by prior management of the acquired operations. We have also reduced advertising costs in the Career Transition Services segment by shifting advertising from newspapers and print media to the internet.

         Consolidated selling and marketing expenses for the nine months ended February 28, 2003 were $4,860,608 compared to $4,719,953 for the same period in 2002. The increase is due to the acquisitions completed during fiscal 2003, partially offset by the reduction in marketing management and advertising costs mentioned above.

         On a pro forma basis, selling and marketing expenses were $5,062,213 for nine months ended February 28, 2003 compared to $13,566,487 for the nine months ended February 28, 2002. The decline is a result of the consolidation of marketing advertising and public relations programs. Additionally, we have significantly reduced the sales and marketing staff in the acquired companies as part of the consolidation and integration into Workstream. Additional reductions were realized in sales commissions as a decline in revenues occurred in some of the acquired companies compared to the prior year.

GENERAL AND ADMINISTRATIVE

         General and administrative expenses were $2,229,713 for third quarter 2003 compared to $2,007,577 for third quarter 2002. The $222,136 increase in expenses was a combination of a $982,520 increase due to acquisitions and a $760,384 reduction associated with the elimination of redundant general and administrative expenses.


         For the nine months ended February 28, 2003 consolidated general and administrative expenses were $7,292,871 compared to $4,593,156 for the same period last year. On a pro forma basis, general and administrative expenses were $8,209,472 for the nine months ended February 28, 2003 compared to $8,498,151 for the same period last year. Reductions in general and administrative cost are expected as redundant costs such as excess office space that is associated with acquisitions completed in fiscal 2003 are eliminated.

RESEARCH AND DEVELOPMENT

         Research and development costs were $249,979 for third quarter 2003 compared to $87,241 for third quarter 2002. Acquisitions during fiscal 2003 contributed $133,475 of the overall increase compared to the prior period.

         For the nine months ended February 28, 2003 consolidated research and development costs were $970,557 compared to $622,150 for the same period last year. The acquisitions completed during fiscal 2003 accounted for $574,683 in research and development costs. On a pro forma basis, research and development expenses were $1,435,284 for the nine months ended February 2003 compared to $5,713,578 for the same period last year. Significant reductions have been made in research and development staff, most notably relating to the Icarian operations.

DEPRECIATION/AMORTIZATION EXPENSE

         Depreciation and amortization expenses were $1,735,166 for third quarter 2003 compared to $696,339 for third quarter 2002. Amortization of acquired intangibles arising from acquisitions accounted for the majority of the increase in amortization.

         Consolidated depreciation and amortization expenses for the nine months ended February 28, 2003 were $4,733,651 compared to $1,400,095 for the same period last year. This increase was primarily caused by the acquisitions completed during fiscal 2002 and the first half of fiscal 2003. On a pro forma basis, depreciation and amortization expense was $5,399,990 for nine months ended February 2003 compared to $7,064,927 for the same period last year. The substantial decline in depreciation and amortization expense was due primarily to the write-down of software licenses and website development costs associated with the Icarian and Xylo acquisitions prior to and at the time of acquisition.

INTEREST INCOME/EXPENSE

         Interest income was $1,814 for third quarter 2003 compared to $11,068 for third quarter 2002. Interest income was $38,340 for nine months ended February 2003 compared to $112,055 for the same period last year. The decline for the nine months ended February 28, 2003 was primarily due to the reduction in short-term investments held and the decline in interest rates.

         Interest expense was $464,587 and $806,830 for the three and nine months ended February 28, 2003, respectively. Interest expense was $19,912 and $86,665 for the three and nine months ended February 28, 2002, respectively. The increase in interest expense was due primarily to the issuance of convertible notes in April and May 2002 in the amount of $2,900,000. It is anticipated that non-cash interest charges on our convertible notes will increase significantly in the future as the interest discount is amortized to expense over their term to maturity or as a result of interest discount charged to expense upon early conversion.

LIQUIDITY AND CAPITAL RESOURCES

         At February 28, 2003 we had $1,772,058 in cash, cash equivalents, restricted cash and short-term investments. We have made significant investments in acquiring new service lines which have reduced available cash. Furthermore, capital requirements have exceeded cash flows from operations in the nine months ended February 28, 2003. At February 28, 2003, $1,325,960 of cash and short-term investment balances were restricted from use because they were collateral for debt, leases, credit card merchant agreements and a letter of guarantee. These restricted cash balances could be reduced in the future by lease payments and any repayments on lines of credit and improvement in the return rate on credit card charges accepted by us for our services. In December 2002, we fully repaid the SunTrust line of credit by releasing restricted cash of $992,892 to the bank.

         For the nine months ended February 28, 2003, cash used in operations totaled $2,636,582, consisting primarily of the net loss for the period of $6,162,346 offset by non-cash expenses such as depreciation, amortization, and non-cash interest. Our working capital deficiency increased to $3,775,192 at February 28, 2003, an increase of $2,098,590 from May 31, 2002 resulting primarily from cash used in operations and the increase in current liabilities resulting from the acquisitions completed this fiscal year. During the quarter, our working capital deficiency declined by $1,432,315 due to the restructuring of certain related party current debt into long-term debt and the non-cash settlement of some accrued exit costs.

         Net cash provided by investing activities during the nine months ended February 28, 2003, was $2,779,852. Cash acquired in the Icarian and Xylo acquisitions of $1,914,884 provided the majority of cash from investing activities.

         Net cash used by financing activities was $1,062,862 for the nine months ended February 28, 2003. Financing outflows consisted primarily of the repayment of capital leases of $284,474, repayment of loans to shareholders of $339,100 and the repayment of a bank line of credit and note payable of $1,272,423.

         We have had operating losses since our inception and have had negative cash flow from operations for the nine months ended February 28, 2003. However, management believes the elimination of redundancies in the companies acquired in fiscal 2002 and 2003, the consolidation of ongoing operations and reductions in research and development efforts previously discussed, will improve cash flow in the future. Michael Mullarkey, our Chief Executive Officer, loaned us an additional $200,000 in December 2002 and $300,000 in January 2003. The additional loans were consolidated into a term loan maturing in five years. The consolidated term loan also includes $750,000, plus interest, previously loaned to us by Mr. Mullarkey in fiscal 2002. The consolidated term loan is secured by certain inventory, equipment, accounts receivable and other assets and bears interest at 8.0% per annum. Under the consolidated term loan, we are required to make monthly interest only payments during the first 24 months and monthly interest and principal payments thereafter. As at February 28, 2003, the total amount of the consolidated term loan was $1,287,901. In addition, Mr. Mullarkey has agreed to provide us with a $1,200,000 credit facility containing terms that are comparable to the consolidated term loan. We will be allowed to draw against this credit facility as needed. Mr. Mullarkey has also agreed to defer a total of $700,000 in compensation earned as of December 31, 2002 until December 2003. At that time Mr. Mullarkey and Workstream will mutually agree on a definitive plan regarding repayment of his deferred compensation. Management believes these additional loans and credit facility provided by Mr. Mullarkey, and the changes made in fiscal 2002 and for the first nine months of fiscal 2003, along with further consolidation of cost centers and elimination of redundancies will result in cash flows from operations which, together with current cash reserves, will be sufficient to meet our working capital and capital expenditure requirements until February 28, 2004.


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

         On June 28, 2002, we acquired 100% of the outstanding shares of Icarian Inc., a California based company. As consideration for the sale, we issued to the shareholders of Icarian 2,800,000 common shares valued at approximately $9.9 million. Icarian is a provider of Web-enabled solutions and professional services. Icarian's Recruitment Management Suite is Web-native software, offered on an ASP basis, with a user interface that provides functionality for management of the hiring process. Icarian's Connectivity, Interactive Job Site and Reporting modules offer HR Professionals the capability to integrate with human resource management systems, candidates and campaign management, and reporting for both compliance and cost reporting for a corporation's employee acquisition process. Icarian had revenues of approximately $5.7 million for the twelve months ended December 31, 2001 and recorded a net loss of approximately $25.8 million. We recorded $8,393,337 in intangible assets and $5,458,290 in goodwill related to the acquisition of Icarian. In total, we have incurred approximately $1.4 million in exit costs which were primarily associated with severance pay and facility closure costs to integrate the Icarian acquisition. In March 2003, we entered into an agreement with the landlord of certain property being leased by Icarian to terminate the lease between Icarian and the landlord. The landlord agreed to terminate the lease and release Icarian from its financial obligations under the lease in exchange for certain furniture and equipment previously used at the property, cash in an amount equal to $290,000, of which $220,000 is payable in the form of a promissory note, and 275,000 of our common shares. The costs associated with the termination of this lease were applied against the accrual for exit costs.

         On July 1, 2002, we acquired certain assets and liabilities of PureCarbon Inc., a California based company. As consideration for the sale, we issued to the shareholders of PureCarbon 263,158 common shares valued at $1,000,000. Under this agreement, additional common shares valued at $500,000 may be issued if PureCarbon achieves certain revenue targets for the twelve months ending June 30, 2003. Any contingent consideration issued will be recorded as additional goodwill resulting from the acquisition. PureCarbon is the provider of award-winning Internet software (JobPlanet) designed to integrate easily with behind-the-scenes human resources and recruiting technology. JobPlanet is built on a technology platform that enables clients to build and implement an employment web site that mirrors the client's corporate brand image. We believe this front-end platform fits well with our back-end Hiring Management Systems to create a compelling end-to-end solution that our corporate clients desire. We have recorded $1,019,350 in intangible assets and $278,011 in goodwill related to the acquisition of PureCarbon.

         On September 13, 2002, we acquired 100% of the outstanding shares of Xylo, Inc. a Washington-based provider of Web-based Employee Retention Management (ERM) solutions focused on providing customized retention solutions to Fortune 500 companies. Xylo's work/life customizable software offers employee programs in one externally-hosted platform, giving clients control over content and applications. As consideration for the purchase, we issued to the shareholders of Xylo, Inc. 702,469 common shares, valued at approximately $1.7 million. Under this agreement, an additional 330,579 common shares may be issued if certain revenue targets are met for the twelve month period ending September 30, 2003. Xylo had revenues of $3.4 million for the twelve months ended December 31, 2001 and recorded a net loss of approximately $18 million. We recorded $1,311,282 in intangible assets and $647,339 in goodwill related to the acquisition of Xylo.

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

         We have established a CDN $1,000,000 line of credit with the Bank of Montreal which bears interest at 5.50%. We have drawn CDN $813,156 on this facility as of February 28, 2003. We can draw an additional CDN $16,844 before additional collateral would be required.

          The majority of our interest rates are fixed, therefore we have limited exposure to risks associated with interest rate fluctuations.

         The impact on net interest income of a 100 basis point adverse change in interest rates for the quarter ended February 28, 2003 would have been less than $11,000.

FOREIGN CURRENCY RISK

         We have monetary assets and liability balances denominated in Canadian Dollars. As a result, fluctuations in the exchange rate of the Canadian dollar against the U.S. dollar will impact our reported net asset position. A 10% adverse change in foreign exchange rates would result in an increase in the reported net asset position of approximately $103,000.

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

                           PART II - OTHER INFORMATION

ITEM 2.      CHANGES IN SECURITIES AND USE OF PROCEEDS

         On February 4, 2003, Crestview Capital Fund, L.P. and its affiliates that hold our 8% Senior Subordinated Convertible Notes converted an aggregate of $200,000 of the notes into 2,000 of our Series A Convertible Preferred Shares, no par value per share (the "Series A Shares"), at a conversion price of $100 per Series A Share. Immediately upon converting the notes into Series A Shares, Crestview Capital Fund, L.P. and its affiliates converted all 2,000 Series A Shares into an aggregate of 210,525 common shares. The common shares were issued at a conversion price equal to a 20% discount to the average market price of Workstream's common shares for the five days prior to conversion, resulting in a conversion price of $0.95 per share. The Series A Shares and the common shares were issued to Crestview Capital Fund, L.P. and its affiliates, consisting of a limited number of accredited investors, in reliance on the exemption from registration provided by Rule 506 promulgated under the Securities Act of 1933.

 ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K


         (a)      Exhibits

         Exhibit No.                Description


         10.1                       Term Note dated January 31, 2003 by Workstream Inc., Workstream USA, Inc.,
                                    6FigureJobs.com, Inc.,  Icarian, Inc., RezLogic, Inc., the Omni Partners, Inc.
                                    and Xylo, Inc. in favor of Michael Mullarkey.
         10.2                       Security Agreement dated January 31, 2003 by and among Michael Mullarkey, Workstream Inc.,
                                    Workstream USA, Inc., 6FigureJobs.com, Inc., Icarian, Inc., RezLogic, Inc., the Omni Partners,
                                    Inc. and Xylo, Inc.
         10.3                       General Security Agreement dated January 31, 2003 between Workstream Inc. and
                                    Michael Mullarkey.
         99.1                       Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the
                                    Sarbanes-Oxley Act of 2002.
         99.2                       Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the
                                    Sarbanes-Oxley Act of 2002.

         (b) Reports on Form 8-K

         On January 15, 2003, we filed a Current Report on Form 8-K with respect to Item 5.



                                   SIGNATURES

                  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                     Workstream Inc.
                                     (Registrant)

DATE:       April 11, 2003           By: /s/ Michael Mullarkey
                                       -----------------------------------------
                                     Michael Mullarkey,
                                     Chairman of the Board and Chief Executive
                                     Officer (Principal Executive Officer)


DATE:      April 11, 2003            By: /s/  Paul Haggard
                                        ---------------------------------------
                                     Paul Haggard,
                                     Chief Financial Officer and Secretary
                                     (Principal Financial Officer)

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

Date: April 11, 2003
                                                     /s/ Michael Mullarkey
                                                     ---------------------------
                                                     Michael Mullarkey
                                                     Chief Executive Officer

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


                                                         /s/ Paul Haggard
Date: April 11, 2003                                     -----------------------
                                                         Paul Haggard
                                                         Chief Financial Officer