Form 10-K
period 2003-05-31
WORKSTREAM INC
filed 2003-08-27
CIK 1095266

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

         FOR THE FISCAL YEAR ENDED: MAY 31, 2003
                           OR

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

                           --------------------------

           SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

                                                     NAME OF EACH EXCHANGE
              TITLE OF EACH CLASS                    ON WHICH REGISTERED
              -------------------                    -----------------------

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

                  Yes __X__ No _____

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K./X/

         The aggregate market value of the outstanding voting and non-voting common equity held by non-affiliates of the registrant, computed by reference to the price at which the common equity was last sold as of the last business day of the registrant's most recently completed second fiscal quarter, was $24,023,659. Common shares held by each executive officer and director and by each person who owned 10% or more of the outstanding common shares as of such date have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

         The total number of common shares, no par value per share, outstanding on August 18, 2003 was 21,684,904, excluding 654,204 escrow shares.



                       DOCUMENTS INCORPORATED BY REFERENCE

         None.

                                WORKSTREAM INC.
                                    FORM 10-K
                                TABLE OF CONTENTS


ITEM                                                                                                PAGE

                                     PART I
1.  Business .....................................................................................    2
2.  Properties ...................................................................................   14
3.  Legal Proceedings ............................................................................   15
4.  Submission of Matters to a Vote of Security Holders ..........................................   15

                                     PART II

5.  Market for Registrant's Common Equity and Related Stockholder Matters ........................   16
6.  Selected Financial Data ......................................................................   25
7.  Management's Discussion and Analysis of Financial Condition and Results of Operations ........   26
7A. Quantitative and Qualitative Disclosures About Market Risk ...................................   48
8.  Financial Statements and Supplementary Data ..................................................   49
9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure .........   85
9A. Control and Procedures .......................................................................   86

                                    PART III

10. Directors and Executive Officers of the Registrant ...........................................   87
11. Executive Compensation .......................................................................   87
12. Security Ownership of Certain Beneficial Owners and Management and Related
    Stockholder Matters ..........................................................................   87
13. Certain Relationships and Related Transactions ...............................................   87

                                     PART IV

15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K .............................   88


         THIS REPORT CONTAINS FORWARD-LOOKING STATEMENTS THAT INVOLVE RISKS AND UNCERTAINTIES. THE STATEMENTS CONTAINED IN THIS REPORT THAT ARE NOT PURELY HISTORICAL ARE FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1933, AS AMENDED, AND SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED. FORWARD-LOOKING STATEMENTS INCLUDE, WITHOUT LIMITATION, STATEMENTS CONTAINING THE WORDS "ANTICIPATES," "BELIEVES," "EXPECTS," "INTENDS," "FUTURE," AND WORDS OF SIMILAR IMPORT WHICH EXPRESS MANAGEMENT'S BELIEF, EXPECTATIONS OR INTENTIONS REGARDING OUR FUTURE PERFORMANCE. ALL FORWARD-LOOKING STATEMENTS INCLUDED IN THIS REPORT ARE BASED ON INFORMATION AVAILABLE TO US ON THE DATE HEREOF, AND WE HAVE NO OBLIGATION TO UPDATE ANY SUCH FORWARD-LOOKING STATEMENTS. OUR ACTUAL RESULTS COULD DIFFER MATERIALLY FROM OUR HISTORICAL OPERATING RESULTS AND FROM THOSE ANTICIPATED IN THESE FORWARD-LOOKING STATEMENTS AS A RESULT OF CERTAIN FACTORS, INCLUDING, WITHOUT LIMITATION, THOSE SET FORTH UNDER "RISK FACTORS" WHICH BEGINS ON PAGE 39 ON THIS FORM 10-K AND OTHER FACTORS AND UNCERTAINTIES CONTAINED ELSEWHERE IN THIS FORM 10-K AND IN OUR OTHER FILINGS WITH THE SECURITIES AND EXCHANGE COMMISSION.

                                     PART I



ITEM 1.  BUSINESS


OVERVIEW

         We were incorporated on May 24, 1996 under the Canada Business Corporation Act under the name CareerBridge Corporation. In February 1999, we changed our name to E-Cruiter.com Inc. and in November 2001 we changed our name to Workstream Inc. (the "Company"). In 1997, we began operating an online regional job board, on which applicants posted their resumes and employers posted available positions, focused on the high-technology industry. In February 1999, we changed our business focus from the job board business to providing on-line recruitment services. In the twelve months ended May 31, 2001 ("fiscal 2001"), we expanded our focus by guiding the Company into being a leading provider of Web-enabled tools and professional services for Human Capital Management ("HCM"). We offer a diversified suite of high-tech and high-touch services to address the full lifecycle of the employer/employee relationship and seek to ensure more effective management of corporate assets via automation and outsourcing. Our HCM technology backbone enables companies to streamline the management of enterprise human capital processes, including recruitment, assessment, deployment, development, retention and career transitions. We offer a full-range of HCM products and services.

ACQUISITIONS

         We continually focus on increasing our market share in the HCM market. Our business strategy has included a strong emphasis on acquiring companies offering services similar or complementary to ours. The HCM market has experienced significant consolidation in the last several years as companies attempt to increase their service offerings and broaden their revenue bases to achieve revenue growth and profitability. We have actively pursued acquisition opportunities as part of our overall strategy and completed three acquisitions during the twelve months ended May 31, 2003 ("fiscal 2003") and six acquisitions during the twelve months ended May 31, 2002 ("fiscal 2002") that met our criteria.

FISCAL 2003 ACQUISITIONS

         ICARIAN, INC.

         On June 28, 2002, we acquired via merger 100% of the outstanding shares of Icarian Inc., a California based company. As consideration for the sale, we issued to the shareholders of Icarian 2,800,000 of our common shares valued at approximately $9.9 million. Icarian is a provider of Web-enabled solutions and professional services. Icarian's Recruitment Management Suite is Web-native software, offered on an Application Service Provider ("ASP") basis, with a user interface that provides functionality for management of the hiring process. Icarian's Connectivity, Interactive Job Site and Reporting modules offer human resource professionals capabilities to integrate with human resource management systems, to manage candidates' applications and job campaigns, and to produce reporting for both compliance and cost reporting for a corporation's employee acquisition process. Icarian had revenues of approximately $5.7 million and it recorded a net loss of approximately $25.8 million for the twelve months ended December 31, 2001. We recorded approximately $8.4 million in intangible assets and $5.4 million in goodwill from the acquisition.

         PURECARBON, INC.

         On July 1, 2002, we acquired certain assets and liabilities of PureCarbon, Inc., a California based company. As consideration for the sale, we issued to the shareholders of PureCarbon 263,158 of our common shares valued at $1,000,000. We recorded approximately $0.8 million in intangible assets related to the acquisition. Under the acquisition agreement, additional common shares valued at $500,000 may be issued if PureCarbon achieves certain revenue targets for the twelve months ending June 30, 2003. Management has determined that the revenue targets were not met, and believes that those contingently issuable common shares will not be issued. As required under the purchase agreement, an audit confirming whether the revenue targets were met is currently being performed. PureCarbon is the provider of award-winning Internet software (JobPlanet) designed to integrate easily with behind-the-scenes human resources and recruiting technology. JobPlanet is built on a technology platform that enables clients to build and implement an employment web site that mirrors the client's corporate brand image. We believe this front-end platform fits well with our back-end Hiring Management Systems to create a compelling end-to-end solution, that our corporate clients desire.

         XYLO, INC.

         On September 13, 2002, we acquired via merger 100% of the outstanding shares of Xylo, Inc., a Washington based provider of Web-based Employee Retention Management ("ERM") solutions focused on providing customized retention solutions to Fortune 500 companies. Xylo's work/life customizable software offers employee programs in one externally-hosted platform, giving clients control over content and applications. As consideration for the purchase, we issued to the shareholders of Xylo 702,469 common shares valued at approximately $1.7 million. We recorded approximately $1.3 million in intangible assets and $0.7 million in goodwill from the acquisition. Pursuant to the acquisition agreement with Xylo, an additional 330,579 of our common shares may be released from escrow, subject to achievement of certain revenue targets for the twelve month period ending September 30, 2003. The release from escrow of any additional common shares will result in additional goodwill being recorded.

FISCAL 2002 ACQUISITIONS

         During fiscal 2002, we significantly expanded our operations through the completion of six acquisitions of companies that offered services that allowed us to provide a full spectrum of HCM solutions.

         PAULA ALLEN HOLDINGS, INC.

         In July 2001, we acquired 100% of the outstanding shares of Paula Allen Holdings, Inc. and its subsidiaries, doing business as Allen And Associates, in exchange for our common shares. Headquartered in Orlando, Florida, Paula Allen Holdings is focused on providing career transition, job placement and recruiting services within the information technology, engineering, finance and marketing areas.

         OMNIPARTNERS, INC.

         In July 2001, we acquired 100% of the outstanding shares of OMNIpartners, Inc. and its affiliates in exchange for Workstream common shares. OMNIpartners was founded in 1990 and developed the concept of recruitment research at an hourly rate, as a lower-cost recruitment alternative. OMNIpartners offers a range of executive and professional recruitment research services to a wide array of industries including retail, hotel, restaurant, gaming, food service, telecommunications, insurance, distribution, manufacturing, financial services and information technology.

         REZLOGIC, INC.

         In August 2001, we acquired via merger 100% of the outstanding shares of RezLogic, Inc. in exchange for Workstream common shares. RezLogic provides recruiting process automation, offering Web-based recruiting process automation solutions for employers, staffing agencies, executive recruiters, contract placement firms and independent recruiters. The acquisition of RezLogic provided us with an established U.S. sales channel for our applicant tracking systems, or ATS platform, and enabled us to integrate additional functionality into existing platforms, such as Equal Employment Opportunity ("EEO") tracking. We believe that this reporting capability is essential to achieve a significant penetration of the U.S. market.

          RESUMEXPRESS

         In August 2001, we acquired the technology and assets of Gonyea Career Marketing Inc., known as ResumeXpress, in consideration for a certain amount of cash. ResumeXpress enables job seekers to distribute their resumes to thousands of employers, recruiters and online resume database services across the U.S. and Canada. Resumes are distributed to those parties whose keywords are matched to the keywords found in each job seeker's resume. Using the ResumeXpress Web site, job seekers can post their resumes in a matter of minutes, and their resumes are posted for a six-month period on a personal resume Web page with a unique uniform resource locator, or URL.

         6FIGUREJOBS.COM, INC.

         In October 2001, we acquired via merger 100% of the outstanding shares of 6FigureJobs.com, Inc. in exchange for Workstream common shares. 6FigureJobs.com provides career management, recruitment advertising, resume database and targeted research services for senior-level executives, employers and executive recruiters. 6FigureJobs.com's online candidate recruitment and placement technology enables employers to search for candidates for employment in real time, reducing time to hire.

         TECH ENGINE, INC.

         In October 2001, we acquired the technology and assets of Tech Engine, Inc. in exchange for the assumption of a promissory note. Tech Engine's software enables us to more quickly develop career sites and job boards.

         Some of these acquisitions were also made in consideration of additional common shares that were held in escrow to be released upon achievement of certain profit and/or revenue targets. As at May 31, 2003, only 323,625 common shares related to these acquisitions completed in fiscal 2002 were held in escrow. These shares are related to the 6FigureJobs.com acquisition which management believes will not be released from escrow because management believes that the applicable revenue and profit targets were not achieved. However, pursuant to the request of the representative of the former shareholders of 6FigureJobs.com, an accounting firm was hired to review whether the revenue and profit targets were achieved. The accounting firm determined that one of the profit targets was achieved which would result in 64,725 of the 323,625 common shares held in escrow being released to the former 6FigureJobs.com shareholders. We are in the process of disputing the accounting firm's determination and believe that none of the profit or revenue targets were achieved. The shares are currently being held in escrow while our dispute is ongoing.


COMPANY SEGMENTS

          The Company has two distinct operating segments, which are the Enterprise Recruiting Services and Career Transition Services segments. The Enterprise Recruiting Services segment consists of automated talent acquisition systems, recruitment research, online exchange, and employee management and retention systems services. The Career Transition Services segment consists of outplacement services.

INDUSTRY BACKGROUND

         Our market includes any organization needing to hire employees, especially, but not exclusively, companies seeking information technology skills and expertise. We believe that several factors require companies to hire additional personnel and therefore increase demand for our services:

o        recovering economy in the United States;

o        increased employee turnover;  and

o        the acute shortage of knowledge workers in North America.



         We believe many organizations continue to look to the Internet to increase the effectiveness of their recruiting processes and attract the quality candidates that are strategic to their businesses. The Internet provides for speed of communication as well as a medium for the development of tools to facilitate a more efficient recruitment process. We believe that many organizations are beginning to overhaul their human resources information systems to take advantage of both new technologies and new recruiting concepts and we anticipate that recruitment spending will continue to shift away from the client-server human resources services to Web-based media hiring processes because of their lower cost and ease of implementation. Moreover, we believe that most of the advantages offered by Internet technology have not been implemented to date in the recruiting market.

         We believe that our suite of workforce management solutions directly addresses the major challenges facing employers, mainly, time-to-hire, quality-of-hire and cost-of-hire.

STRATEGY

         Our objective is to become the leading supplier of comprehensive adaptive workforce solutions in North America. Our services can be used by any size organization, and therefore we believe that our products can address the needs of the entire human capital market. We have clients who employ more than 10,000 employees using our E-Cruiter Enterprise solution. We are able to provide corporate outplacement and recruitment research services to companies of any size. We believe that our solutions provide a comprehensive service for corporate human resources in managing workforce turnover. Our services include:

o talent acquisition services ranging from job posting outreach to job boards;

o        hosting a corporate career site;

o automating and monitoring the recruitment process and the provision of links to external service providers, such as companies that specialize in skill testing or personality profiling;

o talent utilization services with job posting to internal company intranets;

o        talent retention services; and

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

         We believe we have developed a strategy that will achieve revenue growth in most economic conditions and we are focused on achieving profitability through a combination of organic revenue growth, cost management and strategic acquisitions. Key elements of our strategy for business development are as follows:

o ENHANCING AND WIDENING OUR SERVICE PORTFOLIO. We continue to integrate our recruitment research and corporate outplacement services within our technology platform and sales and service operations, and continue to expand our services to provide a more complete workforce management process through further product development and strategic acquisitions. We believe that this will give us the ability to grow revenues with each client, acquire new clients with different requirements, and further develop revenue stability in almost any market condition.

o PURSUING STRATEGIC ACQUISITIONS. From time-to-time we will evaluate acquisition and investment opportunities in complementary businesses, products and/or technologies. Our objective is to increase our revenue growth, add new services or new technologies for our existing client base and penetrate new markets.

o CONTINUED EXPANSION INTO THE U.S. MARKET. We initially expanded our business outside of Canada in fiscal 2002 by penetrating the U.S. market through our acquisitions and by providing additional products and services. We intend to continue to penetrate the U.S. market by pursuing acquisitions of additional U.S.-based companies with complementary services and indirect and direct sales operations.

o BUILDING A WIDER INDIRECT SALES CHANNEL FOR DISTRIBUTION OF OUR PRODUCTS AND SERVICES. We plan to pursue reseller agreements for all of our services with human capital solution providers and recruiting companies.

o EXPANDING DIRECT SALES WITH VERTICAL FOCUS. We will continue to emphasize our direct sales efforts into targeted vertical industries, especially those with good current economic outlooks including healthcare, pharmaceuticals and biotech, food services and some manufacturing sectors.

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

         We believe our clients use our services to significantly reduce their time-to-hire, provide streamlined access to qualified candidates, lower opportunity cost losses and significantly reduce costs. Based on past experience, we believe that hiring cycles of organizations employing traditional recruiting methods can extend beyond 25 to 50 days. With the utilization of technology, candidates are often hired within five to ten business days. Therefore, we believe that organizations that employ Internet-based recruiting processes will be in a better position to compete effectively for good candidates.

PRINCIPAL SERVICES AND OPERATIONS

ENTERPRISE RECRUITING SERVICES

         Our Enterprise Recruiting Services segment consists of automated talent acquisition systems, recruitment research, online exchange, and employee management and retention systems services.

         In fiscal 2003 and fiscal 2002, approximately 60% and 44%, respectively, of our revenue was generated by our Enterprise Recruiting Services. In fiscal 2001 and prior years we only provided online recruiting services, and therefore such services represented 100% of our revenue.

AUTOMATED TALENT ACQUISITION SYSTEMS

         We provide Automated Talent Acquisition services through E-Cruiter, Icarian, JobPlanet and RezKeeper software. These applications offer automated solutions through the Internet to help companies manage their entire recruitment process including creating job requisitions, advertising job opportunities, tracking candidates, screening the applicants, making an offer, and processing the hiring information. In addition, these applications provide human resources professionals with reporting tools to prepare compliance reporting information such as Equal Employment Opportunity, as well as other reporting tools to evaluate the staffing process. The applications also allow our clients to design customized career web sites that are maintained by us and reside in our data center.

         Our different applications, E-Cruiter, E-Cruiter Lite, Icarian, JobPlanet and Rezkeeper, have been integrated into a suite of services in order to offer a full automated talent acquisition solution. Each application has some special features which help complement the total suite of services. For example, E-Cruiter and E-Cruiter Lite software, provide a complete recruitment process solution for small and medium size customers for career site hosting and resume and candidate management. They further allow for the seamless posting to the major job boards while creating only one requisition. The E-Cruiter applications are integrated with our clients' Microsoft Outlook Calendar and Global Address Book for a more integrated approach to recruiting. Icarian software, which we acquired in June 2002, provides Web-enabled solutions and professional services, supporting larger clients with thousands of users, employees and job seekers. Icarian's Human Resources Management System Connectivity, Interactive Job Site and Reporting modules offer human resource professionals capabilities to integrate with human resource management systems such as payroll and benefits. JobPlanet software, an award-winning Internet software, acquired through our acquisition of PureCarbon, is designed to integrate easily with behind-the-scenes human resources and recruiting technology. JobPlanet software enables clients to build and implement an employment web site that mirrors the client's corporate brand image. JobPlanet software is integrated with the Icarian software to provide a full automated talent acquisition solution. RezKeeper software, acquired through our acquisition of Rezlogic, allows us to provide an online recruiting suite of products and services to different markets such as staffing agencies, executive recruiters, contingent placement firms and independent recruiters.

         Through our different applications, we provide an Automated Talent Acquisition System to our corporate clients that require comprehensive recruiting management services. Our services include the posting of resumes as well as the following features:

o A corporate career site, which is a job site hosted on our servers and linked to a client's corporate Web site. This recruiting portal is linked to job posting and management services within our applications;

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



         Our Automated Talent Acquisition Systems are Web-outsourced applications. The cost benefit to organizations of Web-outsourcing is that all software and hardware infrastructure is physically located at the service provider's facility, with clients only requiring standard Web browsers on their employees' workstations. Therefore, because our clients are not required to make a significant initial investment, and our services do not require additional software or hardware, our services are more economical to use and easier to implement.

         Our Automated Talent Acquisition Systems suite is a complete recruiting portal solution that allows companies of all sizes to manage the entire hiring process on-line. Using our applications, clients have a central, multi-functional hiring platform for all recruiting activities, including posting to their external career site, intranet career site, job boards, news groups and agency suppliers. We license our applications to our clients together with one or more concurrent user licenses. Each concurrent license enables another user within the organization to access the service. One concurrent license is sufficient for small organizations that have only a few individuals actively recruiting. More than one concurrent license provides for additional simultaneous users and permits clients to take full advantage of our multi-user functionality.

         Our Automated Talent Acquisitions Systems allow organizations to post jobs to multiple Internet boards through a posting manager function. Clients write a job requisition only once, and the job requisition is ready to be advertised on numerous Internet job boards, newsgroups and the client's own corporate Web site. Our write-once, post-to-many capability saves time in re-writing job requisitions for specific boards and in making arrangements with numerous job boards. We currently post job requisitions to several job boards including, Hotjobs.ca, Workopolis, Monster.ca, Careerbuilder, JobBoom, and Jobviber. We continue to add new job boards to our service so that our clients can post job requisitions to national, regional and skill-specific boards that assist them in targeting and attracting the right candidates for the posted positions.

         Our applications allow clients to quickly establish a high quality company career site. We believe that career sites maximize the value of our recruiting portal solution and are the most strategic way to help clients attract quality candidates. In particular, our clients can purchase career sites from us that include functionality, such as job seeker agent, a capability that notifies registered candidates of employment opportunities when they are posted to the career site, and search, a capability that allows job seekers to search the jobs posted on the career site for positions of interest to them. Our clients can track the effectiveness of their career site by reviewing statistics on the volume and source of job seeker traffic received.

         Our Automated Talent Acquisition Systems provide for enhanced communication among candidates, hiring managers and human resources personnel. Clients can use a set of generic corporate messages to automatically respond to resumes or other applicant communications using our auto-acknowledgement tool. For example, an e-mail acknowledging receipt of a resume can be automatically sent to an applicant, an administrative function which is now automated, making corporate recruiters' job more efficient and cost effective.

         We believe our applications' selection capabilities, including automatic screening and skills ranking, improve our clients' recruiting efforts and increase the speed at which they gain access to top candidates. Applicants who apply on-line are ranked after they have answered screening questions either pulled by the corporate recruiter from our suggested list, or created for the specific job by that corporate recruiter. These applicants are then matched against the screening criteria determined by the corporate recruiter. Applicants who do not meet the screening criteria are placed in a rejected folder, while those that meet the screening criteria are flagged for review by employers and automatically become qualified candidates. Clients also receive lists of the applicants in ranked order, and this ranking is determined by the applicant's responses to the screening questions, and the manner in which the applicant matches against the set criteria. This feature assists recruiters in determining quickly if an applicant is qualified for a given position.

         Our Automated Talent Acquisition Systems also allow clients to utilize the services of our selection partners over the Internet and have the results flow back into their database on our servers. As part of our comprehensive hiring management system, we resell skills and selection testing services of Brainbench Inc. and the Self-Management Resources Corporation. Clients direct their applicants to a specific Web site in which tests are completed by the applicant. The test results are made available to our clients for use in their recruitment process. We have an agreement with a verification services company that allows our clients access to reference checking, educational verification and other similar services.

         Our Automated Talent Acquisition Systems' subscription contract is typically for a one-year term with automatic renewal, one or more simultaneous user licenses, user training and set up and a menu of Internet posting services. Clients are charged a monthly subscription fee for concurrent user access licenses, career site hosting, on-line reporting and other services. We charge one-time fees for initial career site development and other set up and product education. We also provide professional consultation services on a time and materials basis. Job site posting, skills testing, personality profiling and verification services are provided on a pay-per-use basis.

         We believe that the Automated Talent Acquisition Systems services' pricing formula provides clients with a lower-risk avenue to access the benefits of on-line recruiting at a reasonable cost compared to client-server technology. Furthermore, since the required technology infrastructure investments are nominal by comparison, clients experience lower initial costs for full access to the comprehensive services that our applications provide. We believe that the subscription formula provides us with the opportunity to earn annuity-based returns as subscriptions are renewed. This pricing practice is consistent with similarly offered Web-based services.

RECRUITMENT RESEARCH SERVICES

         We currently provide recruitment research services on a cost-per-hour basis through our subsidiary OMNIpartners, which we acquired in July 2001. Recruitment research is the outsourcing of the sourcing and screening work associated with recruiting. We believe this outsourcing formula allows clients to lower costs and gain access to specialized expertise that provides objectivity and ongoing value to the hiring process. OMNIpartners's research employees look for potential employees, interview and qualify them, and deliver all the information to the clients' human resource departments. The OMNIresearch Report, delivered after completion of the recruitment assignment, details information about each individual uncovered during the search. OMNIresearch Reports may include information about candidates' work histories, technical abilities, educational backgrounds, people skills, decision-making abilities, availability and salary expectations. The client can offer to hire any or all of the individuals presented, at any time, for no additional charge.

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

EMPLOYEE MANAGEMENT AND RETENTION SYSTEMS

         Xylo, which we acquired in September 2002, is a provider of a Web-based employee discount platform used by Fortune 500 and other thought-leading companies to offer a unique benefit to build upon employee satisfaction and efficiency. Through this hosted web site, we allow our corporate clients the ability to make available to their employees everday savings on computers, movies, amusement park tickets, travel, entertainment, insurance, and professional services from over 220 nationally recognized providers. In addition, clients are able to integrate into our system, their existing discounts from other businesses and corporate partnerships. Other feature components include an internal Survey application and Information Center, featuring life event content and resource information. Our service is customized to match our corporate client's culture and its employees' expectations, while we maintain the web site and coordinate all the savings on the products offered through national and local deals and ticketing programs. We believe that our service enables our corporate clients to help employees balance work and life needs, increasing retention rates within their workforce.

CAREER TRANSITION SERVICES

         Our Career Transition Services segment consists of our outplacement services. Outplacement revenues accounted for approximately 40% of total revenue for fiscal 2003 compared to 56% for fiscal 2002. We currently provide outplacement services through our subsidiary Paula Allen Holdings, which we acquired in July 2001. Paula Allen Holdings, which does business under the name Allen And Associates, is an outplacement and employment marketing firm. Paula Allen Holdings provides professional assistance to approximately 10,000 job seekers each year in the areas of information technology, engineering, finance and marketing. Services provided to the job seeker include development and preparation of a professional resume and cover letter, industry employment research, as well as fulfillment, administrative, and clerical services.

         We market our outplacement services to individuals seeking employment or other career opportunities in the marketplace. Outplacement services are marketed to individuals predominantly by advertising on the Internet as well as in local newspapers throughout North America. During fiscal 2003, we developed a Corporate Outplacement program providing services to companies that are separating existing employees.

         Individuals are charged on average between $900 to $2,800 for our resume development, career consulting and market research services. Our Corporate Outplacement program is based on a similar pricing structure.

FOREIGN OPERATIONS

         We have operations in Canada and the U.S., and therefore are subject to the risks typical of an international business, including, but not limited to, differing economic conditions, changes in political climate, differing tax structures, other regulations and restrictions, and foreign exchange rate volatility.

         Our operations center is located in Ottawa, Canada and maintains our servers, which support all of our locations and the software that is accessed by our clients in an Application Service Provider ("ASP") environment. Financial information about geographical areas and segments can be found in note 21 to our consolidated financial statements.

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

RESEARCH AND DEVELOPMENT

         During fiscal 2001 we internally developed our software products spending approximately $2.2 million. Beginning in fiscal 2002 we changed our strategy for obtaining new technology to acquiring companies that have already developed technology platforms that have proven successful in the market place. Research and development expense was approximately $749,000 and $1,086,000 in fiscal 2002 and fiscal 2003, respectively. In fiscal 2003, the majority of research and development expense was incurred in the Enterprise Recruiting Services segment, particularly in the fiscal 2003 acquired companies. This expense was mainly related to software development and enhancements.

INTELLECTUAL PROPERTY

         We rely upon a combination of copyright, trade secret and trademark laws and non-disclosure and other contractual arrangements to protect our proprietary rights. Many of the copyrights and trademarks we hold were obtained in connection with the acquisitions we made in fiscal 2003 and fiscal 2002. Currently we have five registered trademarks in Canada and three in the United States. These trademarks include E-Cruiter, E-Cruiter Enterprise, E-Cruiting, Careerbridge, 6FigureJobs.com and RezLogic. In addition, we have two service marks for OMNIpartners and OMNIresearch. We also have copyrights on some of our training manuals and internally developed software programs.

         In 1999, we changed our name and primary identifying trademark from "Careerbridge" to "E-Cruiter". In 2001, we changed our name to "Workstream". We currently have pending registration applications for the Workstream trademark in Canada and in the U.S.

         The following registered trademarks are current in use, are registered and expire as follows: E-Cruiter - December 2013, E-Cruiter Enterprise - December 2013, E-Cruiting - January 2014. These trademarks are renewable for fifteen years at a time. Our 6FigureJobs.com and Rezlogic trademark registrations expire in September 2010 and March 2010, respectively, and are renewable for ten years at a time.

         We believe that these trademarks and service marks are important to our business. The measures we have taken to protect our proprietary rights, however, may not be adequate to deter misappropriation of proprietary information or protect us if misappropriation occurs. Policing unauthorized use of our technologies and other intellectual property is difficult, particularly because of the global nature of the Internet. We may not be able to detect unauthorized use of our proprietary information and take appropriate steps to enforce our intellectual property rights.

         We are not aware of any patent infringement charge or any violation of other proprietary rights claim by any third party relating to us or our products. However, the computer technology market is characterized by frequent and substantial intellectual property litigation.

SALES AND MARKETING

         We market our services in both Canada and the United States to support our National Accounts Sales team as well as our local sales personnel in 14 locations in North America. We utilize the Internet, trade shows, seminars and newspapers to market our services. The Enterprise Recruiting Services segment's sales cycle, with the exception of Online Exchange, is approximately four to eight weeks depending on the size of the potential client. Career Transition and Online Exchange recruiting sales is relatively short and higher volume. We have a centralized Marketing group in Connecticut that supports both Enterprise Recruiting and Career Transition Services. Our National Accounts sales team located in Canada supports both Canadian and United States sales personnel. Both Career Transition Services and Enterprise Recruiting Services sales teams sell only within their segment. Our Career Transition Services sales team has 46 dedicated sales personnel and Enterprise Recruiting Services has 14. Our Marketing group consists of 5 support personnel and professionals.

COMPETITION

         The market for HCM services is highly fragmented and competitive. We compete within the United States and Canada with Internet recruitment services companies, outplacement services companies and human resource service providers. We compete for a portion of employer's recruiting budgets with many types of competitors such as offline recruiting firms, offline advertising, resume processing companies and web-based recruitment companies. We believe that the primary competitive factors affecting our market include product functionality, product performance, quality service support and implementation and the cost of delivery. We believe that our principal competitive advantages include:

o        our unique combination of high-tech and high-touch services;

o        our technology;

o        our network of offices and personnel throughout North America;

o        our performance and reliability as an application service provider;

o        our service reputation; and

o        our experienced  staff of human resources professionals.

         Although we believe we compete favorably with respect to such factors, there can be no assurance that we can maintain our position against current and potential competitors. A number of our competitors have longer operating histories and greater financial, technology and marketing resources, as well as better name recognition than we do.

EMPLOYEES

         As of May 31, 2003, we had 169 full-time employees, consisting of 65 in sales and marketing, 32 in research and development, 5 in professional services, 43 in maintaining daily operating functions, 10 in finance/accounting and 14 in administration. Our employees are not represented by a collective bargaining organization and we have never experienced any work stoppage. We consider our relations with our employees to be good.


ITEM 2. PROPERTIES

         Our corporate headquarters and principal research and development, customer support, network operations and human resource administration are located in approximately 17,000 square feet of leased office space in Ottawa, Ontario, Canada. Our lease for this facility expires in December 2010. All segments use this facility.

         We lease approximately 14,775 square feet of office space in Fort Lauderdale, Florida, which serves as the headquarters of our subsidiary, OMNIpartners. Our lease for these premises expires in January 2004.

         In addition, we lease approximately 9,396 square feet of office space in Maitland, Florida, which serves as the headquarters of our subsidiary, Paula Allen Holdings. Our lease for these premises expires in May 2006.

         We also lease approximately 1,900 square feet of office space in Norwalk, Connecticut, which serves as the headquarters of our subsidiary, 6FigureJobs.com. Our lease for these premises expires in July 2004.

         We also lease space for sales offices in another 10 locations, primarily under one to three year leases, usually with renewal options. We believe that our facilities are adequate for our current needs.

ITEM 3. LEGAL PROCEEDINGS

         Two of our wholly-owned subsidiaries, Paula Allen Holdings, doing business as Allen And Associates, and OMNIpartners, were named as defendants in a lawsuit filed by 11263 Mississippi, LLC and 14617 Vanowen LLC. The complaint was filed on May 16, 2003 in the Clark County District Court in Nevada. OMNIpartners leased office space from 11263 Mississippi, LLC and 14617 Vanowen LLC in Las Vegas, Nevada and then subleased certain portions of the office space to Allen And Associates and an unrelated third party, U.S. Vehicle. In this action, 11263 Mississippi, LLC and 14617 Vanowen LLC allege that OMNIpartners breached the lease agreement and seek approximately $178,274 for unpaid rents, maintenance charges and other charges as well as an undetermined amount for attorneys' fees. OMNIpartners alleges the plaintiffs tortiously interfered with its sublease agreement with U.S. Vehicle by moving U.S. Vehicle into a nearby facility and leasing space to it. OMNIpartners also filed a lawsuit against U.S. Vehicle and its principals alleging a breach of its sublease agreement with OMNIpartners. This action was filed on April 18, 2002 in the Clark County District Court in Nevada. In this action, OMNIpartners seeks approximately $115,000 for unpaid rents, maintenance charges and other charges as well as an undetermined amount for attorneys' fees. We believe OMNIpartners has meritorious defenses to the allegations contained in the complaint brought by 11263 Mississippi, LLC and 14617 Vanowen LLC and intend to vigorously defend this action. Meredith and Marvin Cohen, former shareholders of OMNIpartners, were also named as defendants in the complaint as guarantors under the lease agreement. OMNIpartners has agreed to defend and indemnify Mr. and Mrs. Cohen in the lawsuit.

         We are subject to other legal proceedings and claims which arise in the ordinary course of our business. We do not believe that the resolution of such actions will materially affect our business, results of operations or financial condition.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this report.

                                     PART II


ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS


MARKET PRICE OF COMMON SHARES

            Our common shares are listed on the NASDAQ Small Cap Market under the symbol "WSTM" and on the Boston Stock Exchange under the symbol "ERM." The principal United States market for our common shares is the NASDAQ Small Cap Market. The following table sets forth, for the periods indicated, the high and low sales prices of our common shares as reported on the NASDAQ Small Cap Market. As of August 18, 2003, there were approximately 128 holders of record of our common shares.


                                                         PRICE OF COMMON SHARES
          Period                                           High         Low
          June 1, 2001 - August 31, 2001                   $4.69       $2.68
          September 1, 2001 - November 30, 2001            $3.99       $2.00
          December 1, 2001 - February 28, 2002             $5.04       $3.06
          March 1, 2002 - May 31, 2002                     $4.40       $3.01
          June 1, 2002 - August 31, 2002                   $4.14       $1.95
          September 1, 2002 - November 30, 2002            $3.50       $1.51
          December 1, 2002 - February 28, 2003             $1.99       $0.46
          March 1, 2003 - May 31, 2003                     $1.45       $0.71


DIVIDEND POLICY

         We have not paid any cash dividends on our common shares and do not anticipate paying cash dividends in the foreseeable future. We intend to retain any future earnings for use in our business. As long as our 8% Senior Subordinated Convertible Notes remain outstanding and unpaid, we are not permitted to pay or declare any cash or in kind dividends or other distributions with respect to our capital stock, except for dividends consisting solely of additional shares of stock.

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

         An investment in our common shares by a non-Canadian that is a WTO investor (defined below) would be reviewable under the Investment Act if it were an investment to acquire direct control, through a purchase of our assets or voting interests, and the gross book value of our assets equaled or exceeded $223 million, the threshold established for 2003, as indicated in our financial statements for our fiscal year immediately preceding the implementation of the investment. In subsequent years, such threshold amount may be increased or decreased in accordance with the provisions of the Investment Act. A WTO investor is an investment by an individual or other entity that is a national of, or has the right of permanent residence in, a member of the World Trade Organization, current members of which include the European Community, Germany, Japan, Mexico, the United Kingdom and the United States, or a WTO investor-controlled entity, as defined in the Investment Act.

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

         Special rules, which we do not address in this discussion, may apply to a U.S. holder that is (a) an insurer that carries on an insurance business in Canada and elsewhere, or (b) a financial institution subject to special provisions of the Income Tax Act (Canada) applicable to income gain or loss arising from mark-to-market property.

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


TAXATION OF DIVIDENDS PAID ON COMMON SHARES


         We have never paid cash dividends, and we currently do not intend to pay cash dividends in the foreseeable future. In the event that we do pay a dividend, and subject to the discussion of the passive foreign investment company, or PFIC, rules below, a U.S. Holder will be required to include in gross income as ordinary income the amount of any distribution paid on our common shares, including any Canadian taxes withheld from the amount paid, on the date the distribution is received to the extent the distribution is paid out of our current or accumulated earnings and profits, as determined for United States federal income tax purposes. In the case of noncorporate U.S. Holders, dividends may qualify for favorable tax treatment. Distributions in excess of such earnings and profits will be applied against and will reduce the U.S. Holder's basis in the common shares and, to the extent in excess of such basis, will be treated as a gain from the sale or exchange of the common shares.

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

         We believe that we were not a PFIC for the fiscal years ending May 2003 and May 2002 and we believe that we will not be a PFIC for the fiscal year ending May 2004. The tests for determining PFIC status, however, are applied annually, and it is difficult to make accurate predictions of future income and assets, which are relevant to this determination. Accordingly, there can be no assurance that we will not become a PFIC. U.S. Holders who hold common shares during a period when we are a PFIC will be subject to the foregoing rules, even if we cease to be a PFIC, subject to certain exceptions for U.S. Holders who made a QEF election. U.S. Holders are strongly urged to consult their tax advisors about the PFIC rules, including the consequences to them of making a mark-to-market or QEF election with respect to common shares in the event that we qualify as a PFIC.


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


U.S. INFORMATION REPORTING AND BACKUP WITHHOLDING


         U.S. Holders generally are subject to information reporting requirements with respect to dividends paid in the United States on common shares. In addition, U.S. Holders are subject to U.S. backup withholding at a rate of up to 28% on dividends paid in the United States on common shares unless the U.S. Holder provides an IRS Form W-9 or otherwise establishes an exemption. U.S. Holders are subject to information reporting and backup withholding at a rate of up to 28% on proceeds paid from the sale, exchange, redemption or other disposition of common shares unless the U.S. Holder provides an IRS Form W-9 or otherwise establishes an exemption.

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


RECENT SALES OF UNREGISTERED SECURITIES


         In March 2003, we entered into an agreement with Icarian and the landlord of certain property being leased by Icarian to terminate the lease between Icarian and the landlord. The landlord agreed to terminate the lease and release Icarian from its financial obligations under the lease in exchange for certain furniture and equipment previously used at the property, cash and 275,000 common shares of Workstream valued at $0.92 per share. The common shares were sold to one accredited investor in reliance on the exemption from registration provided by Rule 506 promulgated under the Securities Act of 1933.

         In May 2003, we raised additional capital by issuing an individual 266,666 common shares at $0.75 per share and warrants to purchase 133,333 common shares at an exercise price of $1.50 per share, subject to adjustment upon the occurrence of certain events. In May 2003, we also entered into agreements with another individual and two institutional investors whereby we agreed to sell and the investors agreed to purchase an aggregate of 933,334 common shares at $0.75 per share and warrants to purchase an aggregate of 333,334 common shares at an exercise price of $1.50 per share, subject to adjustment upon the occurrence of certain events. The closing on the sale of these additional common shares and warrants occurred in June 2003. The common shares and warrants that were issued in May and June 2003 were sold to a limited number of accredited investors in reliance on the exemption from registration provided by Rule 506 promulgated under the Securities Act of 1933. The proceeds from the sale of these securities are being used for general working capital purposes and potential future acquisitions.


ITEM 6. SELECTED FINANCIAL DATA

         The data set forth below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Consolidated Financial Statements and Notes thereto included elsewhere in this Form 10-K.

                            FISCAL YEAR ENDED MAY 31,
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)


                                       2003        2002        2001        2000         1999
Statement of operations data:
Revenue                             $ 17,837    $ 14,752    $  1,992    $  1,170    $    950
Cost of revenues                       3,040       2,858       1,483       1,085         576
Selling and marketing                  6,058       6,649       2,416       2,430       1,058
General and administrative             9,582       6,724         984       1,156         420
Research and development               1,086         750       2,164       1,643         332
Amortization and depreciation          6,097       1,796         501         250          80
Impairment write-down of goodwill      2,133       2,810          --          --          --
                                    --------------------------------------------------------
Operating loss                       (10,159)     (6,835)     (5,556)     (5,394)     (1,516)
Other (expense) income, net           (1,146)       (155)        452         346      (1,701)
                                    --------------------------------------------------------
Loss before income taxes             (11,305)     (6,990)     (5,104)     (5,048)     (3,217)
Recovery of deferred income taxes      1,586          29          --          --          --
Current income tax recovery               42          --          --          --          --
                                    --------------------------------------------------------
Net loss for the year               $ (9,677)   $ (6,961)   $ (5,104)   $ (5,048)   $ (3,217)
                                    ========================================================

Basic and diluted net loss
     Per common share               $  (0.52)   $  (0.52)   $  (0.66)   $  (0.89)   $  (0.83)
                                    ========================================================

Weighted average number of
    common shares outstanding         18,608      13,281       7,710       5,650       3,855
                                    ========================================================




                                     MAY 31,
                                 (IN THOUSANDS)

                                     2003        2002        2001      2000        1999
Balance sheet data:

Working capital (deficit)         $ (3,412)   $ (1,677)   $  3,200   $  8,548   $ (1,294)
Total assets                        30,618      23,276       5,389     10,805      1,439
Long-term obligations and
     redeemable preferred stock      5,312       1,557         213         28         27
Total liabilities                   11,594       8,519       1,347      1,570      2,569
Shareholders' equity                19,024      14,757       4,042      9,235     (1,130)


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

           CAUTIONARY STATEMENT CONCERNING FORWARD-LOOKING STATEMENTS

         THIS REPORT CONTAINS FORWARD-LOOKING STATEMENTS THAT INVOLVE RISKS AND UNCERTAINTIES. THE STATEMENTS CONTAINED IN THIS REPORT THAT ARE NOT PURELY HISTORICAL ARE FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1933, AS AMENDED, AND SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED. FORWARD-LOOKING STATEMENTS INCLUDE, WITHOUT LIMITATION, STATEMENTS CONTAINING THE WORDS "ANTICIPATES," "BELIEVES," " EXPECTS," "INTENDS," "FUTURE," AND WORDS OF SIMILAR IMPORT WHICH EXPRESS MANAGEMENT'S BELIEF, EXPECTATIONS OR INTENTIONS REGARDING OUR FUTURE PERFORMANCE. ALL FORWARD-LOOKING STATEMENTS INCLUDED IN THIS REPORT ARE BASED ON INFORMATION AVAILABLE TO US ON THE DATE HEREOF, AND WE HAVE NO OBLIGATION TO UPDATE ANY SUCH FORWARD-LOOKING STATEMENTS. OUR ACTUAL RESULTS COULD DIFFER MATERIALLY FROM OUR HISTORICAL OPERATING RESULTS AND FROM THOSE ANTICIPATED IN THESE FORWARD-LOOKING STATEMENTS AS A RESULT OF CERTAIN FACTORS, INCLUDING, WITHOUT LIMITATION, THOSE SET FORTH BELOW UNDER "RISK FACTORS" AND ELSEWHERE IN THIS REPORT AND IN OUR OTHER FILINGS WITH THE SECURITIES AND EXCHANGE COMMISSION.

OVERVIEW

         We are a leading provider of human capital management ("HCM") services. We offer a combination of high-tech and high-touch services, providing customers with the ability to manage their complete recruiting, retention and outplacement needs on a single Workstream platform.

         The past two fiscal years have resulted in significant changes in our business. During the first six months of fiscal 2003 we completed the acquisition of Icarian, PureCarbon and Xylo. During the first six months of fiscal 2002, we completed the acquisition of Paula Allen Holdings, OMNIpartners, 6FigureJobs.com, RezLogic, ResumeXpress and Tech Engine. Subsequent to the acquisitions, we have concentrated on integrating the acquired entities and expanding the reach of the existing business. These acquisitions have enabled us to increase our service offerings and revenue streams.

         Due to the substantive change these acquisitions have made to our business, this management's discussion and analysis includes comparisons of pro forma results of operations for fiscal 2003 and fiscal 2002. These pro forma results assume that the above acquisitions had been completed as at June 1, 2001 and therefore compare revenues and expenses of us and all our subsidiaries for both fiscal years.


CRITICAL ACCOUNTING POLICIES

         Our most critical accounting policies relate to the assessment of goodwill impairment, impairments in intangible assets and the valuation of net deferred tax assets. Management applies judgment to value these assets. Changes in assumptions used would impact our financial results.

         Goodwill is assessed for impairment on an annual basis or more frequently if circumstances warrant. We assess goodwill related to reporting units for impairment, and write down the carrying amount of goodwill as required. We estimate the fair value of each reporting unit by preparing a discounted cash flow model, using a 15% discount rate. The model is prepared by projecting results for five years making different assumptions for each business unit. We assumed that the economy would begin to improve starting in fiscal 2004, revenue growth rates would range from 0% to 10%, gross profit would remain consistent with current trends, and operating expense would be reduced in the first year due to rent reductions and would grow 3.5% to 4.0% in the latter years. An impairment charge is recorded if the implied fair value of goodwill of a reporting unit is less than the book value of goodwill for that unit. Changes in the discount rate used, or in other assumptions in the model, would result in wide fluctuations in the value of goodwill that is supported. Any such changes may result in additional impairment write-downs.

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

         We apply significant judgment in recording net deferred tax assets, which result from the loss carry forwards of companies that we acquire. The recording of deferred tax assets requires estimates of future profits from the acquired company to be forecast. Actual results may differ from amounts estimated.

         The table below sets forth pro forma results and the percentage difference between fiscal year 2003 and fiscal year 2002, assuming all fiscal 2003 and fiscal 2002 acquisitions were acquired at the beginning of fiscal 2002.

                                                  Workstream Inc.
                                               Pro forma comparative

                                                  Twelve months ending May 31,
                                                      2003              2002            Var %
                                                 -------------------------------    ------------
REVENUE
          Enterprise recruiting                  $  6,323,878        $  8,833,788        -28.41%
          Executive search recruiting               2,563,103           3,568,785        -28.18%
          Recruitment research                      1,320,370           2,616,913        -49.54%
          Retention                                 1,576,692           2,807,548        -43.84%
                                                 -------------------------------
          Total recruiting/retention               11,784,043          17,827,034        -33.90%
          Career transition                         7,059,696           9,677,173        -27.05%
                                                 -------------------------------
          Total revenue                            18,843,739          27,504,207        -31.49%

DIRECT COSTS
          Enterprise recruiting                       990,841           5,129,623        -80.68%
          Executive search                            229,811             267,818        -14.19%
          Recruitment research                        549,606           1,021,966        -46.22%
          Retention                                   346,726             729,133        -52.45%
          Career transition                         1,108,418           1,330,694        -16.70%
                                                 --------------------------------
          Total                                     3,225,402           8,479,234        -61.96%
          % of revenues                                  17.1%               30.8%

GROSS PROFIT
          Enterprise recruiting                     5,333,037           3,704,165         43.97%
          Executive search                          2,333,292           3,300,967        -29.31%
          Recruitment research                        770,764           1,594,947        -51.67%
          Retention                                 1,229,966           2,078,415        -40.82%
          Career transition                         5,951,278           8,346,479        -28.70%
                                                 --------------------------------
          Total                                    15,618,337          19,024,973        -17.91%
          Gross profit %                                 82.9%              69.2%

EXPENSES
          Sales & marketing                         6,259,393          16,039,391        -60.97%
          General & administration                 10,498,155          11,642,199        - 9.83%
          Research and development                  1,551,022           6,888,143        -77.48%
          Amortization and depreciation             6,762,784           8,916,033        -24.15%
          Impairment write-down of goodwill         2,133,242           8,129,619        -73.76%
          Restructuring charge                         71,137             415,872        -82.89%
                                                 --------------------------------
          Total                                    27,275,733          52,031,257        -47.58%
                                                 --------------------------------
          Operating loss                          (11,657,396)        (33,006,284)        64.68%
          Other income (expense)                   (1,134,529)           (997,095)        13.78%
          Recovery of deferred income taxes         1,734,490           1,567,974         10.62%
          Current income tax recovery                  42,128                   -              -
                                                 --------------------------------
          Net operating loss                     $(11,015,307)       $(32,435,405)        66.03%
                                                 ================================

Weighted average number of common
          shares outstanding                       19,338,731          18,684,426
                                                 ===============================
Pro forma loss per share                         $      (0.57)       $      (1.74)
                                                 ===============================

         Our revenues have declined on a pro forma basis for fiscal 2003 due primarily to the overall economic slowdown, closure of offices in the Career Transition Services segment as well as due to the impact of clients that Icarian lost subsequent to November 30, 2001 but prior to being acquired by us.

         Following completion of the fiscal 2003 and fiscal 2002 acquisitions, we focused on integrating the acquired entities and expanding the reach of the existing businesses. We have also made efforts to reduce costs by consolidating operations, resulting in staff reductions of redundant positions and related overhead and reducing research and development expenditures. Certain actions taken to reduce costs have also caused reductions in revenue.

FISCAL 2003 COMPARED TO FISCAL 2002

REVENUES

         Consolidated revenues were $17,836,990 for fiscal 2003 compared to $14,751,620 for fiscal 2002, an increase of $3,085,370 or 21%. Fiscal 2003 revenues from companies we acquired during fiscal 2003 represented $4,831,432 for the year ended May 31, 2003. Revenues other than from companies we acquired in fiscal 2003 declined 12% to $13,005,558 from $14,751,619 in fiscal 2002 mainly due to lower Career Transition Service revenues (15% lower from fiscal
2002) caused by our consolidation of office locations and lower Enterprise Recruitment Services revenues (8% lower from fiscal 2002). We believe that Enterprise Recruitment Services revenues (other than those resulting from acquisitions) decreased in fiscal 2003 as a result of the continued softness in the economy which we believe has led to fewer companies hiring additional staff.

         Career Transition Services revenues for fiscal 2003 were $7,059,696 compared to $8,301,246 for fiscal 2002. The major reason for the decline in Career Transition Services revenues was due to the closure of two office locations in the fourth quarter of fiscal 2002 and four office locations in the first six months of fiscal 2003. These closures are a result of our plan to consolidate sales locations and develop larger centers in fewer locations in order to leverage management costs and improve internal controls.

         Enterprise Recruiting Services revenues for fiscal 2003 were $10,777,294 compared to $6,450,374 for fiscal 2002. The increase in revenues was primarily due to the acquisition of Icarian, PureCarbon, and Xylo in fiscal 2003. This increase was partially offset by a decline in sales in recruiting research and some sectors of recruiting software which we believe is due to the weak economy.

         Pro forma revenues for fiscal 2003 were $18,843,739 compared to $27,504,207 for fiscal 2002. Pro forma revenues include the revenues of all acquired companies for the full reporting periods, instead of from their acquisition dates. The decline in pro forma revenues is primarily due to the impact of clients that Icarian lost subsequent to November 30, 2001 but prior to being acquired by us. The majority of these clients produced little or no profit margins due to extensive customer service needs. Additionally, pro forma revenues declined as a result of the closure of the Career Transition Services' offices. We also believe that the economic downturn has continued to negatively impact our recruiting research and software services.

         We believe that the acquisitions we made in fiscal 2002 and fiscal 2003 allow us to deliver a broader range of recruiting and outplacement products and services through our 14 offices across North America. Management believes that the acquisitions will have a significant impact on future revenues.

COST OF REVENUES

         Cost of revenues for fiscal 2003 were $3,040,132 compared to $2,858,294 for fiscal 2002, an increase of $181,838 or 6%. Cost of revenues includes the cost of network operations, client support and charges related to third-party services. Career Transition Services cost of revenues accounted for $1,108,418 and Enterprise Recruiting Services cost of revenues accounted for $1,931,714 of the total cost of revenues for fiscal 2003. Cost of revenues in the Enterprise Recruiting Services segment increased $197,319 from fiscal 2002. The acquisitions done in fiscal 2003 contributed $803,336 to this increase which was partially offset by reduced costs as a result of an effort to eliminate redundant operations. Cost of revenues for the Career Transition Services segment decreased $15,421 from fiscal 2002.

           On a pro forma basis, cost of revenues decreased from $8,479,234 for fiscal 2002 to $3,225,402 for fiscal 2003. Since the consummation of the acquisitions, management has proceeded with the consolidation of certain cost centers and the elimination of redundant operations. This has resulted in a decrease compared to the pro forma cost of revenues for fiscal 2002.

GROSS PROFITS

         Consolidated gross profits were $14,796,858 for fiscal 2003 or 83% of revenues compared to $11,893,326 or 81% for fiscal 2002.

         Career Transition Services gross profit was $5,951,277 or 84% of Career Transition Services revenues for fiscal 2003 compared to $7,177,347 or 86% of Career Transition Service revenues for fiscal 2002. In the Career Transition Services segment, although cost of revenues has been reduced, the timing of the reduction of costs in relation to the loss of revenue in the closed offices has resulted in a slight decrease in its gross profit margin. Enterprise Recruiting Services gross profit was $8,845,581 or approximately 82% of Enterprise Recruiting Services revenues for fiscal 2003 compared to $4,715,979 or 73% of Enterprise Recruiting Service revenues for fiscal 2002. As mentioned above, the reduction in redundant costs in the Enterprise Recruiting Services segment has improved gross profit margins compared to the prior year.

         Pro forma gross profits were $15,618,337 or 83% of revenues for fiscal 2003 compared to $19,024,973 or 69% of revenues for fiscal 2002. Reduction in redundant costs as well as the loss of low margin clients that were acquired prior to the purchase of the Icarian business resulted in improved margin percentages.

OPERATING EXPENSES

         Total operating expenses were $24,956,020 for fiscal 2003 compared to $18,728,105 for fiscal 2002, an increase of $6,227,915 or 33%. Acquisitions completed in fiscal 2003 accounted for $9,565,079 in total operating expenses. Operating expenses for non-acquired operations were $15,390,941 for fiscal 2003, representing an approximate 18% decline compared to fiscal 2002. The primary reason for the decline in operating expenses for the operations that existed prior to the fiscal 2003 acquisitions is the consolidation of operating functions and the impairment of goodwill recorded in fiscal 2002.

         On a pro forma basis, operating expenses were $27,275,733 for fiscal 2003 compared to $52,031,257 for fiscal 2002. The decline in pro forma operating expense is due to the elimination of redundant costs, disposal of purchased intangibles and restructuring charges recorded by the acquired companies prior to their acquisition.

SELLING AND MARKETING

         Selling and marketing expenses were $6,057,788 for fiscal 2003 compared to $6,649,057 for fiscal 2002, a decline of $591,269 or 9%. This decrease is attributed mainly to a reduction in advertising expense ($458,450) and a reduction in employee costs for existing operations ($472,552) partially offset by an increase in employee costs as a result of the acquisitions made in fiscal 2003 ($428,877). Advertising expense was reduced by $322,748 in the Career Transition Services segment by shifting advertising from newspapers and print media to the Internet. In addition, advertising expense was reduced in the Enterprise Recruiting Services segment by $135,702 by implementing a more direct sales approach compared to an indirect approach used by prior management of the acquired operations and initially continued after the acquisitions.

         On a pro forma basis, selling and marketing expenses were $6,259,393 for fiscal 2003 compared to $16,039,391 for fiscal 2002. The decline in selling and marketing expenses was due to the consolidation of marketing, advertising and public relations programs. Additionally, we have significantly reduced the sales and marketing staff in the acquired companies as part of the consolidation and integration into Workstream.

GENERAL AND ADMINISTRATIVE

         General and administrative expenses were $9,581,554 for fiscal 2003 compared to $6,724,211 for fiscal 2002, an increase of $2,857,343 or 42%, due principally to increased employee costs ($277,600), space occupancy ($271,367), equipment leasing costs ($297,528), computing and communication expense ($304,779), bad debt expense ($57,206), postage ($22,705), and professional fees ($26,703) related to the companies we acquired during fiscal 2003, as well as director fees for serving on our board ($114,750), higher audit and accounting fees ($179,370), and the impact of a full year of costs from the acquisitions made in fiscal 2002.

         On a pro forma basis, general and administrative expenses decreased from $11,642,199 for fiscal 2002 to $10,498,155 for fiscal 2003. The decrease is due to the elimination of redundant costs associated with the acquired companies.

RESEARCH AND DEVELOPMENT

         Research and development costs were $1,086,295 for fiscal 2003 compared to $749,392 for fiscal 2002, an increase of $336,903 or 45%. The acquisitions completed during fiscal 2003 accounted for $678,309 in research and development costs. This increase was partially offset by a decline in research and development costs related to our existing operations as part of our strategy to acquire technology through acquisitions. We believe that we can acquire new technology at a lower cost and more efficiently than developing new software platforms with internal resources. We implemented this strategy in fiscal 2002. Since fiscal 2002 most of our research and development efforts have been incurred in the Enterprise Recruiting Services segment.

         On a pro forma basis, research and development expenses were $1,551,022 for fiscal 2003 compared to $6,888,143 for fiscal 2002. Significant reductions were made in research and development staff, most notably relating to the Icarian operations.

AMORTIZATION AND DEPRECIATION EXPENSE

         Amortization and depreciation expense was $6,097,141 for fiscal 2003 compared to $1,795,445 for fiscal 2002, an increase of $4,301,696 or 240%. The majority of the increase ($4,322,272) is due to the amortization of acquired intangible assets arising from acquisitions.

         On a pro forma basis, amortization and depreciation expense was $6,762,784 for fiscal 2003 compared to $8,916,033 for fiscal 2002. The decline in amortization and depreciation expense on a pro forma basis was due primarily to the write-down of software licenses and website development costs associated with the Icarian and Xylo acquisitions prior to and at the time of the acquisition.

INTEREST INCOME AND OTHER INCOME

         Interest and other income was $47,245 for fiscal 2003 compared to $146,061 for fiscal 2002, a decrease of $98,816 or 68%. The decline was due to the reduction in short-term investments. Short-term investments as of May 31, 2003 were $38,419 compared to $345,206 at May 31, 2002.

INTEREST EXPENSE AND OTHER EXPENSE

         Interest and other expense was $1,193,045 for fiscal 2003 compared to $300,983 for fiscal 2002, an increase of $892,062 or 296%. The primary reason for the increase in interest and other expense was due to interest expense incurred as a result of the issuance of $2.9 million aggregate principal amount of 8% Senior Subordinated Convertible Notes in April and May 2002. Future period interest expense related to those Notes will increase significantly as the Notes accrete to their current face value of $2.7 million over the remaining period to maturity.

GOODWILL

            Goodwill was $17,383,437 as of May 31, 2003 compared to $12,738,172 as of May 31, 2002, an increase of $4,645,265 or 36%. The increase in goodwill relates to the acquisitions completed during fiscal 2003 and includes adjustments during the year for shares released from escrow to the former owners of Paula Allen Holdings, as we achieved the specific revenue and profit targets set by the Paula Allen Holdings acquisition agreement for the period ended December 31, 2002. Additionally, management recorded during fiscal 2003 and fiscal 2002, goodwill impairment charges totaling $2,133,242 related to the Icarian, Rezlogic and Tech Engine acquisitions, and $2,810,000 related to the Paula Allen Holdings and OMNIpartners acquisitions, respectively.


FISCAL 2002 COMPARED TO FISCAL 2001

REVENUES

         Consolidated revenues were $14,751,620 for fiscal 2002 compared to $1,991,971 for fiscal 2001, an increase of $12,759,649 or 641%. Fiscal 2002 revenues from companies we acquired during fiscal 2002 represented $13,068,905 for the year ended May 31, 2002. Revenues other than from companies we acquired in fiscal 2002 declined 16% to $1,682,715 from $1,991,971 in fiscal 2001 as a result of discontinuing the E-Cruiter express product. The E-Cruiter express product serviced companies with under 500 employees. We discontinued that product in an effort to focus more resources on companies with more than 500 employees.

         Career Transition Services revenues for fiscal 2002 were $8,301,246 and were the largest contributor to total revenues in fiscal 2002. All of the revenue in this segment is attributable to the acquisition of Paula Allen Holdings, acquired in July of fiscal 2002 and the addition of new offices during fiscal 2002.

         Enterprise Recruiting Services revenues for fiscal 2002 were $6,450,374 compared to $1,991,971 for fiscal 2001. The increase in revenues was primarily due to the acquisition of RezLogic, OMNIpartners and 6FigureJobs.com in fiscal 2002.


COST OF REVENUES

         Cost of revenues for fiscal 2002 were $2,858,294 compared to $1,482,730 for fiscal 2001, an increase of $1,375,564 or 93%. While the total cost of revenues increased significantly due to the acquisitions made in fiscal 2002, as a percentage of revenue these costs declined from approximately 74% for fiscal 2001 to 19% for fiscal 2002. The decline as a percentage of revenue is due to the fiscal 2002 acquisitions' lower cost of delivery of products and services and our ability to consolidate technology. Career Transition Services cost of revenues accounted for $1,123,899 and Enterprise Recruiting Services cost of revenues accounted for $1,734,395 of the total cost for fiscal 2002.

GROSS PROFITS

         Consolidated gross profits were $11,893,326 for fiscal 2002 or 81% of revenues compared to $509,241 or 26% for fiscal 2001. The increase in gross profits is due to the fiscal 2002 acquisitions.

         Career Transition Services gross profit was $7,177,347 or 86% of Career Transition Services revenues for fiscal 2002 and Enterprise Recruiting Services gross profit was $4,715,979 or approximately 73% of Enterprise Recruiting Services revenues for fiscal 2002.

OPERATING EXPENSES

         Total operating expenses were $18,728,105 for fiscal 2002 compared to $6,065,293 for fiscal 2001, an increase of $12,662,812 or 209%. The acquisitions made in fiscal 2002 accounted for $15,628,353 of total operating expenses for fiscal 2002. Operating expenses for non-acquired operations were $3,099,752 for fiscal 2002, representing an approximately 49% decline compared to fiscal 2001. The primary reason for the decline in operating expenses for the operations that existed prior to the fiscal 2002 acquisitions is the consolidation of operating functions and technology.

SELLING AND MARKETING

         Selling and marketing expenses were $6,649,057 for fiscal 2002 compared to $2,415,831 for fiscal 2001, an increase of $4,233,226 or 175%. This increase is attributed to the acquisitions we made in fiscal 2002. Commission expense for fiscal 2002 was approximately 10% of the total selling and marketing expense.


GENERAL AND ADMINISTRATIVE

         General and administrative expenses were $6,724,211 for fiscal 2002 compared to $984,033 for fiscal 2001, an increase of $5,740,178 or 583%, reflecting increased costs related to the companies we acquired during fiscal 2002.

RESEARCH AND DEVELOPMENT

         Research and development costs were $749,392 for fiscal 2002 compared to $2,164,045 for fiscal 2001, a decrease of $1,14,653 or 65%. The decline is primarily due to the completion of various projects under development in prior periods and our strategy to acquire technology through acquisition.

AMORTIZATION EXPENSE

         Amortization expense was $1,795,445 for fiscal 2002 compared to $501,384 for fiscal 2001, an increase of $1,294,061 or 258%, with the amortization of acquired intangible assets representing the entire increase over the prior year.


INTEREST INCOME AND OTHER INCOME

         Interest and other income was $146,061 for fiscal 2002 compared to $494,635 for fiscal 2001, a decrease of $348,574 or 70%. The significant decline was due to the decline in short-term investments. Short-term investments, including restricted cash, as of May 31, 2002 were $2,302,296 compared to $3,518,962 at May 31, 2001, which represented the remaining capital raised from our public offering in December 1999.


INTEREST EXPENSE AND OTHER EXPENSE

         Interest and other expense was $300,983 for fiscal 2002 compared to $42,418 for fiscal 2001, an increase of $258,565 or 610%. The primary reason for the increase in interest and other expense was due to the increase in both short and long-term debt. As of May 31, 2002, short and long-term debt totaled $6,158,059 compared to $248,859 at May 31, 2001. The primarily reason for the increase was a result of the fiscal 2002 acquisitions and the expansion of operating units. During fiscal 2002, we recorded $33,364 of interest expense relating to our 8% Senior Subordinated Convertible Notes issued in April and May of 2002. Future period interest expense related to the Notes will increase significantly as the Notes accrete to their current face value of $2.7 million over the remaining term to maturity.

GOODWILL

         Goodwill was $12,738,172 as of May 31, 2002 compared to nil as of May 31, 2001. The goodwill relates to the acquisitions completed during fiscal 2002 and includes adjustments during the year for shares released from escrow to the former owners of Paula Allen Holdings, as we achieved the specific revenue and profit targets set by the Paula Allen Holdings acquisition agreement for the period ended December 31, 2001. Additionally, management recorded goodwill impairment charges totaling $2,810,000 during fiscal 2002 related to the Paula Allen Holdings and OMNIpartners acquisitions.

LIQUIDITY AND CAPITAL RESOURCES

         At May 31, 2003, we had $1,601,031 in cash and cash equivalents, restricted cash and short-term investments and a working capital deficit of $3,411,579. We have made a significant investment in acquiring new service lines which has reduced working capital. During fiscal 2003, as a result of acquiring Icarian, PureCarbon and Xylo, we assumed current liabilities which exceeded acquired current assets by $3,439,133, as of the respective dates of acquisition.

         At May 31, 2003, $1,307,439 of short-term investment balances were restricted from use because they were collateral for various borrowing or leasing arrangements. Merchant banks have required us to place reserve deposits on our merchant accounts due to the high volume of credit card usage by our clients. As of May 31, 2003, approximately $399,786 was held by such banks. These deposits are reviewed quarterly and may be returned to us or increased based on activity surrounding credits issued. Additional deposits of $907,653 are restricted by two banks as security for an outstanding term loan, lines of credit and a letter of guarantee provided to a landlord for a facility lease. These restricted cash balances will be reduced annually for rent payments and for any repayments on lines of credit.

         For fiscal 2003, cash used in operations totaled $2,833,189, consisting primarily of the net loss for the year of $9,676,602 offset mainly by non-cash expenses such as amortization ($6,080,763), non-cash interest ($720,486) and impairment write-down of goodwill ($2,133,242). The net change in operating components of working capital, excluding acquisitions, for fiscal 2003 used cash of $602,839 primarily due to a decrease in current liabilities ($1,860,539) partially offset by a decrease in accounts receivable ($1,119,483).

         Net cash from investing activities during fiscal 2003 was $2,873,891. In fiscal 2003, we acquired cash of $1,914,884 from acquisitions consummated through share issuance. Additionally, $761,170 was generated as a release of some of our restricted cash by the security holders.

         Net cash used in financing activities was $1,024,132 for fiscal 2003. Financing outflows consisted primarily of the repayment of bank debt of $1,323,335, the repayment of loans to shareholders of $391,600, and capital lease payments of $297,282. In fiscal 2003, we received $200,000 from a private investor in exchange of issuance of common stock and warrants. Michael Mullarkey, our Chief Executive Officer provided us with short-term loans in the aggregate of $500,000 during fiscal 2003 and $750,000 during fiscal 2002. In fiscal 2003 those loans were consolidated into a term loan maturing in five years. The consolidated term loan is collateralized by certain inventory, equipment, accounts receivable and other assets and bears interest at 8% per annum. Under the consolidated term loan, we are required to make monthly interest only payments during the first 24 months and monthly interest and principal payments thereafter. As at May 31, 2003, the total amount of the consolidated term loan was $1,287,901. In addition, Mr. Mullarkey has agreed to provide us with an additional $1,200,000 credit facility bearing interest at 8% per annum. With respect to each draw against the credit facility, we are required to make monthly interest only payments during the first 24 months from the draw date and thereafter monthly interest and principal payments over a three year period. We are allowed to draw against this credit facility as needed. Mr. Mullarkey also agreed to defer until June 1, 2004, a total of $797,880 in compensation earned as of May 31, 2003, with interest accruing on the balance at an annual rate of 8%. After June 1, 2004, Mr. Mullarkey and Workstream will mutually agree on the repayment terms of his deferred compensation. Management believes this credit facility and compensation deferral provided by Mr. Mullarkey, and the closure of offices and reduction of costs made in fiscal 2002 and fiscal 2003, along with further consolidation of cost centers and elimination of redundancies will result in cash flows from operations which, together with current cash reserves, will be sufficient to meet our working capital and capital expenditure requirements through May 31, 2004.

         At May 31, 2003, we had Convertible Notes with an outstanding balance of $2.7 million. In June 2003, $600,000 of the Convertible Notes were converted into Series A Convertible Preferred Shares, which were immediately converted into common shares. The outstanding balance as of June 2003 is $2.1 million which matures $1.5 million in April 2004 and $.6 million in May 2004. We believe that the holders of the Convertible Notes will convert the Notes into Series A Preferred shares or common shares before maturity, however, if they do not, we will be required to repay any outstanding balance remaining at the maturity date.

         At May 31, 2003 maturities of debt outstanding, capital leases, operating leases and contractual obligations are as follows:


                                                              Year ended May 31,
                       2004           2005              2006            2007             2008           Thereafter       Total
                  --------------------------------------------------------------------------------------------------------------
Debt              $ 2,975,500      $ 1,180,206      $   616,027      $   456,091      $   286,200     $       --     $ 5,514,024
Capital leases        112,402           53,724           27,194             --               --               --         193,320
Operating leases    1,529,242          839,785          666,134          393,543          432,240        1,116,621     4,977,565
Contractual
   obligations        120,000             --               --               --               --               --         120,000
                  --------------------------------------------------------------------------------------------------------------
Total             $ 4,737,144      $ 2,073,715      $ 1,309,355      $   849,634      $   718,440     $ 1,116,621    $10,804,909
                  ==============================================================================================================



ACQUISITIONS

         We constantly endeavor to increase our share of, and strengthen our position in, the HCM market. A key component of our business strategy is to continue to acquire companies offering services similar or complementary to ours. The HCM market has experienced significant consolidation in the last years as companies attempt to expand their service offerings and broaden their revenue bases to achieve growth and profitability. By implementing our business strategy and identifying the consolidation trend in its relatively early stages, we have been able to complete acquisitions of several companies which we believe complement our business.

           On June 28, 2002, we acquired via merger 100% of the outstanding shares of Icarian, a California based company. As consideration for the sale, we issued to the shareholders of Icarian 2,800,000 common shares valued at approximately $9.9 million. Icarian is a provider of Web-enabled solutions and professional services. Icarian's Recruitment Management Suite is Web-native software, offered on an ASP basis, with a user interface that provides functionality for management of the hiring process. Icarian's Connectivity, Interactive Job Site and Reporting modules offer human resource professionals capabilities to integrate with human resource management systems, to manage candidates' applications and job campaigns, and to produce reporting for both compliance and cost reporting for a corporation's employee acquisition process. Icarian had revenues of approximately $5.7 million and it recorded a net loss of approximately $25.8 million for the twelve months ended December 31, 2001. We recorded $8,393,337 in intangible assets and $5,356,222 in goodwill related to the acquisition of Icarian. In total, we have incurred approximately $1.5 million in exit costs which were primarily associated with severance pay and facility closure costs to integrate the Icarian acquisition. In March 2003, we entered into an agreement with Icarian and the landlord of certain property being leased by Icarian to terminate the lease between Icarian and the landlord. The landlord agreed to terminate the lease and release Icarian from its financial obligations under the lease in exchange for certain furniture and equipment previously used at the property, $220,000 in the form of a promissory note, 275,000 common shares of Workstream and cash of $109,000. The costs associated with the termination of this lease were applied against the accrual for exit costs. As at May 31, 2003, $117,702 remains outstanding, payable in monthly payments through October, 2003.

         On July 1, 2002, we acquired certain assets and liabilities of PureCarbon, a California based company. As consideration for the sale, we issued to the shareholders of PureCarbon 263,158 common shares valued at $1,000,000. We have recorded $837,273 in intangible assets related to the acquisition of PureCarbon. The purchase agreement provides for additional common shares valued at $500,000 to be issued if PureCarbon achieves certain revenue targets for the twelve months ending June 30, 2003. Management has determined that the revenue targets were not met, and believes that those contingent shares will not be issued. As required under the purchase agreement, an audit confirming whether the revenue targets were met is currently being performed. PureCarbon is the provider of award-winning Internet software (JobPlanet) designed to integrate easily with behind-the-scenes human resources and recruiting technology. JobPlanet is built on a technology platform that enables clients to build and implement an employment web site that mirrors the client's corporate brand image. We believe this front-end platform fits well with our back-end Hiring Management Systems to create an end-to-end solution that our corporate clients desire.

         On September 13, 2002, we acquired via merger 100% of the outstanding shares of Xylo, a Washington-based provider of Web-based Employee Retention Management ("ERM") solutions focused on providing customized retention solutions to Fortune 500 companies. Xylo's work/life customizable software offers employee programs in one externally-hosted platform, giving clients control over content and applications. Xylo had revenues of $3.4 million and it recorded a net loss of approximately $18 million for the twelve months ended December 31, 2001. As consideration for the sale, we issued to the shareholders of Xylo 702,469 common shares, valued at approximately $1.7 million. We recorded $1,311,282 in intangible assets and $672,286 in goodwill related to the acquisition of Xylo. Under the purchase agreement, an additional 330,579 common shares may be issued if certain revenue targets are met for the twelve month period ending September 30, 2003.

         We believe that these acquisitions have been important to our evolution from a recruitment application service provider into an HCM business process aggregator. We believe that these additions will continue to broaden our revenue base and diversify our product offerings.


RISK FACTORS

         You should carefully consider the following risk factors that pertain to our Company. The realization of these risks could result in a material adverse effect on our results of operations, financial condition, cash flows, business or the market for our common shares. We cannot assure you that we will successfully address any of these risks or address them on a continuing basis.

         Keep these risk factors in mind when reading "forward-looking" statements elsewhere in this Form 10-K. (See "Cautionary Statement Concerning Forward-Looking Statements" in Item 7)


         WE MAY NOT BECOME PROFITABLE.

         Since our inception, we have incurred losses which have been substantial in relation to our operations. As of May 31, 2003, the end of our most recent fiscal year, we had an accumulated deficit of $31,962,444. We reported a net loss of $9,676,602 for the year ended May 31, 2003. Prior to our fiscal 2002 acquisitions, we generated relatively small amounts of revenue. During fiscal 2003 and fiscal 2002, of the nine companies that we acquired, six reported in the aggregate net losses of approximately $35.2 million in their immediately preceding fiscal years. Our ability to reduce our losses will be adversely affected if we continue to acquire companies reporting losses, if revenue grows slower than we anticipate or if operating expenses exceed our expectations. The accounting for the beneficial conversion feature relating to our Convertible Notes (upon issuance the Notes were recorded at a discount to the face value of the Notes and will accrete over time to the full face value) will result in significant interest charges to income over the term to maturity of the Convertible Notes, further affecting our ability to become profitable. (See note 15 to our consolidated financial statements) Even if we do achieve profitability, we may not sustain or increase profitability on a quarterly or annual basis. Failure to achieve or maintain profitability would materially adversely affect the market price of our common shares. We expect our operating expenses to continue to grow as we expand our operations.

         WE MAY ENCOUNTER DIFFICULTIES WITH ACQUISITIONS, WHICH COULD HARM OUR BUSINESS.


         During fiscal 2003 and fiscal 2002, we made several investments in, and acquisitions of, other companies and businesses, as part of our efforts to expand our operations and we may continue to make investments in, or acquisitions of, complementary companies, products and businesses. If we acquire a company, we may have difficulty integrating that company's personnel, operations and products. We cannot assure you that we will successfully integrate in a timely manner or at all these acquired companies, products or businesses into our operations. These difficulties may increase our expenses, and our ability to achieve profitability may be adversely affected.


         OUR LARGEST SHAREHOLDER MAY HAVE INTERESTS THAT ARE DIFFERENT THAN OTHER SHAREHOLDERS AND MAY INFLUENCE CERTAIN ACTIONS.


         As of August 18, 2003, Michael Mullarkey, our Chief Executive Officer, beneficially owned approximately 19% of our outstanding common shares. We owe Mr. Mullarkey approximately $1,287,901 under a consolidated term loan he provided to us. The consolidated term loan is collateralized by certain inventory, equipment, accounts receivable and other assets. Mr. Mullarkey has also agreed to provide us with a $1,200,000 credit facility bearing interest at 8% per annum which is also collateralized by the same assets. These interests may influence how Mr. Mullarkey votes on certain matters that require shareholder approval. As our largest shareholder, Mr. Mullarkey may influence the outcome of various actions that require shareholder approval including the election of our directors, delaying or preventing a transaction in which shareholders might receive a premium over the prevailing market price for their shares and preventing changes in control or management.


         THE CURRENT ECONOMIC DOWNTURN AND FUTURE ECONOMIC DOWNTURNS MAY ADVERSELY AFFECT THE DEMAND FOR OUR SERVICES.

         Historically, the general level of economic activity has significantly affected the demand for employment and recruitment services. We believe that we are currently experiencing the effects of the current economic downturn and as a result the demand for our employment and recruitment services has decreased. If the general level of economic activity continues to slow, our clients may not require additional personnel and may delay or cancel plans that involve recruiting new personnel using our services and technology. Consequently, the time from initial contact with a potential client to the time of sale could increase and the demand for our services could decline, resulting in a loss of revenue harming our business, operating results and financial condition. In addition, it is expected that in times of economic growth, demand for our outplacement business may decline.

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

         THE INCREASING COMPETITION IN OUR MARKETS COULD AFFECT OUR ABILITY TO EXPAND.

         The market for human capital management, or HCM, services is highly fragmented and competitive. We compete nationally and internationally with Internet recruitment services companies, outplacement service companies and human resource, or HR, service providers. We expect competition to increase and intensify in the future, with increased price competition developing for our services. A number of our current and potential competitors have longer operating histories and greater financial, technical and marketing resources and name recognition than we do which could give them a competitive advantage. Our competitors may develop products or services that are equal or superior to ours or that achieve greater market acceptance than ours. It is also possible that new competitors may emerge and rapidly acquire significant market share. As a result, we may not be able to expand or maintain our market share and our ability to penetrate new markets may be adversely affected.

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

         WE MAY NOT BE ABLE TO EXPAND OUR BUSINESS SUCCESSFULLY INTO NEW GEOGRAPHIC MARKETS.

          Until the fourth quarter of fiscal 2001, we marketed our services primarily in Canada. Since that time, we completed several acquisitions. Through these acquisitions we endeavored to enhance our business by penetrating the United States market. Our success and ability to grow our business will depend to a significant degree on our ability to market our services successfully in new geographic markets, including the United States. Penetrating new geographic markets involves the expenditure of substantial resources, including retaining additional highly qualified personnel. Failure to effectively penetrate new geographical markets may result in increasing losses and the loss of our investment, in whole or in part, in our acquisitions. This could materially adversely affect our business, operating results and financial condition.

         WE MAY LOSE BUSINESS IF WE ARE UNABLE TO SUCCESSFULLY DEVELOP AND INTRODUCE NEW PRODUCTS, SERVICES AND FEATURES.

         If we are unable to develop and introduce new products, services, or enhancements to, or new features for, existing products or services, in a timely and successful manner, we may lose sales opportunities. The market for our services is characterized by rapid and significant technological advancements, the introduction of new products and services, changes in client demands and evolving industry standards. The adoption of new technologies or new industry standards may render our products obsolete and unmarketable. The process of developing new services or technologies is complex and requires significant continuing efforts. We may experience difficulties or funding shortages that could delay or prevent the successful development, introduction and sale of enhancements or new products and services. Moreover, new products, services or features which we introduce may not adequately address the needs of the marketplace or achieve significant market acceptance.

         OUR BUSINESS COULD SUFFER IF FINANCING IS NOT AVAILABLE WHEN REQUIRED OR IS NOT AVAILABLE ON ACCEPTABLE TERMS.


         Our future capital requirements depend on a number of factors, including our ability to grow our revenue. We believe that we have sufficient credit facilities, cash flow from operations and cash reserves, which, together with further cost reductions, will permit us to meet our working capital requirements and capital expenditure requirements through the end of fiscal 2004. However, it is possible that we may need to raise additional funds sooner than expected in order to fund expansion, develop new, and enhance existing, services or acquire complementary businesses or technologies or if our revenues are less or our expenses are greater than we expect. Our business could suffer if financing is not available when required or is not available on acceptable terms.


         FUTURE FINANCING MAY BE ON TERMS ADVERSE TO YOUR INTERESTS.


         In the past we have issued and, in the future we may issue, equity or convertible debt securities to raise additional funds. As a result of new issuances, our shareholders may experience significant dilution of their ownership interest and holders of those new securities may have rights senior to those of the holders of our common shares.


         IF WE ARE CHARACTERIZED AS A PASSIVE FOREIGN INVESTMENT COMPANY, OUR U.S. SHAREHOLDERS MAY SUFFER ADVERSE TAX CONSEQUENCES.

          We believe that we were not a passive foreign investment company for U.S. federal income tax purposes for fiscal years 2001, 2002 and 2003. Generally, we may be characterized as a passive foreign investment company for U.S. federal income tax purposes if for any taxable year 75% of our gross income is passive income, or at least 50% of our assets are held for the production of, or produce, passive income. This characterization could result in adverse U.S. tax consequences to our shareholders. These consequences may include having gains realized on the sale of our common shares treated as ordinary income, rather than capital gain income, and having potentially punitive interest charges apply to the proceeds of share sales. U.S. shareholders should consult with their own U.S. tax advisors with respect to the U.S. tax consequences of investing in our common shares.

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

         OUR BUSINESS DEPENDS ON THE DEVELOPMENT AND MAINTENANCE OF THE INTERNET INFRASTRUCTURE.

         We cannot assure you that the Internet infrastructure will continue to effectively support the demands placed on it as the Internet continues to experience increased numbers of users, greater frequency of use and increased bandwidth requirements of users. In the past, the Internet has experienced a variety of outages and other delays. The Internet is also subject to actions of terrorists or hackers who may attempt to disrupt specific web sites or Internet traffic generally. Any future outages or delays could affect the willingness of employers to use our on-line recruitment offerings and of job seekers to post their resumes on the Internet. If any of these events occur, our business, operating results and financial condition could be materially adversely affected.

         SHARES ELIGIBLE FOR FUTURE SALE BY OUR SHAREHOLDERS COULD DEPRESS THE MARKET PRICE FOR OUR COMMON SHARES.


         We have an effective registration statement registering the resale by certain holders of our securities of 11,051,034 common shares which are either outstanding or are issuable upon the exercise of warrants or conversion of convertible notes. The common shares registered under the registration statement are eligible for resale in the public market without restriction at any time. In addition, we have agreed to file a registration statement prior to September 27, 2003 registering the resale of 1,000,002 common shares, 333,334 of which are issuable upon the exercise of warrants. We also have granted a holder of 275,000 common shares "piggyback" registration rights. This means that any registration statement that we file in the future registering common shares may require the registration of these shares, subject to certain restrictions. We cannot predict the effect, if any, that the sale of these additional securities or the availability of these additional securities for sale will have on the market prices of our common shares prevailing from time to time, but it could depress the market price for our common shares.

         OUR COMMON SHARES HAVE TRADED AT PRICES BELOW $1.00 AND COULD BE SUBJECT TO DELISTING BY NASDAQ.

         Our common stock currently trades on the NASDAQ Small Cap Market and the Boston Stock Exchange. Under the NASDAQ requirements, a stock can be delisted and not allowed to trade on the NASDAQ if the closing bid price of the stock over a 30 consecutive trading-day period is less than $1.00. The Boston Stock Exchange, however, does not maintain a similar minimum price requirement. During the fourth quarter of fiscal 2003, our common stock failed to meet the NASDAQ minimum bid price requirement because the closing bid price for 30 consecutive trading days was below $1.00. On May 20, 2003, NASDAQ gave us notice of this fact and gave us six months to cure this problem or our common stock would be delisted. On July 8, 2003, NASDAQ gave us notice that we regained compliance with the minimum bid price rule because the closing bid price of our common shares had been $1.00 or more for at least 10 consecutive trading days. No assurance can be given that the closing bid price of our common shares will continue to satisfy the NASDAQ minimum bid price requirements and thus continue to trade on the NASDAQ Small Cap Market. Although our common shares may remain listed on the Boston Stock Exchange, if our common shares are delisted from the NASDAQ Small Cap Market, there may be a limited market for our shares, trading our stock may become more difficult and our share price could decrease even further. If our common shares are not listed on a national securities exchange or NASDAQ, potential investors may be prohibited from or be less likely to purchase our common shares, limiting the trading market for our stock even further.

         THE CONVERSION OF OUR CONVERTIBLE NOTES AND PREFERRED STOCK COULD RESULT IN SUBSTANTIAL NUMBERS OF ADDITIONAL COMMON SHARES BEING ISSUED.

         Our 8% Senior Subordinated Convertible Notes are convertible into a class of preferred shares designated Series A Convertible Preferred Shares, no par value per share (the "Series A Shares"). The conversion price of the Notes into Series A Shares is $100 per share, subject to adjustment upon the occurrence of certain events. The Series A Shares are convertible into a number of common shares determined by dividing $100 by a floating conversion price based on the market price of our common shares, provided that the conversion price cannot exceed the lesser of $0.75 or 80% of the market price of our common shares for the five day period immediately preceding conversion. The conversion price for the Series A Shares into common shares is subject to further adjustment upon the occurrence of certain events. At the election of the holder, the Notes may be converted directly into our common shares at a conversion price equal to 80% of the average closing price of our common shares for the five day period before such conversion. As a result, the lower that the price of our common shares is at the time of conversion, the greater the number of common shares the holder may receive. To the extent the Notes or Series A Shares are converted into common shares, a significant number of common shares may be sold into the market, which could decrease the price of our common shares.


         THE PRICE OF OUR COMMON SHARES HISTORICALLY HAS BEEN VOLATILE, WHICH MAY MAKE IT MORE DIFFICULT FOR YOU TO RESELL OUR COMMON SHARES WHEN YOU WANT AT PRICES YOU FIND ATTRACTIVE.


         The market price of our common shares has been highly volatile in the past, and may continue to be volatile in the future. For example, since June 1, 2002, the closing sale price of our common shares on the NASDAQ Small Cap Market has fluctuated between $0.81 and $3.99 per share. The following factors may significantly affect the market price of our common shares:

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

         In addition, the stock market in general, and the market prices for Internet-related companies in particular, have experienced extreme volatility that often has been unrelated to the operating performance of such companies. These broad market and industry fluctuations may adversely affect the price of our common shares, regardless of our operating performance. (See Risk Factor "Our common shares have traded at prices below $1.00 and could be subject to delisting by NASDAQ.")


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

         We have established a CDN $1,000,000 line of credit with the Bank of Montreal which bears interest at the bank's prime rate plus 1%. We have drawn CDN $812,139 on this facility as of May 31, 2003. We can draw an additional CDN $17,861 before additional collateral would be required. We also have a term loan with the bank in the amount of CDN $159,981 as of May 31, 2003. The term loan bears interest at the bank's prime rate plus 2%. Additionally, we have a letter of credit issued in May 2002 as collateral on leased facilities in the amount of CND $270,000 that will renew annually. We pay an annual fee of 1.2% on this letter of credit.

         We also have a term loan and a credit facility from Michael Mullarkey, our Chief Executive Officer, and Convertible Notes, which all bear interest at 8.0% per annum. The terms of these financing instruments are fixed and therefore do not expose us to interest rate fluctuations.

         The majority of our interest rates are fixed, therefore we have limited exposure to risks associated with interest rate fluctuations.

         The impact on net interest income of a 100 basis point adverse change in interest rates for the fiscal year ended May 31, 2003 would have been less than $14,000.

FOREIGN CURRENCY RISK

         We have monetary assets and liabilities denominated in Canadian Dollars. As a result, fluctuations in the exchange rate of the Canadian dollar against the U.S. dollar will impact our reported net asset position. A 10% change in foreign exchange rates would result in a change in our reported net asset position of approximately $76,000.

ITEM 8:  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

MANAGEMENT STATEMENT OF RESPONSIBILITY

         Workstream's management is responsible for the preparation and presentation of the consolidated financial statements and all the information in this annual report on Form 10-K. The consolidated financial statements were prepared by management in accordance with generally accepted accounting principles in the United States. Where alternative accounting methods exist, management has selected those it considered to be most appropriate in the circumstances. Financial statements include certain amounts based on estimates and judgments. Management has determined such amounts on a reasonable basis with the objective of ensuring that the consolidated financial statements are presented fairly, in all material respects. Financial information presented elsewhere in this annual report has been prepared by management to ensure consistency with that in the financial statements. The consolidated financial statements have been reviewed and approved by the Company's Audit Committee.

         Management is responsible for the development and maintenance of systems of internal accounting and administrative controls of high quality, consistent with reasonable cost. Such systems are designed to provide reasonable assurance that the financial information is accurate, relevant and reliable and that the Company's assets are appropriately accounted for and adequately safeguarded.

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



/s/ Michael Mullarkey                             /s/ David Polansky
--------------------------------                 -----------------------------
(Signed) Michael Mullarkey, CEO                  (Signed) David Polansky, CFO

AUDITORS' REPORT

  TO THE SHAREHOLDERS OF WORKSTREAM INC.

         We have audited the consolidated balance sheets of Workstream Inc. as at May 31, 2003 and 2002, and the consolidated statements of operations, comprehensive loss, shareholders' equity and cash flows for the three-year period ending May 31, 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

         In our opinion, these consolidated financial statements present fairly, in all material respects, the financial position of the Company as at May 31, 2003 and 2002, and the results of its operations and its cash flows for the three-year period ending May 31, 2003, in accordance with United States generally accepted accounting principles.











PricewaterhouseCoopers LLP

Chartered Accountants
Ottawa, Canada
July 25, 2003

                                WORKSTREAM, INC.
                           CONSOLIDATED BALANCE SHEETS
                             (UNITED STATES DOLLARS)

                                                                             MAY 31, 2003             MAY 31, 2002
                                                                        ---------------------------------------------
ASSETS
CURRENT ASSETS
Cash and cash equivalents                                               $           255,173       $         1,297,656
Restricted cash                                                                   1,307,439                 1,957,090
Short-term investments                                                               38,419                   345,206
Accounts receivable, net of allowance for doubtful
     accounts of $55,828  (May 31, 2002 - $98,188)                                  933,889                 1,314,958
Prepaid expenses                                                                    133,551                   144,400
Deferred tax asset                                                                       --                   135,000
Other assets                                                                        201,877                    91,188
                                                                        ---------------------------------------------
CAPITAL ASSETS                                                                    2,870,348                 5,285,498
                                                                                  1,138,276                 1,557,303
DEFERRED TAX ASSET                                                                       --                   694,148
OTHER ASSETS                                                                        143,500                   146,605
ACQUIRED INTANGIBLE ASSETS                                                        9,082,926                 2,853,871
GOODWILL                                                                         17,383,437                12,738,172
                                                                        ---------------------------------------------
                                                                        $        30,618,487                23,275,597
                                                                        =============================================

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
   Accounts payable                                                     $         1,909,896                 1,136,662
   Accrued liabilities                                                            1,093,133                   839,078
   Accrued exit costs                                                               117,702                        --
   Line of credit                                                                   593,452                 1,364,723
   Accrued compensation                                                             443,144                   900,360
   Current portion of convertible notes                                             449,071                        --
   Current portion of long-term obligations                                          31,662                    26,175
   Current portion of related party obligation                                      178,623                 1,116,943
   Deferred income tax liability                                                         --                   490,862
   Current portion of capital lease obligations                                      97,882                    48,411
   Deferred revenue                                                               1,367,362                 1,038,886
                                                                        ---------------------------------------------
                                                                                  6,281,927                 6,962,100
DEFERRED INCOME TAX LIABILITY                                                     2,607,981                   650,686
CAPITAL LEASE OBLIGATIONS                                                            73,316                   119,939
LEASEHOLD INDUCEMENTS                                                               142,274                   143,866
CONVERTIBLE NOTES                                                                        --                   131,597
LONG-TERM OBLIGATIONS                                                                85,243                   102,521
RELATED PARTY OBLIGATIONS                                                         2,403,407                   408,070
                                                                        ---------------------------------------------
                                                                                 11,594,148                 8,518,779
COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY
CAPITAL STOCK
Issued and outstanding, no par value - 19,951,210
  common shares (May 31, 2002 - 14,851,905)                                      47,158,583                33,135,734
Additional paid-in capital                                                        4,721,516                 4,792,887
Accumulated other comprehensive loss                                               (893,316)                 (885,961)
Accumulated deficit                                                             (31,962,444)              (22,285,842)
                                                                        ---------------------------------------------
                                                                                 19,024,339                14,756,818
                                                                        ---------------------------------------------
                                                                        $        30,618,487       $        23,275,597
                                                                        =============================================

The accompanying notes are an integral part of these consolidated financial statements.


                                 WORKSTREAM INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                             (UNITED STATES DOLLARS)


                                                       YEARS ENDED MAY 31,
                                            2003              2002                2001
                                       --------------------------------------------------
REVENUE                                $ 17,836,990       $ 14,751,620       $  1,991,971
COST OF REVENUES (exclusive of
     depreciation, shown below)           3,040,132          2,858,294          1,482,730
                                       --------------------------------------------------
GROSS PROFIT                             14,796,858         11,893,326            509,241
                                       --------------------------------------------------
EXPENSES
Selling and marketing                     6,057,788          6,649,057          2,415,831
General and administrative                9,581,554          6,724,211            984,033
Research and development                  1,086,295            749,392          2,164,045
Amortization and depreciation             6,097,141          1,795,445            501,384
Impairment write-down of goodwill         2,133,242          2,810,000                 --
                                       --------------------------------------------------
                                         24,956,020         18,728,105          6,065,293
                                       --------------------------------------------------
OPERATING LOSS                          (10,159,162)        (6,834,779)        (5,556,052)
                                       --------------------------------------------------
OTHER INCOME AND (EXPENSES)
Interest and other income                    47,245            146,061            494,635
Interest and other expense               (1,193,045)          (300,983)           (42,418)
                                       --------------------------------------------------
                                         (1,145,800)          (154,922)           452,217
                                       --------------------------------------------------
LOSS BEFORE INCOME TAX                  (11,304,962)        (6,989,701)        (5,103,835)
Recovery of deferred income taxes         1,586,232             28,396                 --
Current income tax recovery                  42,128                 --                 --
                                       --------------------------------------------------
NET LOSS FOR THE YEAR                  $ (9,676,602)      $ (6,961,305)      $ (5,103,835)
                                       ==================================================
WEIGHTED AVERAGE NUMBER OF
     COMMON SHARES OUTSTANDING
     DURING THE YEAR                   $ 18,607,725       $ 13,281,374       $  7,710,284
                                       ==================================================
BASIC AND DILUTED NET LOSS
     PER COMMON SHARE                  $      (0.52)      $      (0.52)      $      (0.66)
                                       ==================================================


The accompanying notes are an integral part of these consolidated financial statements.


                                 WORKSTREAM INC.
                  CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
                             (UNITED STATES DOLLARS)


                                                                                  YEARS ENDED MAY 31,
                                                                         2003                2002               2001
                                                              ---------------------------------------------------------
Net loss for the year                                         $       (9,676,602)  $     (6,961,305)       $ (5,103,835)
Other comprehensive loss:
   Cumulative translation adjustment (net of tax of $nil)                 (7,355)          (346,043)           (272,182)
                                                              ---------------------------------------------------------
Comprehensive loss for the year                               $       (9,683,957)  $     (7,307,348)       $ (5,376,017)
                                                              =========================================================

The accompanying notes are an integral part of these consolidated financial statements.

                                 WORKSTREAM INC.
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                             (UNITED STATES DOLLARS)

                                                                                                    ACCUMULATED
                                            COMMON STOCK             ADDITIONAL                        OTHER           TOTAL
                                     ----------------------------     PAID-IN        ACCUMULATED   COMPREHENSIVE   SHAREHOLDERS'
                                        SHARES        AMOUNT          CAPITAL          DEFICIT          LOSS          EQUITY
                                     -------------------------------------------------------------------------------------------
Balance at May 31, 2000                 7,701,628    $ 17,773,437    $ 1,949,670    $(10,220,702)   $(267,736)   $  9,234,669
Issuance of shares through
     exercise of stock options             10,634          16,455             --              --           --          16,455
Issuance of options to employees               --              --        166,950              --           --         166,950
Net loss for the year                          --              --             --      (5,103,835)          --      (5,103,835)
Cumulative translation adjustment              --              --             --              --     (272,182)       (272,182)
                                     -------------------------------------------------------------------------------------------
Balance at May 31, 2001                 7,712,262      17,789,892      2,116,620     (15,324,537)    (539,918)      4,042,057
Issuance of shares for acquisitions     7,220,810      15,500,533             --              --           --      15,500,533
Share repurchases                        (100,000)       (200,000)            --              --           --        (200,000)
Issuance of shares through
     exercise of stock options             11,833          19,269             --              --           --          19,269
Issuance of shares for services             7,000          26,040             --              --           --          26,040
Issuance of options to employees               --              --        162,500              --           --         162,500
Beneficial conversion feature
     related to convertible notes,
     net of issue costs                        --              --      1,584,078              --           --       1,584,078
Detachable warrants issued with
     convertible notes, net of
     issue costs                               --              --        929,689              --           --         929,689
Net loss for the year                          --              --             --      (6,961,305)          --      (6,961,305)
Cumulative translation adjustment              --              --             --              --     (346,043)       (346,043)
                                     ------------------------------------------------------------------------------------------
Balance at May 31, 2002                14,851,905      33,135,734      4,792,887     (22,285,842)    (885,961)     14,756,818
Issuance of shares for acquisitions     3,765,627      12,618,640             --              --           --      12,618,640
Issuance of shares through
     exercise of stock options             46,173          53,535             --              --           --          53,535
Issuance of shares through
     exercise of stock warrants            35,674          35,674        (35,674)             --           --              --
Finance costs associated with the
     issuance of convertible notes             --              --       (123,697)             --           --        (123,697)
Issuance of shares for exit costs         275,000         253,000             --              --           --         253,000
Conversion of convertible note            210,525         200,000             --              --           --         200,000
Issuance of shares held in escrow         500,000         750,000             --              --           --         750,000
Issuance of shares and warrants           266,666         112,000         88,000              --           --         200,000
Net loss for the year                          --              --             --      (9,676,602)          --      (9,676,602)
Cumulative translation adjustment              --              --             --              --       (7,355)         (7,355)
                                     ------------- ----------------------------------------------------------------------------
Balance at May 31, 2003                19,951,570    $ 47,158,583    $ 4,721,516    $(31,962,444)   $(893,316)   $ 19,024,339
                                     ==========================================================================================

The accompanying notes are an integral part of these consolidated financial statements.


                                 WORKSTREAM INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (UNITED STATES DOLLARS)


                                                                               YEARS ENDED MAY 31,
                                                                       2003            2002               2001
                                                                  -----------------------------------------------
CASH USED IN OPERATING ACTIVITIES
Net loss for the year                                             $(9,676,602)      $(6,961,305)      $(5,103,835)
Adjustments to reconcile net loss to net cash used in
    operating activities:
    Amortization and depreciation                                   6,080,763         1,766,995           533,138
    Non-cash interest on convertible notes and notes payable          720,486            33,364                --
    Shares issued to service providers                                     --            26,040                --
    Impairment write-down of goodwill                               2,133,242         2,810,000                --
    Write-off of deferred charges                                          --            17,993                --
    Recovery of deferred income taxes                              (1,586,232)         (109,000)               --
    Non-cash compensation expense                                          --           312,500           163,094
    Loss on sale of capital asset                                      97,993                --                --
Net change in operating components of working capital                (602,839)          263,371          (268,652)
                                                                  -----------------------------------------------
                                                                   (2,833,189)       (1,840,042)       (4,676,255)
                                                                  -----------------------------------------------
CASH FROM INVESTING ACTIVITIES
Acquisition of capital assets                                         (56,708)         (204,297)         (796,044)
Cash acquired in/(paid for) business acquisitions
    (net of acquired cash of $569,566-May 31, 2002)                 1,914,884        (1,824,272)               --
Proceeds from sale of capital asset                                    14,950                --                --
Acquisition of intangible assets                                           --           (68,810)               --
(Increase)/decrease in restricted cash                                761,170        (1,957,090)               --
Sale of short-term investments                                        239,595         3,173,756         5,295,008
                                                                  -----------------------------------------------
                                                                    2,873,891          (880,713)        4,498,964
                                                                  -----------------------------------------------
CASH FROM FINANCING ACTIVITIES
Proceeds from share and warrants issuance                             200,000                --                --
Costs related to issuance of convertible promissory notes            (123,697)         (288,000)               --
Proceeds from issuance of convertible notes                                --         2,900,000                --
Capital lease payments                                               (297,282)               --           (39,052)
Proceeds from lease inducement                                             --                --           162,545
Proceeds from exercise of options                                      53,534            19,269            15,825
Shareholder loan proceeds                                             500,000           750,000                --
Shareholder loan repayment                                           (391,600)         (428,092)               --
Repayment of bank debt                                             (1,323,335)       (1,693,712)               --
Proceeds from bank financing                                          482,087         3,058,434           103,520
Repayment related to lease settlement                                (100,000)               --                --
Long-term debt repayments                                             (23,839)          (61,156)         (164,985)
                                                                  -----------------------------------------------
                                                                   (1,024,132)        4,256,743            77,853
                                                                  -----------------------------------------------

EFFECT OF EXCHANGE RATE CHANGES                                       (59,053)         (303,815)               --
                                                                  -----------------------------------------------

INCREASE (DECREASE) IN CASH AND
     CASH EQUIVALENTS FOR THE YEAR                                 (1,042,483)        1,232,173           (99,438)
CASH AND CASH EQUIVALENTS, BEGINNING OF
    THE YEAR                                                        1,297,656            65,483           164,921
                                                                  -----------------------------------------------
CASH AND CASH EQUIVALENTS, END OF
     THE YEAR                                                     $   255,173       $ 1,297,656      $     65,483
                                                                  ===============================================


The accompanying notes are an integral part of these consolidated statements.

                                 WORKSTREAM INC.
                CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                             (UNITED STATES DOLLARS)


                                                                YEARS ENDED MAY 31,
                                                           2003         2002        2001
                                                        -----------------------------------
SUPPLEMENTAL CASH FLOW INFORMATION
   Purchases of capital assets under capital lease            --           --      $(68,486)
   Proceeds from capital leases                               --           --      $ 68,486
   Interest paid                                        $340,605      $97,796      $(15,441)
   Non cash lease settlement                            $631,654           --            --

The accompanying notes are an integral part of these consolidated statements.

                                 WORKSTREAM INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1: NATURE OF OPERATIONS

         Workstream Inc. ("Workstream" or the "Company"), formerly E-Cruiter.com, is a provider of Web-enabled tools and professional services for human capital management ("HCM"). The Company offers a diversified suite of high-tech and high-touch services aimed at addressing the full life cycle of the employer-employee relationship. Workstream's HCM technology backbone enables companies to streamline the management of enterprise human processes, including recruitment, assessment, retention, deployment and career transitions.

NOTE 2: BASIS OF PRESENTATION

         The consolidated financial statements included herein have been prepared by Workstream in accordance with United States generally accepted accounting principles. All amounts presented in these financials statements are presented in United States dollars unless otherwise noted. Prior to September 1, 2001, the Company prepared its financial statements in accordance with Canadian generally accepted accounting principles and presented its financial statements in Canadian dollars. The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. The earnings of the subsidiaries are included from the date of acquisition. At May 31, 2003, the Company's subsidiaries are Workstream USA Inc., 3451615 Canada Inc., Paula Allen Holdings, Inc., OMNIpartners, Inc. RezLogic, Inc., 6FigureJobs.com, Inc., Icarian Inc. and Xylo, Inc.


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

         Significant estimates are made in the methodology used to assess goodwill impairment. These estimates include future cash flows, future short-term and long-term growth rates, and cost of capital. It is reasonably possible that those estimates may change in the near-term, significantly affecting future assessments of goodwill impairment.

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

                                 WORKSTREAM INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



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

CAPITAL ASSETS

         Capital assets are recorded at cost. Amortization is based on the estimated useful life of the asset and is recorded as follows:


        Furniture and fixtures....................... 5 years straight line
        Office equipment............................. 5 years straight line
        Computers and software....................... 3 years straight line
        Leasehold improvements....................... Term of lease

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


STOCK-BASED COMPENSATION

         Statement of Financial Accounting Standards (SFAS) No. 123, ACCOUNTING FOR STOCK-BASED COMPENSATION, defines a fair value method of accounting for issuance of stock options and other equity investments. Under the fair value method, compensation cost is measured at the grant date based on the fair value of the award and is recognized over the service period, which is usually the vesting period. Pursuant to SFAS No. 123, companies are encouraged, but not required, to adopt the fair value method of accounting for employee stock-based transactions. Companies are also permitted to continue to account for such transactions under Accounting Principles Board (APB) Opinion No. 25, ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES, but if they do so are required to disclose in a note to the financial statements pro forma net income amounts as if the Company had applied the fair value method of accounting.

                                 WORKSTREAM INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


         The Company accounts for employee stock-based compensation under APB No. 25 and has complied with the disclosure requirements of SFAS No. 123 and a related standard SFAS No. 148.

RESEARCH AND DEVELOPMENT COSTS

         The Company expenses all research and development costs as incurred. Software development costs are expensed in the year incurred unless a development project meets the criteria under generally accepted accounting principles for deferral and amortization. No amounts have been capitalized to date. Research and development expenses consist mainly of payroll related costs.

GOODWILL AND ACQUIRED INTANGIBLE ASSETS

         Goodwill represents the excess of the costs over the estimated fair value of the net assets of businesses acquired. During 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 141, "BUSINESS COMBINATIONS". This standard is effective for all business combinations initiated after June 30, 2001, and requires that the purchase method of accounting be used for all business combinations initiated after that date. The Company has applied SFAS No. 141 to each of its acquisitions completed during fiscal 2002 and fiscal 2003.

         During 2001, the FASB issued SFAS No. 142, "GOODWILL AND OTHER INTANGIBLE ASSETS". This standard is effective for fiscal years beginning after December 15, 2001. The Company adopted SFAS No.142 on June 1, 2001, the start of fiscal 2002. Under SFAS No. 142, goodwill, including goodwill recorded in past business combinations, and intangible assets deemed to have indefinite lives are no longer amortized, but are subject to annual impairment tests in accordance with the new guidelines. Other intangible assets continue to be amortized over their useful lives.

         Management assesses goodwill related to reporting units for impairment at least annually, and writes down the carrying amount of goodwill as required. The Company estimates the fair value of each reporting unit by preparing a discounted cash flow model. An impairment charge is recorded if the implied fair value of goodwill of a reporting unit is less than the book value of goodwill for that unit.

         Intangible assets with a finite useful life recorded as a result of acquisition transactions are amortized over their estimated useful lives as follows:

                   Acquired technologies............  3 years straight line
                   Customer base....................  3 years straight line
                   Intellectual property............  5 years straight line

                                 WORKSTREAM INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

REPORTING CURRENCY

         During fiscal 2002, the Company adopted the US dollar as its reporting currency. As a result of the change in reporting currency, the financial statements for all periods prior to June 1, 2001 were translated from Canadian dollars to US dollars in accordance with SFAS No. 52, FOREIGN CURRENCY TRANSLATION. Income statement balances were translated at the average rate over the period while balance sheet accounts were translated at the exchange rate as of the balance sheet date.

FOREIGN CURRENCY TRANSLATION AND FOREIGN TRANSACTIONS

         The financial statements of the parent company have been translated into United States dollars in accordance with SFAS No. 52, FOREIGN CURRENCY TRANSLATION. The Company's subsidiaries use their local currency, which is the United States dollar, as their functional currency. The functional currency of the parent company is the Canadian dollar, and all balance sheet amounts of the parent company with the exception of Shareholders' Equity have been translated using the exchange rates in effect at year-end. Income statement amounts have been translated using the average exchange rate for the year. The gains and losses resulting from the translation of foreign currency statements into the United States dollar are reported in comprehensive income for the year and accumulated other comprehensive income.

         Gains or losses on foreign currency transactions are recognized in income when incurred.


NOTE 4: RESTRICTED CASH AND SHORT-TERM INVESTMENTS

         The following is a summary of the Company's restricted cash and short-term investments as at May 31, 2003 and May 31, 2002:


                                                                                   MAY 31,
                                                                           2003                2002
                                                                     ---------------------------------

          Restricted cash..........................................  $   1,307,439         $ 1,957,090
          Short-term investments...................................  $      38,419         $   345,206

         Excess funds are used to purchase units of an investment trust established by a Canadian chartered bank, as well as bonds issued by Canadian corporations. The investment trust holds various short-term, low-risk instruments that accrue interest daily, and monies held in trust can be withdrawn without penalty at any time.

                                 WORKSTREAM INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 5: ALLOWANCE FOR DOUBTFUL ACCOUNTS


                                               YEARS ENDED MAY 31,
                                      2003            2002           2001
                                   ----------------------------------------
Balance at beginning of year ..... $  98,188       $  13,142       $ 33,382
Charged to costs and expenses ....   186,581         111,000        (20,240)
Write-offs .......................  (228,941)        (25,954)            --
                                   ----------------------------------------
Balance at end of year ........... $  55,828       $  98,188       $ 13,142
                                   ========================================



NOTE 6: ACQUISITION TRANSACTIONS

ACQUISITION OF ICARIAN

         On June 28, 2002, the Company acquired 100% of the outstanding stock of Icarian, a California based company. As consideration for the purchase, the Company issued to the shareholders of Icarian 2,800,000 common shares valued at approximately $9.9 million. Icarian is a provider of HCM Web-enabled solutions and professional services.

         The consolidated financial statements presented herein include the results of operations of Icarian from June 29, 2002.

         Management prepared a valuation of the net tangible and intangible assets acquired. The excess of the purchase price over the value of the net tangible and identifiable intangible assets acquired has been allocated to goodwill. The acquired current liabilities included $1,458,577 for exit costs associated with $345,340 of employee severance pay and $1,113,237 for elimination of office space. In March 2003, the Company and Icarian entered into an agreement with the landlord of certain property being leased by Icarian to terminate the lease between Icarian and the landlord. The landlord agreed to terminate the lease and release Icarian from its financial obligations under the lease in exchange for certain furniture and equipment previously used at the property, $220,000 in the form of a promissory note, 275,000 common shares of Workstream and cash of $109,000. The costs associated with the termination of this lease were applied against the accrual for exit costs. As at May 31, 2003, $117,702 remains outstanding, payable in monthly payments through October, 2003.

         The goodwill resulting from the transaction has been allocated to the Enterprise Recruiting Services business segment.

         The purchase price has been allocated as follows:

         Share consideration ............................      $  9,908,640
         Cash consideration .............................            10,000
         Acquisition costs ..............................           308,479
                                                               ------------
                                                                 10,227,119
                                                               ------------
         Current assets .................................         2,279,980
         Tangible long-term assets ......................         1,187,907
         Current liabilities ............................        (3,754,709)
         Long-term liabilities assumed ..................           121,682
         Intangible assets:
               Acquired technology ......................         7,670,000
               Customer base ............................           723,337
         Deferred income tax liability ..................        (3,357,300)
                                                               ------------
         Total net identifiable assets ..................         4,870,897
                                                               ------------
         Goodwill .......................................      $  5,356,222
                                                               ============

                                WORKSTREAM INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


ACQUISITION OF PURECARBON

         On July 1, 2002, the Company acquired certain assets and liabilities of PureCarbon, a California based company. As consideration for the purchase, the Company issued to the shareholders of PureCarbon 263,158 common shares, valued at approximately $1,000,000. PureCarbon is the provider of Internet software (JobPlanet) designed to integrate with behind-the-scenes human resources and recruiting technology. The purchase agreement provided for additional common shares to be issued to PureCarbon shareholders, with the number of shares equal to $500,000 divided by the closing price of the Company's common shares on or prior to August 15, 2003 should certain revenue targets for the twelve month period ending June 30, 2003 be realized. Management has determined that those revenue targets were not met and believes that those additional contingent common shares will not be issued. As required under the purchase agreement, an audit confirming whether the revenue targets were met is required to be performed. The issuance of any additional common shares will result in additional goodwill being recorded.

         The consolidated financial statements presented herein include the results of operations of PureCarbon from July 2, 2002.

         Management prepared a valuation of the net tangible and intangible assets acquired. The excess of the purchase price over the value of the net tangible and identifiable intangible assets acquired has been allocated to goodwill.

         The goodwill resulting from the transaction has been allocated to the Enterprise Recruiting Services business segment.

         The purchase price has been allocated as follows:

         Share consideration ..................  $ 1,000,000
         Acquisition costs                            28,000
                                                 -----------
                                                   1,028,000
                                                 -----------
         Current assets .......................      180,069
         Tangible long-term assets ............      144,819
         Current liabilities ..................     (134,161)
         Intangible assets:
               Acquired technology ............      667,000
               Customer base ..................      161,923
               Trademarks, domain names .......        8,350
                                                 -----------
         Total net identifiable assets ........    1,028,000
                                                 -----------
         Goodwill .............................  $        --
                                                 ===========

                                WORKSTREAM INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

ACQUISITION OF XYLO

         On September 13, 2002, the Company acquired 100% of the outstanding stock of Xylo, a Washington based company. As consideration for the purchase, the Company issued to the shareholders of Xylo 702,469 common shares valued at approximately $1.7 million. Xylo is a provider of Web-based Employee Retention Management ("ERM") solutions. Pursuant to the merger agreement with Xylo, an additional 330,579 common shares may be released from escrow subject to achievement of certain revenue targets for the twelve month period ending September 30, 2003. The issuance of any additional common shares will result in additional goodwill being recorded.

         The consolidated financial statements presented herein include the results of operations of Xylo from September 14, 2002.

         Management prepared a valuation of the net tangible and intangible assets acquired. The excess of the purchase price over the value of the net tangible and identifiable intangible assets acquired has been allocated to goodwill.

         The goodwill resulting from the transaction has been allocated to the Enterprise Recruiting Services business segment.


         Share consideration .........      $ 1,700,000
         Acquisition costs ...........          150,000
                                            -----------
                                              1,850,000
                                            -----------
         Current assets ..............          352,501
         Tangible long-term assets ...          447,572
         Current liabilities .........         (409,128)
         Intangible assets:
               Acquired technology ...        1,125,000
               Customer base .........          186,282
         Deferred income tax liability         (524,513)
                                            -----------
         Total net identifiable assets        1,177,714
                                            -----------
         Goodwill ....................      $   672,286
                                            ===========


         During fiscal 2002, the Company significantly expanded its operations through the completion of six acquisitions of companies that offered services that allow the Company to provide a full spectrum of HCM solutions. Those acquisitions consisted of acquiring 100% of the outstanding shares of the following companies: Paula Allen Holdings and its subsidiaries, OMNIpartners and its affiliates, RezLogic, and 6 FigureJobs.com. These acquisitions were made in consideration of issuance of our common shares at the time of the acquisition, as well as additional common shares held in escrow to be released upon achievement of certain profit and/or revenue targets. In addition, the Company acquired the technology and assets of Gonyea Career Marketing Inc., known as ResumeXpress, in consideration of a cash amount. The Company also acquired the technology and assets of Tech Engine in exchange for the assumption of a promissory note.

                                WORKSTREAM INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


CONTINGENT CONSIDERATION RELATING TO PRIOR ACQUISITIONS

         As at May 31, 2003 a total of 654,204 common shares were held in escrow relating to prior acquisitions as further described below. This total includes 323,625 common shares relating to 6FigureJobs.com which management believes will not be issued, as well as 330,579 common shares relating to Xylo. In addition to the escrowed shares, an estimated number of 520,833 common shares are contingently issuable related to the PureCarbon acquisition, which management believes will not be issued.

         Pursuant to the purchase agreement for OMNIpartners, an additional 500,000 common shares were held in escrow pending the achievement of certain revenue targets for the twelve months ended June 30, 2002. Management evaluated revenue results and determined that the targets were not achieved. Therefore, the 500,000 common shares held in escrow were cancelled in September 2002.

         Pursuant to the purchase agreement for RezLogic, an additional 297,021 common shares were held in escrow pending the achievement of certain revenue and profit targets for the twelve months ending June 30, 2002. Management evaluated results achieved and determined that the targets were not met. Therefore, the 297,021 common shares held in escrow were cancelled in November 2002.

         Pursuant to the purchase agreement for 6FigureJobs.com, an additional 323,625 common shares were to be released from escrow and issued to the former shareholders of 6FigureJobs.com provided that certain revenue and profit targets for the twelve month period ending September 30, 2002 were achieved. The Company determined that the revenue and profit targets were not achieved. However, the representative of the former shareholders of 6FigureJobs.com requested an audit to review the Company's calculations used in determining that the revenue and profit targets were not achieved. Management continues to believe that the targets were not met and that the shares currently held in escrow will be cancelled once the audit is completed.

         In March 2003, the Board of Directors of the Company approved the release of the final 500,000 common shares from escrow related to the purchase of Paula Allen Holdings following the achievement of certain targets at December 31, 2002. As a result, capital stock increased by $750,000 representing the value of 500,000 shares at $1.50 per share and goodwill also increased by $750,000. The escrow shares were distributed to the former owners of Paula Allen Holdings, which included Michael Mullarkey, the Company's Chief Executive Officer, who owned a majority of the outstanding shares of Paula Allen Holdings. Mr. Mullarkey's portion of the total escrow shares distributed is 437,500 shares.

         Pursuant to the purchase agreement for Xylo, an additional 330,579 common shares may be released from escrow subject to achievement of certain revenue targets for the twelve month period ending September 30, 2003. The issuance of any additional common shares will result in additional goodwill being recorded.

                                 WORKSTREAM INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


         Pursuant to the purchase agreement for PureCarbon, the Company may issue additional shares equal to $500,000 divided by the closing price of the Company's common shares on or prior to August 15, 2003 should certain revenue targets for the twelve month period ended June 30, 2003 be realized. Management has determined that the revenue targets were not met and believes that those common shares will not be issued. As required under the purchase agreement, an audit confirming whether the revenue targets were met is required to be performed. As at May 31, 2003, based on a market price per common share of $0.96, 520,833 common shares are contingently issuable.


UNAUDITED PRO FORMA FINANCIAL INFORMATION

         The following unaudited pro forma financial information gives effect to the acquisitions made by Workstream as if the transactions occurred at the beginning of the year ended May 31, 2002.


                                                               YEARS ENDED MAY 31,
                                                           2003               2002
                                                       -------------------------------
         Revenues ...............................      $ 18,843,739       $ 27,504,207
         Cost of revenues .......................         3,225,402          8,479,234
                                                       -------------------------------
         Gross profit ...........................        15,618,337         19,024,973
         Expenses ...............................        27,275,733         52,031,257
                                                       -------------------------------
         Operating loss .........................       (11,657,396)       (33,006,284)
         Interest and other income (expense) ....        (1,134,529)          (997,095)
         Recovery of deferred income taxes ......         1,734,490          1,567,974
         Current income tax recovery ............            42,128                 --
                                                       -------------------------------
         Net loss ...............................      $(11,015,307)      $(32,435,405)
                                                       ===============================
         Weighted average number of common shares        19,338,731         18,684,426
                                                       ===============================
         Pro forma loss per share ...............      $     (0.57)       $      (1.74)
                                                       ===============================



NOTE 7: CAPITAL ASSETS

Property and equipment consists of the following:

                                 WORKSTREAM INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


                                                              MAY 31,
                                                      2003              2002
                                                ------------------------------
         Furniture, equipment and leaseholds      $ 1,388,873       $ 1,441,436
         Office equipment ..................          241,659           222,518
         Computers and software ............        3,461,678         2,254,455
                                                -------------------------------
                                                    5,092,210         3,918,409
         Less accumulated amortization .....       (3,953,934)       (2,361,106)
                                                -------------------------------
         Net capital assets ................      $ 1,138,276       $ 1,557,303
                                                ===============================

         As of May 31, 2003 capital assets include net assets under capital lease of $27,410 (2002 - $119,342) net of accumulated amortization of $216,664 (2002 - $125,931).



NOTE 8:  ACQUIRED INTANGIBLE ASSETS

         Depreciable intangible assets consists of the following:


                                                                             MAY 31,
                                                                      2003             2002
                                                                -------------------------------

         Customer base ....................................      $  3,559,543       $ 2,488,000
         Acquired technologies ............................        10,281,632           819,632
         Trademarks, domain names and intellectual property           457,760           449,410
         Other ............................................                --             2,260
                                                                 ------------------------------
         Total cost .......................................        14,298,935         3,759,302
                                                                 ------------------------------
         Accumulated amortization:
         Customer base ....................................        (1,760,860)         (619,611)
         Acquired technologies ............................        (3,292,215)         (212,039)
         Trademarks, domain names and intellectual property          (162,934)          (71,521)
         Other ............................................                --            (2,260)
                                                                 ------------------------------
         Total accumulated amortization ...................        (5,216,009)         (905,431)
                                                                 ------------------------------

         Net acquired intangible assets ...................      $  9,082,926       $ 2,853,871
                                                                 ==============================

                                 WORKSTREAM INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9: GOODWILL

                                           ENTERPRISE          CAREER
                                           RECRUITING         TRANSITION
                                            SERVICES           SERVICES            TOTAL
                                          -------------------------------------------------
Goodwill at May 31, 2001 ................  $        --       $        --       $         --
Acquisitions during the year ............    6,984,835         8,563,337       $ 15,548,172
Impairment during the year ..............   (1,310,000)       (1,500,000)        (2,810,000)
                                           ------------------------------------------------
Goodwill at May 31, 2002 ................    5,674,835         7,063,337         12,738,172
                                           ------------------------------------------------
Acquisitions during the year.............    6,028,507                --          6,028,507
Issuance of contingent
     consideration ......................           --           750,000            750,000
Impairment during the year ..............   (2,133,242)               --         (2,133,242)
                                           ------------------------------------------------
Goodwill at May 31, 2003 ................  $ 9,570,100       $ 7,813,337       $ 17,383,437
                                           ================================================

NOTE 10: LINES OF CREDIT

         At May 31, 2003, the Company had an aggregate of $593,452 outstanding on a line of credit from the Bank of Montreal. Certain assets of the Company, including short-term investments, property and receivables, are pledged as collateral for this facility.

                                                          MAY 31,
                                                    2003          2002
                                                 ------------------------
          Line of credit - SunTrust ............       --      $  992,892
          Line of credit - Bank of Montreal ....  593,452         221,831
          Line of credit - Harris Bank .........       --         150,000
                                                 ------------------------
          Total line of credit ................. $593,452      $1,364,723
                                                 ========================

         At May 31, 2003, the Company had a line of credit with the Bank of Montreal at an effective interest rate of 6.0%. The Company is permitted to draw up to $1,000,000 Canadian dollars against this facility based on compensating balances on deposit with the bank. The Company has drawn CDN $812,139 as of May 31, 2003. The Company has provided collateral of CDN $830,000, leaving CDN $17,861 available to be drawn on this line.

         Certain of the Company's short-term investments were provided as collateral for the SunTrust line of credit. This line of credit bore interest at the rate of return on these short-term investments plus 1.5%. The Company was permitted to draw up to $1,000,000 against this facility. In December 2002, the Company paid down the line of credit to $nil with restricted cash that had been used as collateral for the credit line and subsequently cancelled the facility.

         The operating line of credit with the Harris Bank was authorized for up to $150,000. The interest rate on this line of credit was subject to change from time to time based on changes in the lender's prime rate. The line of credit was paid down to $nil in June 2002 and was subsequently cancelled.

         As at May 31, 2003, and May 31, 2002, a total of $1,307,439 and
$1,957,090, respectively, of short-term deposits were pledged as collateral for these facilities and the Company's leases and therefore restricted from the Company's use, to the following institutions:

                                 WORKSTREAM INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                                                              MAY 31,
                                                                                                          2003        2002
                                                                                                      -----------------------
          SunTrust Bank ...........................................................................   $       --   $  992,892
          SunTrust Bank - credit card department ..................................................           --       37,086
          Bank of America - credit card reserve ...................................................      399,786      399,883
          Bank of Montreal - Term loan, line of credit and a
              letter of credit for facility lease .................................................      907,653      527,229
                                                                                                      -----------------------
          Total restricted cash ...................................................................   $1,307,439   $1,957,090
                                                                                                      =======================

NOTE 11: LONG-TERM OBLIGATIONS

         Long-term obligations consists of the following:

                                                                                                              MAY 31,
                                                                                                          2003        2002
                                                                                                      -----------------------
          Term loan ...............................................................................   $  116,905   $  128,696
          Less: current portion ...................................................................       31,662       26,175
                                                                                                      -----------------------
                                                                                                      $   85,243   $  102,521
                                                                                                      =======================

         Long-term obligations represents a five year term loan maturing in May 2007 with monthly principal payments of CND $3,333 with the Bank of Montreal that bears interest at the Bank's prime rate plus 2.0%. Collateral has been provided as described in note 10.

         As at May 31, 2003 the maturities for long-term obligations are as follows:

          Year ended May 31,
                   2004                                                                                          $   31,662
                   2005                                                                                              29,226
                   2006                                                                                              29,226
                   2007                                                                                              26,791
                                                                                                       ---------------------
                                                                                                                 $  116,905
                                                                                                       =====================


NOTE 12:  RELATED PARTY OBLIGATIONS

         Related party obligations consist of the following:
                                                                                                               MAY 31,
                                                                                                          2003         2002
                                                                                                      -----------------------
          Note payable ............................................................................   $   33,838   $  115,437
          Deferred compensation ...................................................................      797,880           --
          Shareholder loans .......................................................................    1,750,312    1,409,576
                                                                                                      -----------------------
                                                                                                       2,582,030    1,525,013
          Less: current portion ...................................................................      178,623    1,116,943
                                                                                                      -----------------------
                                                                                                      $2,403,407   $  408,070
                                                                                                      =======================

                                 WORKSTREAM INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         The note payable to a related party is non-interest bearing and repayable in monthly installments of $10,200 beginning in October 2001 and ending in April 2003. As at May 31, 2003, the last three payments have not been made due to a disagreement with the related party.

         During fiscal 2003, Michael Mullarkey, the Company's Chief Executive Officer, agreed to defer until June 1, 2004, a total of $797,880 in compensation earned as of May 31, 2003, accruing interest at 8.0% annually. After June 1, 2004, Mr. Mullarkey and the Company will mutually agree on the repayment terms of his deferred compensation.

         During the fiscal years 2003 and 2002, the Company received $500,000 and $750,000 respectively, in working capital loans from Mr. Mullarkey. These loans accrued interest at 4.75%. During fiscal 2003, the Company consolidated the loans made by Mr. Mullarkey to the Company along with the interest accrued thereon into a five year term loan. The consolidated term loan is collateralized by certain inventory, equipment, accounts receivable and other assets. The consolidated term loan balance at May 31, 2003 is $1,287,901 and bears interest at 8% per annum. The Company is required to make monthly interest only payments during the first 24 months and monthly interest and principal payments thereafter. In addition, Mr. Mullarkey has agreed to provide the Company with a $1,200,000 credit facility bearing interest at 8% per annum. With respect to each draw against the credit facility, the Company is required to make monthly interest only payments during the first 24 months from the draw date and thereafter monthly interest and principal payments over a three year period. The Company is allowed to draw against this credit facility as needed.

         The balance of the shareholder loans consists of a term loan assumed as part of the acquisition of Paula Allen Holdings which is non-interest bearing and is repayable in quarterly installments of $52,500 beginning in April 2001 and ending in January 2006. The Company recorded the present value of these shareholder notes at the time of the acquisition utilizing a 15% discount rate. Imputed interest is charged to expense over the term to maturity.



          As at May 31, 2003 the related party obligations maturities are as follows:

          Year ended May 31,
          2004                                              $    178,623
          2005                                                 1,111,349
          2006                                                   576,558
          2007                                                   429,300
          2008                                                   286,200
                                                         ---------------
                                                            $  2,582,030
                                                         ===============

                                 WORKSTREAM INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 13:  CAPITAL LEASE OBLIGATIONS

         Capital lease obligations consist of the following:


                                                                                            MAY 31,
                                                                                    2003                2002
                                                                              ----------------------------------
          Capital leases.................................................     $     171,198        $    168,350
          Less: current portion..........................................            97,882              48,411
                                                                              ----------------------------------
                                                                              $      73,316        $    119,939
                                                                              ==================================


         Capital lease obligations relate to office equipment, computers and software and bear interest at rates that range from 7.5% to 15.1% per annum. These leases mature at various times through October 2005.


NOTE 14:  COMMITMENTS AND CONTINGENCIES

           The Company has obligations under non-cancelable capital leases and operating leases for office equipment, computer software and hardware, vehicles and facilities. The leases expire at various dates through fiscal 2007 and, in many cases, provide for renewal options. Most of the leases require the payment of related executory costs, which include payment of taxes, maintenance and insurance.

           A summary of the future minimum lease payments under the Company's non-cancelable leases as of May 31, 2003 is as follows:


                                                                                  Capital              Operating
                                                                                  Leases                Leases
                                                                             --------------------------------------
          Year ended May 31:
          2004                                                               $        112,402           $ 1,529,242
          2005                                                                         53,724               839,785
          2006                                                                         27,194               666,134
          2007                                                                             --               393,543
          2008                                                                             --               432,240
          Thereafter                                                                       --             1,116,621
                                                                             --------------------------------------
          Total minimum lease payments                                                193,320           $ 4,977,565
                                                                                                    ===============
          Less amount representing interest                                           (22,122)
                                                                             ----------------
          Total minimum lease payments                                                171,198
          Less current maturities                                                     (97,882)
                                                                             ----------------
                                                                             $         73,316
                                                                             ================



         Rent expense totaled $1,988,955, $1,495,726, and $436,085 for the years ended May 31, 2003, 2002 and 2001, respectively, under operating leases. The Company has provided the landlord of the corporate headquarters location in Ottawa with a letter of credit in the amount of $197,296. (See note 10)

                                 WORKSTREAM INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


         Two of the Company's wholly-owned subsidiaries, Paula Allen Holdings, doing business as Allen And Associates, and OMNIpartners, were named as defendants in a lawsuit filed by 11263 Mississippi, LLC and 14617 Vanowen LLC. The complaint was filed on May 16, 2003 in the Clark County District Court in Nevada. OMNIpartners leased office space from 11263 Mississippi, LLC and 14617 Vanowen LLC in Las Vegas, Nevada and then subleased certain portions of the office space to Allen And Associates and an unrelated third party, U.S. Vehicle. In this action, 11263 Mississippi, LLC and 14617 Vanowen LLC allege that OMNIpartners breached the lease agreement and seek approximately $178,274 for unpaid rents, maintenance charges and other charges as well as an undetermined amount for attorneys' fees. OMNIpartners alleges the plaintiffs tortiously interfered with its sublease agreement with U.S. Vehicle by moving U.S. Vehicle into a nearby facility and leasing space to it. OMNIpartners also filed a lawsuit against U.S. Vehicle and its principals alleging a breach of its sublease agreement with OMNIpartners. This action was filed on April 18, 2002 in the Clark County District Court in Nevada. In this action, OMNIpartners seeks approximately $115,000 for unpaid rents, maintenance charges and other charges as well as an undetermined amount for attorneys' fees. The Company believes OMNIpartners has meritorious defenses to the allegations contained in the complaint brought by 11263 Mississippi, LLC and 14617 Vanowen LLC and intends to vigorously defend this action. Meredith and Marvin Cohen, former shareholders of OMNIpartners, were also named as defendants in the complaint as guarantors under the lease agreement. OMNIpartners has agreed to defend and indemnify Mr. and Mrs. Cohen in the lawsuit.

         The Company is subject to other legal proceedings and claims which arise in the ordinary course of our business. The Company does not believe that the resolution of such actions will materially affect the Company's business, results of operations or financial condition.



NOTE 15: CONVERTIBLE NOTES



                                                                                  MAY 31,
                                                                          2003              2002
                                                                      -----------------------------
         Convertible notes, face value at issue date ..............   $ 2,900,000       $ 2,900,000

         Less: Amount allocated to detachable warrants ............    (1,038,380)       (1,038,380)
               Amount allocated to beneficial
                       conversion feature .........................    (1,763,387)       (1,763,387)
                                                                      -----------------------------
         Discounted value of convertible notes ....................        98,233            98,233


         Note conversion ..........................................      (200,000)               --
         Amortization of discount .................................       550,838            33,364
                                                                      -----------------------------
         Convertible notes ........................................   $   449,071       $   131,597
                                                                      =============================

                                 WORKSTREAM INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         During fiscal 2002, the Company issued 8% Senior Subordinated Convertible Notes (the "Convertible Notes") with detachable warrants as further described below. The total gross proceeds received upon issuance of the convertible notes totaling $2,900,000 was allocated between the convertible debt and warrants based on their relative fair values. The fair value of the detachable warrants was calculated using the Black Scholes pricing model. Additionally, the Convertible Notes have a non-detachable conversion feature where the fair value of the underlying equity securities exceeds the conversion price of the debt ("beneficial conversion feature"). The value of the beneficial conversion feature is measured as the excess of the fair value of the underlying shares over the conversion price up to, but not exceeding, the net proceeds received upon issuance of the Convertible Notes. The value ascribed to the beneficial conversion feature is recorded as paid-in capital. The total discount on the Convertible Notes is recognized as interest expense using the effective yield method over the two year term to maturity of the Convertible Notes.

         The detachable warrants entitle the Convertible Note holders to purchase 658,000 common shares at an exercise price of $3.70 per share, subject to adjustment upon the occurrence of certain events. The Convertible Notes are convertible into a class of preferred shares designated Series A Convertible Preferred Shares, no par value per share (the "Series A Shares"). The conversion price of the Convertible Notes into Series A Shares is $100 per share, subject to adjustment upon the occurrence of certain events. The Series A Shares are convertible into a number of common shares determined by dividing $100 by a floating conversion price based on the market price of our common shares, provided that the conversion price cannot exceed the lesser of $0.75 or 80% of the market price of our common shares for the five day period immediately preceding conversion. The conversion price for the Series A Shares into common shares is subject to further adjustment upon the occurrence of certain events. At the election of the holder, the Convertible Notes may be converted directly into our common shares at a conversion price equal to 80% of the average closing price of our common shares for the five day period before such conversion.

         During fiscal year 2003, certain holders of the Company's Convertible Notes exercised their option to convert a portion of the Convertible Notes. This resulted in a conversion of $200,000 of the Convertible Notes into Series A Shares, which were immediately converted into common shares. As a result of the foregoing conversions, 210,525 common shares were issued at a conversion price equal to 80% of the average market price of the Company's common shares for the five days prior to conversion, resulting in a conversion price of $0.95 per share. The Convertible Notes mature $1,500,000 in April, 2004, and $1,200,000 in May, 2004. (Also see note 24)

         During May 2003, the Company raised additional capital by issuing an individual 266,666 common shares at $0.75 per share and warrants to purchase 133,333 common shares at an exercise price of $1.50 per share, subject to adjustment upon the occurrence of certain events. In May 2003, the Company also entered into agreements with another individual and two institutional investors whereby the Company agreed to sell and they agreed to purchase 933,334 common shares at $0.75 per share and warrants to purchase 333,334 common shares at an exercise price of $1.50 per share, subject to adjustment upon the occurrence of certain events. The closing on the sale of these additional common shares and warrants occurred in June 2003. As a result of these sales, any future conversion of Series A Shares will be made at a price per share not to exceed the lesser of $0.75 or 80% of the market price of our common shares for the five day period immediately preceding conversion.

                                 WORKSTREAM INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS




NOTE 16:  INCOME TAXES

         The Company operates in several tax jurisdictions. Its income is subject to varying rates of tax, and losses incurred in one jurisdiction cannot be used to offset income taxes payable in another.

         The loss before income taxes consisted of the following:



                                                                   YEARS ENDED MAY 31,
                                                         2003              2002             2001
                                                    -----------------------------------------------
 Canada ............................................$  1,174,000       $ 1,577,000       $5,104,000
 United States .....................................  10,131,000         5,413,000               --
                                                    -----------------------------------------------
 Loss before income taxes ..........................$ 11,305,000       $ 6,990,000       $5,104,000
                                                    ===============================================


The provision (recovery) for income taxes consists of the following:


                                                                  YEARS ENDED MAY 31,
                                                       2003              2002             2001
                                                    -----------------------------------------------
 Canadian domestic:
 Current income taxes ..............................$    (46,000)        $      --         $     --
 Deferred income taxes .............................           --               --               --

 United States:
 Current income taxes ..............................       4,000            81,000               --
 Deferred income taxes .............................  (1,586,000)         (109,000)              --
                                                    -----------------------------------------------
 Provision for (recovery of)
      income taxes .................................$ (1,628,000)      $   (28,000)        $     --
                                                    ===============================================

                                 WORKSTREAM INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


         A reconciliation of the combined Canadian federal and provincial income tax rate with the Company's effective income tax rate is as follows:


                                                                                   YEAR ENDED MAY 31,
                                                                      2003              2002               2001
                                                               -----------------------------------------------------
          Combined Canadian federal and
               provincial tax rate .............................          37.8%             40.50%             42.30%
          Income tax recovery based on
               combined Canadian federal and
               provincial rate .................................  $  4,273,000        $ 2,831,000        $ 2,060,000
          Effect of foreign tax rate differences ...............       223,000            (12,000)                --
          Deductible amounts charged to equity .................        47,000            563,000            261,000
          Change in enacted tax rates ..........................      (410,000)          (870,000)          (162,000)
          Non-deductible amounts ...............................      (362,000)          (125,000)            (4,000)
          Write-down of non deductible goodwill ................      (853,000)        (1,138,000)                --
          Change in valuation allowance ........................    (9,463,000)        (1,369,000)        (2,239,000)
          Utilization of losses ................................            --           (252,000)                --
          Reversal of basis difference relating to
               acquired intangibles ............................            --            361,000                 --
          Effect of changes in carryforward amounts ............       911,000                 --                 --
          Deferred tax assets arising from
              acquisitions .....................................     6,633,000                 --                 --
          Effect of foreign exchange rate differences ..........       627,000             69,000             84,000
          Other ................................................         2,000            (30,000)                --
                                                               -----------------------------------------------------
          Recovery of income taxes .............................  $  1,628,000        $    28,000         $       --
                                                                ====================================================


The components of the Company's net deferred income taxes are as follows:



                                                                                   YEAR ENDED MAY 31,
                                                                        2003               2002               2001
                                                                    ---------------------------------------------------
          Deferred income tax assets:
          Scientific Research and Experimental
                Development ("SR&ED") expenses .................    $    291,000        $   341,000        $   201,000
          Loss carryforwards ...................................      14,213,000          6,435,000          5,319,000
          Asset basis differences ..............................       2,354,000            535,000                 --
          Share issue costs ....................................         314,000            362,000                 --
          Investment tax credits ...............................         195,000            186,000                 --
          Other ................................................          36,000            139,000            280,000
                                                                    --------------------------------------------------
                                                                      17,403,000          7,998,000          5,800,000
          Less:  valuation allowance ...........................     (16,632,000)        (7,169,000)        (5,800,000)
                                                                    --------------------------------------------------
                                                                         771,000            829,000                 --
                                                                    --------------------------------------------------
          Deferred income tax liabilities:
          Intangible assets ....................................      (3,379,000)        (1,142,000)                --
                                                                    --------------------------------------------------
          Net deferred income tax liabilities ..................    $ (2,608,000)       $  (313,000)       $        --
                                                                    ==================================================

                                 WORKSTREAM INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         The Company has incurred net losses since inception. At May 31, 2003, the Company had approximately $19,000,000 in net operating loss carryforwards for U.S. federal income tax purposes that expire in various amounts through 2023, and approximately $23,000,000 in net operating loss carryforwards for Canadian federal and provincial income tax purposes that expire in various years through 2010. Management has determined that it is more likely than not that a component of deferred tax assets relating to United States operations will be realized; therefore deferred tax assets relating to those operations have been recognized. A valuation allowance has been provided for the balance of net tax assets. The change in the valuation allowance for the year ended May 31, 2003, 2002 and 2001 was an increase of $9,463,000, $1,369,000, and $2,239,000, respectively, resulting primarily from net operating losses generated during the periods.

NOTE 17:  FINANCIAL INSTRUMENTS

INTEREST RATE AND FOREIGN EXCHANGE RISK

         The Company has short-term investments and deposits that earn interest at fixed rates ranging from 1.75% to 2.25%.

         As explained in note 10, the Company has a line of credit with the Bank of Montreal that bears interest based on the bank's prime rate plus 2%. Fluctuations in the Bank's prime rate or exchange rates would result in an impact on financial results. The Company also has a letter of credit with a Canadian bank based on a fixed rate of 1.2% and fluctuations in exchange rates would have a financial impact.

         The Company has outstanding $2.7 million in convertible notes with a two year term that bear interest at 8% annually. The notes were discounted for the fair value of the warrants attached and a beneficial conversion feature, which resulted in recording the notes at $98,000 which will be accreted up to $2.7 million over the two year period.

         The Company has a five year term loan of $1,287,901 maturing in January 31, 2008 with our Chief Executive Officer, Michael Mullarkey. The consolidated term loan bears interest at 8% per annum. Under the term loan, the Company is required to make monthly interest only payments during the first 24 months and monthly interest and principal payments thereafter. In addition, Mr. Mullarkey has agreed to provide us with a $1,200,000 credit facility bearing interest at 8% per annum. With respect to each draw against the credit facility, the Company is required to make monthly interest only payments during the first 24 months from the draw date and thereafter monthly interest and principal payments over a three year period. The Company is allowed to draw against this credit facility as needed. Mr. Mullarkey also agreed to defer until June 1, 2004, a total of $797,880 in compensation earned as of May 31, 2003, with interest accruing on the balance at 8% annually. After June 1, 2004, Mr. Mullarkey and the Company will mutually agree on the repayment terms of his deferred compensation.

                                 WORKSTREAM INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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



NOTE 18: SHARE CAPITAL

         The authorized share capital consists of an unlimited number of no par value common shares, an unlimited number of Class A Preferred Shares, no par value per share (the "Class A Preferred Shares"), and an unlimited number of Series A Convertible Preferred Shares, no par value per share (the "Series A Shares"). There were 19,951,570 common shares outstanding as of May 31, 2003 (May 31, 2002 - 14,851,905). As of May 31, 2003, an additional 654,204 shares were being held in escrow as a result of the terms of acquisitions and an estimated 520,833 are contingently issuable related to the PureCarbon acquisition. (See note 6) These shares are to be released from escrow or issued if certain profit and/or revenue targets are achieved. Management believes that the profit and/or revenue targets of the 6FigureJobs.com and PureCarbon acquisitions have not been met, and believes that the escrow shares related to the 6FigureJobs.com acquisition will be cancelled and that the contingently issuable common shares related to the PureCarbon acquisition will not be issued. The periods covered by the escrow agreements extend until September 30, 2003. As at May 31, 2003, there were no Class A Preferred Shares or Series A Shares outstanding.

         As a result of the acquisitions completed during fiscal 2003, 3,765,627 common shares were issued as follows: Icarian acquisition - 2,800,000 shares, PureCarbon acquisition - 263,158, and Xylo acquisition - 702,469. The aggregate value ascribed to these shares issued for acquisitions was $12,618,640. (See note 6)

         In February 2003, certain holders of the Company's Convertible Notes converted $200,000 of the Convertible Notes into Series A Shares, which were immediately converted into common shares. As a result of the foregoing conversions, 210,525 common shares were issued at a conversion price equal to 80% of the average market price of the Company's common shares for the five days prior to conversion, resulting in a conversion price of $0.95 per share.

          In March 2003, a former landlord of Icarian was issued 275,000 common shares valued at $253,000 as part of an agreement to terminate a lease between Icarian and the landlord.

           In March 2003, the Board of Directors of the Company approved the release to the former shareholders of Paula Allen Holdings of the final 500,000 shares valued at $750,000 from escrow related to the Paula Allen Holdings acquisition.

         In May 2003, the Company received $200,000 from a private investor, in exchange for the issuance of 266,666 common shares and warrants.

                                 WORKSTREAM INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         During the fiscal year 2003, 46,173 shares were issued through exercise of stock options for an aggregate cash amount of $53,535.

         In addition to common shares outstanding, warrants were issued in December 1999 to the underwriters of the Company's initial public offering in December 1999. In December 1999, 245,000 warrants were issued with an exercise price of $9.90 and in March 2001, 245,000 warrants were issued with an exercise price of $1.00. The term of the warrants issued are both four years from the issue date. In April and May of fiscal 2002, 658,000 detachable warrants were issued in conjunction with the Convertible Notes. These warrants have an exercise price of $3.70 per share, subject to adjustment upon the occurrence of certain events and a five year term. In May 2003, 133,333 warrants were issued in conjunction with the common shares issued to the private investor. These warrants have an exercise price of $1.50 per share, subject to adjustment upon the occurrence of certain events and a four year term.

         During the fiscal year 2003, 50,000 of the previously issued underwriter warrants were exercised on a cashless basis resulting in the issuance of 35,674 common shares.



NOTE 19:  STOCK BASED COMPENSATION PLANS

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

         On October 5, 2000, the shareholders approved the 2000 Amended and Restated Employee and Directors Stock Option Plan (the "2000 Plan") to replace the 1999 Plan. The 2000 Plan is similar to the 1999 Plan but increased the number of shares available for issuance under the 1999 Plan from 250,000 to 1,150,000.

         On July 26, 2001, the shareholders approved the 2001 Amended and Restated Employee and Directors Stock Option Plan (the "2001 Plan") to replace the 2000 Plan. The 2001 Plan is similar to the 2000 Plan but definitions of `affiliate' and `consultant' have been added and the definition of `participant' has been amended to mean current or former full-time employee, consultant or director of the Company or an affiliate. The number of shares available was also increased from 1,150,000 to 2,500,000.

                                 WORKSTREAM INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         On November 7, 2002, the shareholders approved the 2002 Amended and Restated Employee and Directors Stock Option Plan (the "2002 Plan") to replace the 2001 Plan. The number of shares available was increased from 2,500,000 to 3,000,000.

         Pro forma information regarding net loss is required by SFAS No. 123 and has been determined as if the Company had accounted for its employee stock options under the fair value method. The fair value of options granted is estimated at the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:


                                                                              YEAR ENDED MAY 31,
                                                                  2003             2002               2001
                                                              ---------------------------------------------------
          Weighted average risk free interest rates                 2.94%                3.12%              4.50%
          Expected dividend yield                                      0%                   0%                 0%
          Expected volatility                                        115%                  50%               196%
          Expected lives (in years)                                  3.5                  3.5                3.5


         The following reflects the impact on earnings as if the Company had recorded additional compensation expense:



                                                                             YEAR ENDED MAY 31,
                                                                   2003                2002              2001
                                                           -------------------------------------------------------

          Net loss, as reported                            $     (9,676,602)    $   (6,961,305)   $     (5,103,835)
          Estimated incremental share based
               compensation expense                                (798,700)        (1,036,847)           (650,764)
                                                           -------------------------------------------------------
          Pro forma net loss                               $    (10,475,302)    $   (7,998,152)   $     (5,754,599)
                                                           =======================================================
          Weighted average common shares
               outstanding during the year                       18,607,725         13,281,374           7,710,284
                                                           =======================================================

          Basic and diluted loss per share, as
               reported                                    $          (0.52)    $        (0.52)   $          (0.66)
                                                           =======================================================
          Pro forma basic and diluted loss
               per share                                   $          (0.56)    $        (0.60)   $          (0.75)
                                                           =======================================================

                                 WORKSTREAM INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Stock option activity and related information is summarized as follows:


                                                                                                     Weighted
                                                                                Number               Average
                                                                              of Options          Exercise Price
                                                                           ---------------------------------------
          Balance outstanding - May 31, 2000                                       571,300                  $3.43
               Granted                                                           1,074,569                  $2.61
               Exercised                                                           (10,634)                 $1.52
               Forfeited                                                          (308,199)                 $2.70
                                                                           ---------------
          Balance outstanding - May 31, 2001                                     1,327,036                  $2.85
               Granted                                                           1,189,700                  $2.57
               Exercised                                                           (11,833)                 $1.63
               Forfeited                                                          (623,608)                 $2.97
                                                                           ---------------
          Balance outstanding - May 31, 2002                                     1,881,295                  $2.64
               Granted                                                             463,500                  $1.34
               Exercised                                                           (46,173)                 $1.20
               Forfeited                                                          (509,570)                 $2.57
                                                                           ---------------
          Balance outstanding - May 31, 2003                                     1,789,052                  $2.33
                                                                           ===============




         The weighted average exercise price of options granted during the year is as follows:


                                                                 FOR THE YEAR ENDED MAY 31,
                                                2003                       2002                        2001
                                        ---------------------   --------------------------   -------------------------
Options issued with exercise
     price at market price                 463,500     $1.34        479,700       $2.47         1,074,569        $2.61
Options issued with exercise
     price above market price                   --        --        210,000       $3.11                --           --
Options issued with exercise
     price below market price                   --        --        500,000       $2.45                --           --

                                 WORKSTREAM INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS





         The weighted average fair value of options granted during the year is as follows:

                                                              FOR THE YEAR ENDED MAY 31,
                                                2003                     2002                       2001
                                        --------------------  -------------------------  --------------------------
Options issued with exercise
     price at market price                 463,500     $1.02        479,700    $0.99         1,074,569       $2.38
Options issued with exercise
     price above market price                   --        --        210,000    $1.10                --          --
Options issued with exercise
     below market price                         --        --        500,000    $1.22                --          --


         Information about options outstanding at May 31, 2003 is as follows:




                                            Options Outstanding                           Options Exercisable
                              ------------------------------------------------       -------------------------------
                                                  Weighted
                                                  Average
                                                 Remaining        Weighted                             Weighted
                                                Contractual        Average                              Average
                                                    Life          Exercise                             Exercise
    Exercise Price                Shares          (Years)           Price               Shares           Price
-----------------------       --------------- ----------------- --------------       -------------- ----------------
      $1.00-1.99                 550,260            4.03            $1.04               174,836          $1.07
      $2.00-2.99                 936,200            3.27            $2.46               540,326          $2.47
    $3.00 and over               302,592            1.99            $4.28               281,446          $4.33



NOTE 20: NET CHANGE IN OPERATING COMPONENTS OF WORKING CAPITAL:



                                                          YEARS ENDED MAY 31,
                                                  2003            2002           2001
                                              -------------------------------------------
Accounts receivable                           $ 1,119,483       $ (42,935)      $ 146,103
Prepaid expenses                                  117,277         223,522          44,674
Deposits                                          (97,559)       (146,605)             --
Other assets                                      118,499          70,332        (117,678)
Accounts payable and accrued liabilities       (1,172,995)       (272,414)        142,939
Accrued compensation                             (352,353)        498,124          57,995
Deferred revenue                                 (335,191)        (66,653)       (506,596)
                                              -------------------------------------------
                                                 (602,839)        263,371        (232,563)
Amounts included in accounts payable
     related to capital asset purchases                --              --         (36,089)
                                              -------------------------------------------
                                              $  (602,839)      $ 263,371       $(268,652)
                                              ===========================================

                                 WORKSTREAM INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 21:  SEGMENTED AND GEOGRAPHIC INFORMATION

         Prior to the acquisitions described in note 6, the Company had one reportable segment: Enterprise Recruiting Services and all sales were in Canada during fiscal 2001. As a result of the acquisitions, Workstream now has two distinct operating segments: Enterprise Recruiting Services and Career Transition Services. Operations are conducted in Canada and the United States. Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the corporation's chief decision maker in deciding how to allocate resources and assess performance. The Company's chief decision maker is the Chief Executive Officer. The following is a summary of the Company's operations by business segment and by geographic region for the years ended May 31, 2003 and May 31, 2002:


                                                      ENTERPRISE              CAREER
                                                      RECRUITING            TRANSITION
                                                       SERVICES              SERVICES               TOTAL
                                                  -------------------------------------------------------------
BUSINESS SEGMENT
YEAR ENDED MAY 31,2003
Revenue                                           $    10,777,294        $     7,059,696      $      17,836,990
Expenses                                               15,301,033              7,610,637             22,911,670
                                                  -------------------------------------------------------------
Business segment loss                             $    (4,523,739)       $      (550,941)            (5,074,680)
                                                  =======================================
Corporate overhead, other revenues
     and expenses                                                                                    (4,601,922)
                                                                                              -----------------
Net loss                                                                                      $      (9,676,602)
                                                                                              =================
AS AT MAY 31, 2003
Tangible assets                                   $     3,354,100        $       107,428      $       3,461,528
Intangible assets                                       8,576,138                506,788              9,082,926
Goodwill                                                9,570,099              7,813,338             17,383,437
                                                  -------------------------------------------------------------
                                                  $    21,500,337        $     8,427,554             29,927,891
                                                  =======================================
Assets not allocated to business
     segments                                                                                           690,596
                                                                                              -----------------
Total assets                                                                                  $      30,618,487
                                                                                              =================
YEAR ENDED MAY 31, 2002
Revenue                                           $     6,450,374        $     8,301,246      $      14,751,620
Expenses                                               10,123,277             10,290,488             20,413,765
                                                  -------------------------------------------------------------
Business segment loss                                $ (3,672,903)       $    (1,989,242)            (5,662,145)
                                                  ======================================
Corporate overhead, other revenues
     and expenses                                                                                    (1,299,160)
                                                                                              -----------------
Net loss                                                                                      $      (6,961,305)
                                                                                              =================
AS AT MAY 31, 2002
Tangible assets                                   $     6,032,404        $       550,538      $       6,582,942
Intangible assets                                       1,834,599                767,415              2,602,014
Goodwill                                                5,674,838              7,063,337             12,738,175
                                                  -------------------------------------------------------------
                                                  $    13,541,841        $     8,381,290             21,923,131
                                                  ======================================
Assets not allocated to business
     segments                                                                                         1,352,466
                                                                                              -----------------
Total assets                                                                                  $      23,275,597
                                                                                              =================


                                 WORKSTREAM INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                                            CANADA                 USA               TOTAL
                                                     ---------------------------------------------------------
GEOGRAPHY

YEAR ENDED MAY 31, 2003
Revenue                                             $         2,338,404     $     15,498,586    $    17,836,990
Expenses                                                      4,574,968           23,421,183         27,996,151
                                                     ----------------------------------------------------------
Geographical loss                                   $        (2,236,564)    $     (7,922,597)       (10,159,161)
                                                     ===========================================
Other revenues and expenses                                                                             482,559
                                                                                                ---------------
Net loss                                                                                        $    (9,676,602)
                                                                                                ===============


AS AT MAY 31, 2003
Geographic segment assets                           $         2,572,495        $    28,045,992  $    30,618,487
                                                    =====================-=====================================


YEAR ENDED MAY 31, 2002
Revenue                                             $         2,527,412        $    12,224,208  $    14,751,620
Expenses                                                      4,182,544             17,826,295       22,008,839
                                                     ----------------------------------------------------------
Geographical loss                                   $        (1,655,132)       $    (5,602,087)      (7,257,219)
                                                     ===========================================
Other revenues and expenses                                                                             295,914
                                                                                                ---------------
Net loss                                                                                        $    (6,961,305)
                                                                                                ===============

AS AT MAY 31, 2002
Geographic segment assets                           $         4,469,560        $     18,806,037 $    23,275,597
                                                     ==========================================================

                                 WORKSTREAM INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 22:  RECENT ACCOUNTING PRONOUNCEMENTS

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

         In April 2002, the FASB issued SFAS No. 145, RESCISSION OF FASB STATEMENTS NO. 4, 44, AND 64, AMENDMENT OF FASB STATEMENT NO. 13, AND TECHNICAL CORRECTION, which, among other technical changes, eliminates the classification of extinguishment of debt as an extraordinary item. This statement is effective for fiscal years beginning after May 15, 2002, which for the Company is the fiscal year beginning June 1, 2002. The Company has adopted this new standard and it has not had an impact on its financial statements.

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

         In December 2002, the FASB issued SFAS No. 148, ACCOUNTING FOR STOCK-BASED COMPENSATION - TRANSITION AND DISCLOSURE - AN AMENDMENT OF FASB STATEMENT NO. 123. SFAS No. 148 amends SFAS No. 123, ACCOUNTING FOR STOCK-BASED COMPENSATION, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The transition guidance and annual disclosure provisions of SFAS No. 148 are effective for fiscal years ending after December 15, 2002, with earlier application permitted in certain circumstances, which for the Company is the year ending May 31, 2003. The Company has adopted the disclosure requirements of FAS 148.

         In April 2003, the FASB issued SFAS No. 149, AMENDMENT OF STATEMENT 133 ON DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES, to amend and clarify financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. The provisions of this statement are effective for contracts entered into or modified after June 30, 2003.

         In May 2003, the FASB issued SFAS No. 150, ACCOUNTING FOR CERTAIN FINANCIAL INSTRUMENTS WITH CHARACTERISTICS OF BOTH LIABILITIES AND EQUITY. The statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. This statement will be effective for financial instruments entered into or modified after May 31, 2003. The Company does not expect the adoption of SFAS No. 150 to have a material effect on our financial position or results of operations.

NOTE 23: EARNINGS PER SHARE

         For all the periods presented, diluted net loss per share equals basic net loss per share due to the anti-dilutive effect of employee stock options, warrants and escrowed shares.

         Weighted average number of shares outstanding is computed as follows:


          Shares outstanding at May 31, 2000                                                      7,701,627
          Weighted average number of shares issued for acquisitions                                       -
          Weighted average number of shares issued for employee options                               8,657
                                                                                            ---------------
          Weighted average number of shares outstanding for the year
                ended May 31, 2001                                                                7,710,284
                                                                                             ===============

          Shares outstanding at May 31, 2001                                                      7,712,262
          Weighted average number of shares issued for acquisitions                               5,601,472
          Weighted average number of shares issued for employee options                               3,947
          Weighted average number of shares issued for services rendered                              5,063
          Weighted average number of shares cancelled                                              (41,370)
                                                                                             ---------------
          Weighted average number of shares outstanding for the year
                ended May 31, 2002                                                               13,281,374
                                                                                             ===============

          Shares outstanding at May 31, 2002                                                     14,851,905
          Weighted average number of shares issued for acquisitions                               3,534,622
          Weighted average number of shares issued for employee options                              32,011
          Weighted average number of shares issued for exercise of warrants                          29,810
          Weighted average number of shares issued for exit costs                                    91,164
          Weighted average number of shares issued for conversion
               of convertible note                                                                   67,483
          Weighted average number of shares issued to investors                                         730
                                                                                             ---------------
          Weighted average number of shares outstanding for the year
               ended May 31, 2003                                                                18,607,725
                                                                                             ===============

                                 WORKSTREAM INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


         The following outstanding instruments could potentially dilute basic earnings per share in the future:



                                                                                                MAY 31, 2003
                                                                                            ---------------------
          Convertible notes                                                                            2,112,381
          Stock options                                                                                1,789,052
          Escrowed shares                                                                                654,204
          PureCarbon contingent shares                                                                   520,833
          Warrants issued to investor                                                                    133,333
          Warrants issued with convertible notes                                                         658,000
          Underwriter warrants                                                                           440,000
                                                                                            ---------------------
          Potential increase in number of shares from dilutive instruments                             6,307,803
                                                                                            =====================



NOTE  24: SUBSEQUENT EVENTS

         In June 2003, the Company received $700,000 from private investors in exchange for the issuance of 933,334 common shares and 333,334 warrants. The proceeds from these funds will be used for potential acquisitions and for working capital needs.

         In June 2003, certain holders of the Company's 8% Senior Subordinated Convertible Notes exercised their option to convert a portion of the Convertible Notes. This resulted in a conversion of $600,000 of the Convertible Notes into Series A Convertible Preferred Shares, which were immediately converted into common shares. As a result of the foregoing conversions, 800,000 common shares were issued at a conversion price equal to $0.75 per share.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    None.

                                 WORKSTREAM INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

ITEM 9A. CONTROLS AND PROCEDURES

         As of the end of fiscal 2003, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of our disclosure controls and procedures. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms. There were no changes during the fourth quarter of fiscal 2003 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

                                     PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K


(a) Documents filed as part of this report:

    1. Financial Statements. (See Page 49)

    2. Financial Statement Schedule. (None)

    3. Exhibits. (See (c) below)

(b) Reports on Form 8-K

We filed the following reports on Form 8-K during the last quarter of the period covered by this report:

         (1) Current Report on Form 8-K with respect to Item 5 filed on April 11, 2003

         (2) Current Report on Form 8-K with respect to Item 9 filed on May 5, 2003; and

         (3) Current Report on Form 8-K with respect to Item 5 filed on May 14, 2003.


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

         3.4      Articles of Amendment, dated November 7, 2002 (incorporated by reference to Exhibit 4.4 to the Registration
                  Statement on Form F-3 (File No. 333-101502).


       NUMBER     DESCRIPTION

         3.5      By-law No. 1 and No. 2 (incorporated by reference to Exhibit 3.2 to the Registration Statement on Form F-1
                  (File No. 333-87537)).

         3.6      By-law No. 3 (incorporated by reference to Exhibit 1.5 of Form 20-F of Workstream Inc. for the fiscal year ended May 31, 2001).

         4.1      Form of common share certificate (incorporated by reference to Exhibit 4.1 to the Registration Statement on
                  Form F-1 (File No. 333-87537)).


         4.2      Warrant Agreement dated as of March 22, 2001 between Workstream Inc. (formerly E-Cruiter.com Inc.) and
                  BlueStone Capital Corp. (incorporated by reference to Exhibit 4.11 of Form 20-F of Workstream Inc. for the
                  fiscal year ended May 31, 2001).

         4.3      Form of Underwriter's Warrant Agreement (incorporated by reference to Exhibit 1.1 to the Registration
                  Statement on Form F-1 (File No. 333-87537)).

         4.4      Form of 8% Senior Subordinated Convertible Note (incorporated by reference to Exhibit 4.5 to the annual report on Form 10-K for the year ended May 31, 2002).

         4.5      Form of Common Stock Purchase Warrant (incorporated by reference to Exhibit 4.6 to the annual report on
                  Form 10-K for the year ended May 31, 2002).

         4.6      Amended and Restated Registration Rights Agreement dated May 14, 2002 by and among Workstream Inc., Sands
                  Brothers Venture Capital III LLC, Sands Brothers Venture Capital IV LLC and Sands Brothers & Co., Ltd.
                  (incorporated by reference to Exhibit 4.7 to the annual report on Form 10-K for the year ended May 31,
                  2002).

         4.7      Common Stock Purchase Warrant dated May 30, 2003 between Michael Weiss and Workstream Inc.*

         4.8      Form of Common Stock Purchase Warrant.*

         10.1**   Workstream Inc. 2002 Amended and Restated Stock Option Plan, as amended as of November 7, 2002
                  (incorporated by reference to Exhibit 10.1 to the quarterly report on Form 10-Q for the quarter ended
                  November 30, 2002).

         10.2     Lease Agreement between Workstream Inc. (formerly E-Cruiter.com Inc.) and RT Twenty-Second Pension
                  Properties Limited, dated March 21, 2000 (incorporated by reference to Exhibit 2.1 to the annual report on
                  Form 20-F for the period ended May 31, 2000).

         10.3     Service Agreement between Positionwatch Limited and Workstream Inc. (formerly E-Cruiter.com Inc.), dated
                  February 23, 1999 (incorporated by reference to Exhibit 10.6 to the Registration Statement on Form F-1
                  (File No. 333-87537)).

         10.4     Agreement and Plan of Merger dated May 23, 2002, among Workstream Inc., Workstream Acquisition, Inc. and
                  Icarian Inc. (incorporated by reference to Exhibit 2.1 to the report on Form 8-K filed May 24, 2002).


       NUMBER     DESCRIPTION

         10.5     Amendment to Agreement and Plan of Merger dated June 20, 2002, among Workstream Inc., Icarian, Inc. and
                  Workstream Acquisition, Inc. (incorporated by reference to Exhibit 2.1 to the report on Form 8-K filed June
                  27, 2002).

         10.6     Asset Purchase Agreement dated June 24, 2002, between Workstream USA Inc. and PureCarbon, Inc.
                  (incorporated by reference to Exhibit 2.2 to the report on Form 8-K filed June 27, 2002).

         10.7     Amended and Restated Securities Purchase Agreement dated May 14, 2002 by and among Workstream Inc. Sands
                  Brothers Venture Capital III LLC and Sands Brothers Venture Capital IV LLC (incorporated by reference to
                  Exhibit 10.18 to the annual report on Form 10-K for the year ended May 31, 2002).

         10.8     Security Agreement dated April 18, 2002 between Workstream Inc. and Sands Brothers Venture Capital III LLC,
                  as Security Agent for the holders of the Senior Secured Convertible Notes (incorporated by reference to
                  Exhibit 10.19 to the annual report on Form 10-K for the year ended May 31, 2002).

         10.9     Guarantee Agreement dated as of April 18, 2002 by Workstream USA, Inc. in favor of the holders of 8% Senior
                  Subordinated Secured Convertible Notes (incorporated by reference to Exhibit 10.20 to the annual report on
                  Form 10-K for the year ended May 31, 2002).

         10.10    Joinder Agreement dated May 14, 2002 by and among Workstream Inc., Workstream USA, Inc., Sands Brothers
                  Venture Capital IV LLC, Sands Brothers Venture Capital III LLC, Crestview Capital Fund, L.P., Crestview
                  Capital Fund II, L.P. and Crestview Capital Offshore Fund, Inc. (incorporated by reference to Exhibit 10.21 to the annual report on Form 10-K for the year ended May 31, 2002).

         10.11**  Employment Agreement dated as of January 27, 2003 between Michael Mullarkey and Workstream Inc.*

         10.12**  Employment Agreement dated as of May 12, 2003 between David Polansky and Workstream Inc.* 10.13**
                  Settlement Agreement dated as of May 9, 2003 between Paul Haggard and Workstream Inc.*

         10.14    Merger Agreement dated August 30, 2002, among Workstream Inc., Workstream Acquisition II, Inc. and Xylo,
                  Inc. (incorporated by reference to Exhibit 2.1 to the report on Form 8-K filed September 4, 2002).

         10.15    Term Note dated January 31, 2003 by Workstream Inc., Workstream USA, Inc., 6FigureJobs.com, Inc., Icarian,
                  Inc., RezLogic, Inc., OMNIpartners, Inc. and Xylo, Inc. in favor of Michael Mullarkey (incorporated by reference to Exhibit 10.1 to the quarterly report on Form 10-Q for the quarter ended February 28, 2003).

         10.16    Security Agreement dated January 31, 2003 by and among Michael Mullarkey, Workstream Inc., Workstream USA,
                  Inc., 6FigureJobs.com, Inc., Icarian, Inc., RezLogic, Inc., OMNIpartners, Inc., and Xylo, Inc.
                  (incorporated by reference to Exhibit 10.2 to the quarterly report on Form 10-Q for the quarter ended
                  February 28, 2003).


       NUMBER     DESCRIPTION

         10.17    General Security Agreement dated January 31, 2003 between Workstream Inc. and Michael Mullarkey
                  (incorporated by reference to Exhibit 10.3 to the quarterly report on Form 10-Q for the quarter ended
                  February 28, 2003).

         10.18    Securities Purchase Agreement dated as of May 30, 2003 by and among Workstream Inc. and William J. Ritger.*

         10.19    Securities Purchase Agreement dated as of May 30, 2003 by and among Workstream Inc. and Michael Weiss.*

         10.20    Form of Securities Purchase Agreement.*

         10.21    Agreement to Terminate Lease dated as of March 6, 2003 by and between Sequoia M&M LLC, Icarian Inc. and
                  Workstream.*

         21.1     List of Subsidiaries.*

         23.1     Consent of PricewaterhouseCoopers LLP.*

         31.1     Certifications pursuant to Rule 13a-14(a)/15d-14(a).*

         32.1     Certifications pursuant to 18 U.S.C. Section 1350.*

---------------------
* Filed herewith.

** Constitutes a management contract for compensatory plan or arrangement.

                                   SIGNATURES

            Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                   WORKSTREAM INC.


                                   By: /s/ Michael Mullarkey
                                   -------------------------------------------
                                   Michael Mullarkey,
                                   Chairman of the Board and Chief
                                   Executive Officer

                                   Dated: August 27, 2003



         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


SIGNATURE                                        TITLE                                           DATE
 /s/ MICHAEL MULLARKEY                      Chairman of the Board of                    August 27, 2003
-------------------------------------       Directors and Chief Executive
Michael Mullarkey                           Officer (Principal Executive Officer)


/s/ David Polansky                          Chief Financial Officer and                 August 27, 2003
--------------------------------------      Secretary (Principal Financial
David Polansky                              and Accounting Officer)


 /s/ Arthur Halloran                         Director                                   August 27, 2003
-------------------------------------
Arthur Halloran

 /s/ Matthew Ebbs                            Director                                   August 27, 2003
-------------------------------------
Matthew Ebbs

/s/ Michael A. Gerrior                       Director                                   August 27, 2003
-------------------------------------
Michael A. Gerrior

/s/ Thomas Danis                             Director                                   August 27, 2003
-------------------------------------
Thomas Danis

/s/ Cholo Manso                              Director                                   August 27, 2003
-------------------------------------
Cholo Manso