Form 10-K/A
period 2003-05-31
WORKSTREAM INC
filed 2003-09-26
CIK 1095266

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                           --------------------------

                                   FORM 10-K/A
                                (Amendment No. 1)
                                 ---------------

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


                        COMMISSION FILE NUMBER: 001-15503
                                                ---------

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


                           --------------------------

           SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

                                                 NAME OF EACH EXCHANGE
        TITLE OF EACH CLASS                      ON WHICH REGISTERED
        -------------------                      -------------------
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

                               Yes [X] No [ ]

         Indicate by check mark if disclosure of delinquent  filers  pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K./X/

         Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).
Yes [ ] No [X]

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

         The total number of common shares, no par value per share, outstanding on September 23, 2003 was 22,413,122, excluding 654,204 escrow shares.

                       DOCUMENTS INCORPORATED BY REFERENCE

         None.

                                 WORKSTREAM INC.
                                   FORM 10-K/A
                                TABLE OF CONTENTS

ITEM                                                                                                PAGE

                                    PART III
10. Directors and Executive Officers of the Registrant ...........................................    1
11. Executive Compensation .......................................................................    4
12. Security Ownership of Certain Beneficial Owners and Management and Related
    Stockholder Matters ..........................................................................    8
13. Certain Relationships and Related Transactions ...............................................   10


                                EXPLANATORY NOTE

         This Amendment No. 1 on Form 10-K/A (this "Amendment") amends the Registrant's Annual Report on Form 10-K for the fiscal year ended May 31, 2003, originally filed on August 27, 2003 (the "Original Filing"). The Registrant is refiling Part III to include the information required by items 10, 11, 12 and 13 to Part III within the period required by General Instruction G(3) to Form 10-K. In addition, in connection with the filing of this Amendment and pursuant to the rules of the Securities and Exchange Commission, the Registrant is including with this Amendment certain currently dated certifications. The Registrant will also include the information contained herein in its proxy statement for its 2003 Annual Meeting of Shareholders.

         Except as described above, no other changes have been made to the Original Filing.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT


         The following table lists the name, age and positions held by each of our executive officers and directors:

Name                 Age    Position
----                 ---    --------

Michael Mullarkey    35     Chairman of the Board of Directors,
                            President and Chief Executive Officer (1)
Thomas Danis         56     Director (1)(2)
Matthew Ebbs         38     Director (1)(2)
Michael Gerrior      53     Director (1)
Arthur Halloran      57     Director (1)
Cholo Manso          40     Director (1)(2)
David Polansky       38     Chief Financial Officer
Phyllis Cross        49     Vice President, Recruiting Services and Technology
Tammie Brown         39     Vice President of Human Resources

     (1)  Term expires at 2003 annual meeting of shareholders.
     (2)  Member of the Audit Committee of the Board of Directors.


Michael Mullarkey has been the Chairman of our Board of Directors since November 2001 and our Chief Executive Officer since April 2001. In April 2003, Mr. Mullarkey assumed the responsibilities of President, a position he previously served from April 2001 until November 2001. From January 2001 to April 2001, Mr. Mullarkey was a major investor in Paula Allen Holdings, Inc., a full service outplacement firm in the United States, which we acquired in April 2001. From January 1998 to September 1999, Mr. Mullarkey was the co-founder and managing director of Information Technology Mergers & Acquisitions, LLC, an investment capital group managing private equity funding and investing in emerging technology markets and organizations. From March 1997 to December 1998, he was the Senior Vice President of sales and marketing for Allin Corporation, a publicly traded enterprise solution provider. From October 1989 to February 1997, Mr. Mullarkey was Vice President and General Manager at Sony Corporation of America, a US subsidiary of Sony Corporation.

Thomas Danis joined our Board of Directors and audit committee in July 2001. Mr. Danis is currently the Managing Director of Aon Corporation. During 2001, Mr. Danis was the Market Area Leader for Southern California with Aon Risk Services and was responsible for the offices in this area. From 1993 to 2000, Mr. Danis was the Managing Director of the Mergers & Acquisitions Practice as Global Head Senior Executive of Sales in charge of the sales offices of the mid-River area of Aon Risk Services. Mr. Danis serves on the Board of Directors of International Wire Group, Inc., which manufactures and markets wire products, and the Board of Directors of its parent, International Wire Holding Company. International Wire Group, Inc. files reports pursuant to the Securities Exchange Act of 1934.

Matthew Ebbs has been a member of our Board of Directors and audit committee since October 1999. Presently, Mr. Ebbs is the Recovery Service Manager with Export Development Corporation. Until October 2001, Mr. Ebbs was the Chairman, Chief Executive Officer and a director of LuxurySquare.com Corporation, an electronic business and online catalogue company. From January 1997 to April 1999, Mr. Ebbs was an attorney at Perley-Robertson, Hill & McDougall LLP, our Canadian legal counsel.

Michael Gerrior has been a member of our Board of Directors since April 2001. From 1988 to present, Mr. Gerrior has been a partner at Perley-Robertson, Hill & McDougall LLP, our Canadian legal counsel. Mr. Gerrior assists his clients with mergers and acquisitions, securities matters and corporate governance. He has concluded private placements, venture capital transactions, and public offerings on various exchanges, including NASDAQ, the TSX Venture Exchange, the Toronto Stock Exchange and the Montreal Exchange.

Arthur Halloran has been a member of our Board of Directors since May 2001. From October 2001 until April 2003, Mr. Halloran also served as our President and Chief Operating Officer. From October 1989 until October 2001, Mr. Halloran was with Sony Electronics Inc., with his most recent position being Senior General Manager Specialty Sales and Marketing where he was responsible for retail operations and incentive marketing. From September 1999 to April 2000, Mr. Halloran was the President, Business Solutions Company, responsible for the creation and development of the first Sony company to address all of the Sony Electronic business units. From December 1990 to September 1999, Mr. Halloran was the Vice President, Diversified Markets, where he was responsible for the non-retail/non-traditional markets of Sony Electronics.

Cholo Manso joined our Board of Directors and audit committee in July 2001. Since January 2002, Mr. Manso has served as the Chief Executive Officer of Netlano Services Inc., which is a Managed Service Provider of mobility software applications. From September 1999 to present, Mr. Manso has been the President of Avemore International Inc., which is a consulting company that focuses on advising angel investors. From November 1996 to September 1999, Mr. Manso was the Chief Executive Officer and founder of Quarterdeck Consulting Inc., a company that specialized in sales of security software, hardware, consulting and maintenance services to the Canadian Federal Government and the private sector.

David Polansky has been our Chief Financial Officer since May 2003. He is in charge of our financial, human resources, legal and administrative affairs. From July 2000 until May 2003, Mr. Polansky was the Senior Vice President and Chief Financial Officer of Arnold Palmer Golf Management, a company that owns and manages golf courses, where he was responsible for accounting, finance, information technology and human resources. From February 1999 until July 2000, Mr. Polansky was employed by Sunterra Resorts, a company that owns and manages timeshare resorts throughout the world. During his employment with Sunterra Resorts, Mr. Polansky held various positions, with his most recent position being National Controller. From June 1991 until February 1999, Mr. Polansky was employed by Interstate Hotels in various positions, with his most recent position being Director of Central Accounting.

Phyllis Cross joined us in February 2002 as Director of Professional Services. Currently, Ms. Cross is the Vice President, Recruiting Services and Technology, and is responsible for professional services and business operations for our Software Business Unit. From October 2002 to April 2003, Ms. Cross was the Vice President, Recruiting Solutions, for Workstream. Prior to joining Workstream, Ms. Cross was the Senior Manager, New Product Introduction, for Nortel Networks from April 2000 to March 2001. From October 1998 to March 2000, she was the Senior Manager, Core Networks Training Services, for Nortel Networks and was responsible for the development and delivery of training materials in support of the Core Networks Business Unit.

Tammie Brown joined us in May 2000 as our Investor Relations Officer. Currently Ms. Brown is the Vice President of Human Resources and responsible for Investor Relations. She was previously employed by NetManage, Inc. from July 1998 to May 2000, where she was responsible for Investor Relations. From October 1995 to July 1998, Ms. Brown was the Executive Assistant/Investor Relations Officer for Milkyway Networks.

Section 16(a) Beneficial Ownership Reporting Compliance

         During the fiscal year ended May 31, 2003, we were a "foreign private issuer," as that term is defined in Rule 3b-4 of the Securities Exchange Act of 1934 (the "Exchange Act"). A foreign private issuer is exempt from Section 16 of the Exchange Act pursuant to Rule 3a12-3 under the Exchange Act. Accordingly, our executive officers, directors and beneficial owners of more than ten percent of our common shares were not subject to Section 16 of the Exchange Act and were not required to file reports with the Securities and Exchange Commission relating to their ownership of and transactions in our equity securities. We determined that as of August 27, 2003, we no longer qualified as a foreign private issuer.

ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation Table

         The following table sets forth the cash compensation as well as certain other compensation earned during the fiscal years indicated by our Chief Executive Officer and our three most highly compensated executive officers, other than our Chief Executive Officer, whose salary and bonus exceeded $100,000 during the fiscal year ended May 31, 2003 (collectively, the "Named Executive Officers").


---------------------------- -------------------------------------------------- ------------------- -------------------
                                            Annual Compensation                     Long- Term
                                                                                   Compensation
                                                                                      Awards
------------------ --------- ---------------- ------------- ------------------- -------------------
    Name and                                                   Other Annual         Securities           All Other
    Principal                    Salary          Bonus         Compensation         Underlying          Compensation
    Position         Year          ($)            ($)              ($)            Options (#)(1)            ($)
------------------ --------- ---------------- ------------- ------------------- ------------------- -------------------
     Michael         2003      $200,000 (2)     $214,547            --               300,000            $4,710 (3)
   Mullarkey,        2002      $ 83,333 (4)     $300,000            --                  --              $2,279 (3)
 Chief Executive     2001          --              --               --                  --                  --
     Officer
------------------ --------- ---------------- ------------- ------------------- ------------------- -------------------
     Andrew          2003      $ 129,808        $ 51,751            --                  --                  --
   Hinchliff,        2002      $  81,364        $ 39,038            --                  --                  --
   Senior Vice       2001      $  59,682        $ 31,841            --               107,000                --
President, North
 American Sales (5)
------------------ --------- ---------------- ------------- ------------------- ------------------- -------------------
Arthur Halloran,     2003      $ 156,202           --               --                  --                  --
  President (6)      2002      $  91,823           --               --               100,000                --
                     2001          --              --               --                  --                  --
------------------ --------- ---------------- ------------- ------------------- ------------------- -------------------
  Paul Haggard,      2003       $126,923           --               --                  --                  --
 Chief Financial     2002       $ 84,134           --               --                50,000                --
   Officer (7)       2001          --              --               --                  --                  --
------------------ --------- ---------------- ------------- ------------------- ------------------- -------------------

Notes to Summary Compensation Table:

     (1) Represents the number of common shares underlying options granted under our 2002 Amended and Restated Stock Option Plan.

     (2) All salary and bonuses earned by Mr. Mullarkey through May 31, 2003 have been deferred.

     (3) Represents insurance premiums paid with respect to a $5,000,000 term life insurance policy on the life of Mr. Mullarkey.

     (4) Mr. Mullarkey joined us in April 2001 and received no salary until January 1, 2002. Beginning January 1, 2002, Mr. Mullarkey's annual salary was $200,000.

     (5) Mr. Hinchliff resigned from his position as Senior Vice President, North American Sales, in August 2003.

     (6) Mr. Halloran resigned from his positions as President and Chief Operating Officer in April 2003.

     (7) Mr. Haggard resigned from his position as Chief Financial Officer in May 2003.

Stock Option Grants

     The following table sets forth certain information with respect to stock options to purchase our common shares that were granted to each of the Named Executive Officers during the fiscal year ended May 31, 2003.


-------------------------- ------------- --------------- ------------ -------------- --------------- ----------------------
                                                                                                     Potential Realizable
                                                                                                       Value at Assumed
                                                                                                        Annual Rates of
                                                                                                          Stock Price
                                                                                                       Appreciation for
                                                                                                        Option Term (2)
-------------------------- ------------- --------------- ------------ -------------- --------------- --------- ------------
          Name              Number of      % of Total     Exercise    Market Value     Expiration     5% ($)     10% ($)
                              Common        Options       Price Per     of Option         Date
                              Shares       Granted to       Share       Shares on
                              Under       Employees in    ($/Share)    the Date of
                             Options      Fiscal Year                     Grant
                           Granted (1)        2003
-------------------------- ------------- --------------- ------------ -------------- --------------- --------- ------------
Michael Mullarkey          300,000 (3)        65%           $1.00         $1.00        1/27/2008     $82,884    $183,153
-------------------------- ------------- --------------- ------------ -------------- --------------- --------- ------------
Andrew Hinchliff (4)            --             --            --            --              --           --         --
-------------------------- ------------- --------------- ------------ -------------- --------------- --------- ------------
Arthur Halloran (5)             --             --            --            --              --           --         --
-------------------------- ------------- --------------- ------------ -------------- --------------- --------- ------------
Paul Haggard (6)                --             --            --            --              --           --         --
-------------------------- ------------- --------------- ------------ -------------- --------------- --------- ------------

     (1) The options were granted under our 2002 Amended and Restated Stock Option Plan.

     (2) Illustrates the value that might be received upon exercise of options immediately prior to the assumed expiration of their term at the specified compounded rates of appreciation based on the market price for the common shares when the options were granted. Assumed rates of appreciation are not necessarily indicative of future stock performance.

     (3) Option vests 100,000 shares on January 27, 2004, 100,000 shares on January 27, 2005 and 100,000 shares on January 28, 2006.

     (4) Mr. Hinchliff resigned from his position as Senior Vice President, North American Sales, in August 2003.

     (5) Mr. Halloran resigned from his positions as President and Chief Operating Officer in April 2003.

     (6) Mr. Haggard resigned from his position as Chief Financial Officer in May 2003.

Aggregated Option Exercises in the Last Fiscal Year and Fiscal Year-End Option Value Table

         The following table sets forth for each of the Named Executive Officers certain information with respect to stock options exercised during the fiscal year ended May 31, 2003 and the number and value of exercisable and unexercisable options held by the Named Executive Officers as of May 31, 2003.

--------------------------- ------------ ------------ ---------------------------------- --------------------------------
                              Shares                   Number of Securities Underlying        Value of Unexercised
                             Acquired       Value       Unexercised Options at Fiscal    In-the-Money Options at Fiscal
                            on Exercise   Realized                Year-End                        Year-End (1)
           Name                 (#)          ($)        Exercisable/Unexercisable (#)     Exercisable/Unexercisable ($)
--------------------------- ------------ ------------ ---------------------------------- --------------------------------
Michael Mullarkey               --           --                      0/0                              $0/$0
--------------------------- ------------ ------------ ---------------------------------- --------------------------------
Andrew Hinchliff (2)            --           --                 71,334/35,666                         $0/$0
--------------------------- ------------ ------------ ---------------------------------- --------------------------------
Arthur Halloran (3)             --           --                 33,333/66,667                         $0/$0
--------------------------- ------------ ------------ ---------------------------------- --------------------------------
Paul Haggard (4)                --           --                 16,666/33,334                         $0/$0
--------------------------- ------------ ------------ ---------------------------------- --------------------------------

     (1) The value of unexercised in-the-money options is based on the difference between the last sale price of a share of our common shares as reported on the NASDAQ Small Cap Market on May 31, 2003 ($0.96) and the exercise price of the options, multiplied by the number of options.

     (2) Mr. Hinchliff resigned from his position as Senior Vice President, North American Sales, in August 2003 and his options subsequently expired without being exercised.

     (3) Mr. Halloran resigned from his positions as President and Chief Operating Officer in April 2003 and his options subsequently expired without being exercised.

     (4) Mr. Haggard resigned from his position as Chief Financial Officer in May 2003 and his options subsequently expired without be exercised.

Compensation of Directors

         All directors are entitled to reimbursement of their reasonable out-of-pocket expenses incurred in attending Board and committee meetings. Directors who are not also Workstream employees or professionals on retainer with Workstream are paid $15,000 annually. Directors who are members of our audit committee are paid an additional $1,000 for each committee meeting attended. In addition, each director is eligible to participate in our 2002 Amended and Restated Stock Option Plan. In June 2003, we granted our non-employee directors, Cholo Manso, Thomas Danis, Matthew Ebbs, Michael Gerrior and Arthur Halloran, options to purchase 40,000, 40,000, 40,000, 23,000 and 20,000 of our common shares, respectively. These options have an exercise price of $0.98 per share and vest in three equal annual installments commencing on the first anniversary of the grant date. These options terminate on the fifth anniversary of the grant date.

Employment   Contracts,   Termination   of  Employment   and   Change-in-Control
Arrangements

         Michael Mullarkey Employment Agreement. We entered into an employment agreement as of January 2003 with Michael Mullarkey to serve as our Chief Executive Officer at a minimum annual salary of $200,000. The employment agreement has a one year term expiring in January 2004 that automatically renews at the end of its term for an additional year unless either party gives notice of nonrenewal. Mr. Mullarkey is also entitled to receive a bonus of up to $175,000 to be awarded should certain mutually agreed upon goals and objectives be achieved. In addition, we granted Mr. Mullarkey an option to purchase 300,000 of our common shares at an exercise price of $1.00 per share, which option vests in three equal annual installments beginning in January 2004. Under the agreement, Mr. Mullarkey also receives a car allowance of $800 per month as well as short-term and long-term disability coverage and term life insurance coverage of $5,000,000. If we elect to terminate Mr. Mullarkey's employment other than for "cause" (as defined in the agreement) within one year of the signing of the agreement, Mr. Mullarkey would be entitled to six months salary and benefits. If after one year of the signing of the agreement we elect to terminate Mr. Mullarkey's employment other than for "cause," or do not renew his employment agreement and fail to offer him continued employment on comparable terms, Mr. Mullarkey would be entitled to 12 months salary and benefits. If we elect to terminate Mr. Mullarkey's employment for "cause" at any time during the agreement, Mr. Mullarkey will continue to receive his salary and benefits until the date his employment is terminated.

         Mr. Mullarkey has agreed to defer until June 1, 2004, a total of $797,880 in compensation earned as of May 31, 2003, with interest accruing on the balance at an annual rate of 8%. If we elect to terminate Mr. Mullarkey's employment for any reason prior to June 1, 2004 or if a change of control occurs prior to June 1, 2004, all deferred compensation and interest accrued thereon will become immediately due and payable. After June 1, 2004, Mr. Mullarkey and Workstream will mutually agree on the repayment terms of his deferred compensation.

         Paul Haggard Employment Agreement. In October 2001, we entered into an employment agreement with Paul Haggard to serve as our Chief Financial Officer at a minimum annual salary of $125,000. The employment agreement had a one year term expiring in October 2002 that automatically renewed at the end of its term for an additional year unless either party gave notice of nonrenewal. Mr. Haggard was also entitled to receive a one time bonus in an amount to be mutually agreed upon based upon Mr. Haggard's performance. In May 2003, Mr. Haggard resigned from his position as our Chief Financial Officer. We agreed to provide Mr. Haggard with continued salary and benefits for approximately three months following his resignation in partial consideration for his efforts in assisting in the transitioning of our new Chief Financial Officer.

Compensation Committee Interlocks and Insider Participation

         We do not have a compensation committee but instead our audit committee performs equivalent functions of a compensation committee. Matthew Ebbs, Thomas Danis and Cholo Manso served on our audit committee during the fiscal year ended May 31, 2003.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Equity Compensation Plans

         The following table sets forth certain information regarding our equity compensation plans as of May 31, 2003:

---------------------------- -------------------------- -------------------------- --------------------------

                              Number of securities to       Weighted-average         Number of securities
                              be issued upon exercise       exercise price of       remaining available for
                              of outstanding options,     outstanding options,       future issuance under
       Plan Category            warrants and rights        warrants and rights     equity compensation plans
---------------------------- -------------------------- -------------------------- --------------------------
Equity compensation plans
approved by security
holders                              1,539,052                   $ 2.27                    1,460,948
---------------------------- -------------------------- -------------------------- --------------------------
Equity compensation plans
not approved by security
holders (1)                            250,000                   $ 2.70                         --
---------------------------- -------------------------- -------------------------- --------------------------
Total                                1,789,052                   $ 2.33                    1,460,948
---------------------------- -------------------------- -------------------------- --------------------------


     (1) In connection with our acquisition of the technology and assets of Tech Engine, Inc. in October 2001, we entered into employment agreements with two former employees of Tech Engine. Pursuant to those employment agreements, we issued options to purchase an aggregate of 250,000 common shares at an exercise price of $2.70 per share. These options are fully vested and were granted outside of the terms our stock option plan then in effect.

         The following table sets forth certain information regarding the beneficial ownership of our common shares as of September 23, 2003, by: (i) each person known by us to be the beneficial owner of more than five percent (5%) of our common shares; (ii) each director of Workstream; (iii) each Named Executive Officer; and (iv) all executive officers and directors as a group. Unless otherwise indicated, the principal address of each beneficial owner listed below is c/o Workstream Inc., 495 March Road, Suite 300, Ottawa, Ontario, Canada K2K 3G1.

------------------------------ -------------------------------- -------------------------
Name & Address of                  Number of Common Shares
Beneficial Owner                   Beneficially Owned (1)         Percentage of Class
------------------------------ -------------------------------- -------------------------
Michael Mullarkey                         4,175,000                      18.1%
------------------------------ -------------------------------- -------------------------
Paul Champagne                            3,463,625                      15.0%
P.O. Box 4085 Station A
Toronto, Ontario M5W2X6
------------------------------ -------------------------------- -------------------------
Sands Brothers Venture                    1,578,205 (2)                   6.4%
Capital III LLC
90 Parks Avenue
New York, N.Y. 10016
------------------------------ -------------------------------- -------------------------
Matthew Ebbs                                 66,667 (3)                     *
------------------------------ -------------------------------- -------------------------
Michael Gerrior                              30,000                         *
------------------------------ -------------------------------- -------------------------
Thomas Danis                                   --                          --
------------------------------ -------------------------------- -------------------------
Cholo Manso                                    --                          --
------------------------------ -------------------------------- -------------------------
Andrew Hinchliff (4)                           --                          --
------------------------------ -------------------------------- -------------------------
Arthur Halloran (5)                            --                          --
------------------------------ -------------------------------- -------------------------
Paul Haggard (6)                               --                          --
------------------------------ -------------------------------- -------------------------
All executive officers and                4,275,667 (7)                  18.5%
directors as a group (9
persons)
------------------------------ -------------------------------- -------------------------

* Less than 1%

(1) With respect to each stockholder, includes any shares issuable upon exercise of options and conversion of convertible notes held by such stockholder that are or will become exercisable or convertible within 60 days of September 23, 2003.

(2) Includes shares beneficially owned by affiliates of Sands Brothers Venture Capital III LLC. Also includes 1,535,636 common shares issuable upon conversion of convertible notes.

(3) Consists of 66,667 common shares issuable upon the exercise of stock options.

(4) Mr. Hinchliff resigned from his position as Senior Vice President, North American Sales, in August 2003.

(5) Mr. Halloran resigned from his positions as President and Chief Operating Officer in April 2003.

(6)  Mr. Haggard  resigned from his position as Chief  Financial  Officer in May
     2003.

(7)  Includes 70,667 common shares issuable upon the exercise of stock options.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Michael Mullarkey, our Chief Executive Officer, provided us with short-term loans in the aggregate principal amount of $500,000 during the fiscal year ended May 31, 2003 and $750,000 during fiscal year ended May 31, 2002. In January 2003 those loans were consolidated into a term loan maturing in five years. The consolidated term loan is collateralized by certain inventory, equipment, accounts receivable and other assets and bears interest at 8% per annum. Under the consolidated term loan, we are required to make monthly interest only payments during the first 24 months and monthly interest and principal payments beginning in January 2005. As at May 31, 2003, the total amount of the consolidated term loan was $1,287,901. In addition, Mr. Mullarkey has agreed to provide us with an additional $1,200,000 credit facility bearing interest at 8% per annum. With respect to each draw against the credit facility, we are required to make monthly interest only payments during the first 24 months from the draw date and thereafter monthly interest and principal payments over a three year period. We are allowed to draw against this credit facility as needed. Mr. Mullarkey also agreed to defer until June 1, 2004, a total of $797,880 in compensation earned as of May 31, 2003, with interest accruing on the balance at an annual rate of 8%. After June 1, 2004, Mr. Mullarkey and Workstream will mutually agree on the repayment terms of his deferred compensation.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                        WORKSTREAM INC.


                                        By: /s/ Michael Mullarkey
                                            -----------------------------------
                                            Michael Mullarkey,
                                            President, Chief Executive Officer
                                            and Chairman of the Board


                                        Dated: September 26, 2003

                                  Exhibit Index

         Exhibit No.        Description
         -----------        -----------

         31.1               Certifications pursuant to Rule 13a-14(a)/15d-14(a).

         32.1               Certifications pursuant to 18 U.S.C. Section 1350.