Form 10-Q
period 2003-08-31
WORKSTREAM INC
filed 2003-10-10
CIK 1095266

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

(Mark One)

          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2003

                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from ________________ to __________________

                        Commission file number 001-15503

                                 WORKSTREAM INC.
--------------------------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

            Canada                                           N/A
-------------------------------                (IRS Employer Identification No.)
(State or Other Jurisdiction of
Incorporation or Organization)
495 March Road, Suite 300, Ottawa, Ontario                 K2K 3G1
-------------------------------------------                -------
  (Address of Principal Executive Offices)                (Zip Code)

                                 (613) 270-0619
              (Registrant's Telephone Number, Including Area Code)
--------------------------------------------------------------------------------


--------------------------------------------------------------------------------
              (Former Name, Former Address and Former Fiscal Year,
                          if Changed Since Last Report)

         Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes ____ No __X__


         As of August 31, 2003, there were 22,223,249* common shares, without par value, outstanding.

* Excluding 654,204 common shares held in escrow under acquisition agreements.

                                 WORKSTREAM INC.

                                TABLE OF CONTENTS

                                                                                           Page No.
                                                                                           --------
Part I.      Financial Information
             Item 1.      Unaudited Financial Statements

                          Unaudited Consolidated Balance Sheets as of
                            August 31, 2003 and May 31, 2003....................................2

                          Unaudited Consolidated Statements of Operations for
                            the Quarters Ended August 31, 2003 and 2002.........................3

                          Unaudited Consolidated Statements of Comprehensive Loss
                            for the Quarters Ended August 31, 2003 and 2002.....................4

                          Unaudited Consolidated Statements of Cash Flows
                            for the Quarters Ended August 31, 2003 and 2002.....................5

                          Notes to Unaudited Consolidated Financial Statements..................6

             Item 2.      Management's Discussion and Analysis of Financial
                           Condition and Results of Operations..................................16

             Item 3.      Quantitative and Qualitative Disclosures About Market Risk............20

             Item 4.      Controls and Procedures...............................................21

Part II.     Other Information

             Item 1.      Legal Proceedings.....................................................21

             Item 2.      Changes in Securities and Use of Proceeds ............................21

             Item 6.      Exhibits and Reports on Form 8-K .....................................23

Signatures......................................................................................24

ITEM 1.  UNAUDITED FINANCIAL STATEMENTS

WORKSTREAM INC.
UNAUDITED CONSOLIDATED BALANCE SHEETS
(UNITED STATES DOLLARS)

                                                       AUGUST 31,        MAY 31,
                                                         2003            2003
                                                     ------------    ------------
ASSETS
CURRENTASSETS
Cash and cash equivalents                            $    477,466    $    255,173
Restricted cash                                         1,221,552       1,307,439
Short-term investments                                    112,703          38,419
Accounts receivable, net of allowance for doubtful      1,170,145         933,889
  accounts of $55,969  (May 31, 2003 - $55,828)
Prepaid expenses                                          423,724         133,551
Other assets                                              402,492         201,877
                                                     ------------    ------------
                                                        3,808,082       2,870,348
CAPITAL ASSETS                                            905,631       1,138,276
OTHER ASSETS                                              121,809         143,500
ACQUIRED INTANGIBLE ASSETS                              7,904,220       9,082,926
GOODWILL                                               17,446,585      17,383,437
                                                     ------------    ------------
                                                     $ 30,186,327    $ 30,618,487
                                                     ============    ============

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
   Accounts payable                                  $  1,882,557    $  1,909,896
   Accrued liabilities                                  1,032,117       1,093,133
   Accrued exit costs                                      44,570         117,702
   Line of credit                                         518,681         593,452
   Accrued compensation                                   542,947         443,144
   Current portion of convertible notes                   619,459         449,071
   Current portion of long-term obligations                28,863          31,662
   Current portion of related party obligation            184,634         178,623
   Current portion of capital lease obligations            76,700          97,882
   Deferred revenue                                     1,312,938       1,367,362
                                                     ------------    ------------
                                                        6,243,466       6,281,927
DEFERRED INCOME TAX LIABILITY                           2,168,468       2,607,981
CAPITAL LEASE OBLIGATIONS                                  59,241          73,316
LEASEHOLD INDUCEMENTS                                     135,976         142,274
LONG-TERM OBLIGATIONS                                      79,374          85,243
RELATED PARTY OBLIGATIONS                               2,398,831       2,403,407
                                                     ------------    ------------
                                                       11,085,356      11,594,148
COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY
CAPITAL STOCK
Issued and outstanding, no par value - 22,223,249
     common shares (May 31, 2003 - 19,951,570)         48,467,521      47,158,583
Additional paid-in capital                              5,239,850       4,721,516
Accumulated other comprehensive loss                     (894,397)       (893,316)
Accumulated deficit                                   (33,712,003)    (31,962,444)
                                                     ------------    ------------
                                                       19,100,971      19,024,339
                                                     ------------    ------------
                                                     $ 30,186,327    $ 30,618,487
                                                     ============    ============


The accompanying notes are an integral part of these unaudited financial statements.

WORKSTREAM INC.
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNITED STATES DOLLARS)

                                                  Three Months Ended August 31,
                                                     2003               2002
                                                ------------       ------------

REVENUE                                         $  4,178,514       $  4,645,714
COST OF REVENUES (exclusive of
     depreciation, shown below)                      443,350            878,997
                                                ------------       ------------
GROSS PROFIT                                       3,735,164          3,766,717
                                                ------------       ------------

EXPENSES
Selling and marketing                              1,067,331          2,051,149
General and administrative                         2,424,432          2,553,944
Research and development                             111,028            308,240
Amortization and depreciation                      1,404,436          1,256,366
                                                ------------       ------------
                                                   5,007,227          6,169,699
                                                ------------       ------------
OPERATING LOSS                                    (1,272,063)        (2,402,982)
                                                ------------       ------------

OTHER INCOME AND (EXPENSES)
Interest and other income                              1,697             12,932
Interest and other expense                          (919,665)          (158,608)
                                                ------------       ------------
                                                    (917,968)          (145,676)
                                                ------------       ------------

LOSS BEFORE INCOME TAX                            (2,190,031)        (2,548,658)
Recovery of deferred income taxes                    439,513            331,869
Other income tax recovery                                959                  -
                                                ------------       ------------
NET LOSS FOR THE PERIOD                         $ (1,749,559)      $ (2,216,789)
                                                ============       ============

WEIGHTED AVERAGE NUMBER OF
     COMMON SHARES OUTSTANDING
     DURING THE PERIOD                            21,777,379         16,983,809
                                                ============       ============

BASIC AND DILUTED NET LOSS
     PER COMMON SHARE                           $      (0.08)      $      (0.13)
                                                ============       ============



The accompanying notes are an integral part of these unaudited financial statements.

WORKSTREAM INC.
UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(UNITED STATES DOLLARS)

                                                           Three Months Ended August 31,
                                                                2003            2002
                                                           ------------   ------------
Net loss for the period                                     $(1,749,559)   $(2,216,789)
Other comprehensive loss:
   Cumulative translation adjustment (net of tax of $nil)        (1,081)         1,648
                                                           ------------   ------------

Comprehensive loss for the period                           $(1,750,640)   $(2,215,141)
                                                           ============   ============



The accompanying notes are an integral part of these unaudited financial statements.

WORKSTREAM INC.
UNAUDITED CONSOLIDATED STATEMENT OF CASH FLOWS
(UNITED STATES DOLLARS

                                                            Three Months Ended August 31,
                                                                2003           2002
                                                            -----------    -----------
CASH USED IN OPERATING ACTIVITIES
Net loss for the period                                     $(1,749,559)   $(2,216,789)
Adjustments to reconcile net loss to net cash used in
  operating activities:
Amortization and depreciation                                 1,399,872      1,249,819
Non-cash interest on convertible notes and notes payable        833,423         61,721
Recovery of deferred income taxes                              (439,513)      (331,869)
Net change in operating components of working capital          (365,284)      (367,880)
                                                            -----------    -----------
                                                               (321,061)    (1,604,998)
                                                            -----------    -----------
CASH (USED IN) FROM INVESTING ACTIVITIES
Acquisition of capital assets                                         -        (34,598)
Cash (paid)/ acquired in business acquisitions                 (169,971)     1,649,671
(Increase)/decrease in restricted cash                           74,658       (179,475)
(Purchase)/sale of short-term investments                       (74,658)       213,494
                                                            -----------    -----------
                                                               (169,971)     1,649,092
                                                            -----------    -----------
CASH FROM (USED IN) FINANCING ACTIVITIES
Proceeds from share and warrants issuance                       950,000         13,207
Costs related to issuance of convertible promissory notes             -        (82,197)
Capital lease payments                                          (42,091)       (53,023)
Shareholder loan repayment                                      (52,500)      (143,300)
Repayment of bank debt                                          (67,316)      (156,302)
Proceeds from bank financing                                          -        213,048
Repayment related to lease settlement                           (75,000)             -
Long-term debt repayments                                        (7,342)             -
                                                            -----------    -----------
                                                                705,751       (208,567)
                                                            -----------    -----------

EFFECT OF EXCHANGE RATE CHANGES                                   7,574         (5,536)
                                                            -----------    -----------

INCREASE (DECREASE) IN CASH AND
  CASH EQUIVALENT FOR THE PERIOD                                222,293       (170,009)
CASH AND CASH EQUIVALENTS, BEGINNING OF
  THE PERIOD                                                    255,173      1,297,656
                                                            -----------    -----------
CASH AND CASH EQUIVALENTS, END OF
  THE PERIOD                                                $   477,466    $ 1,127,647
                                                            ===========    ===========


SUPPLEMENTAL CASH FLOW INFORMATION
 Interest Paid                                              $   133,490    $    91,101
 Non-cash payments to consultants                           $   331,250              -


The accompanying notes are an integral part of these unaudited financial statements.

WORKSTREAM INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


Note 1:  NATURE OF OPERATIONS

         Workstream Inc. ("Workstream" or the "Company"), formerly known as E-Cruiter.com Inc., is a provider of Web-enabled tools and professional services for human capital management ("HCM"). The Company offers a diversified suite of high-tech and high-touch services aimed at addressing the full life cycle of the employer-employee relationship. Workstream's HCM technology backbone enables companies to streamline the management of enterprise human processes, including recruitment, assessment, retention, deployment and career transitions.

Note 2:  BASIS OF PRESENTATION

         The consolidated interim unaudited financial statements included herein have been prepared by management, without audit, in accordance with United States generally accepted accounting principles. All amounts presented in these financial statements are presented in United States dollars unless otherwise noted. The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. The earnings of the subsidiaries are included from the date of acquisition. At August 31, 2003, the Company's subsidiaries are Workstream USA, Inc., 3451615 Canada Inc., Paula Allen Holdings, Inc., OMNIpartners, Inc., RezLogic, Inc., 6FigureJobs.com, Inc., Icarian, Inc. and Xylo, Inc.

         These unaudited financial statements should be read in conjunction with the Company's most recent annual financial statements for the year ended May 31, 2003. These interim unaudited financial statements are prepared following accounting policies consistent with the Company's financial statements for the year ended May 31, 2003. In management's opinion, all adjustments necessary for a fair presentation are reflected in the interim periods presented. All adjustments are of a normal, recurring nature.

Note 3:  ACQUISITION TRANSACTIONS

         During the twelve months ended May 31, 2003 ("fiscal 2003") and the twelve months ended May 31, 2002 ("fiscal 2002"), the Company significantly expanded its operations through the completion of three and six acquisitions, respectively, of companies that offered services that allow the Company to provide a full spectrum of HCM solutions. The acquisitions completed in fiscal 2003 consisted of acquiring 100% of the outstanding shares of Icarian, Inc. and Xylo, Inc. In addition, the Company acquired certain assets and liabilities of PureCarbon, Inc. The acquisitions completed in fiscal 2002 consisted of acquiring 100% of the outstanding shares of the following companies: Paula Allen Holdings and its subsidiaries, OMNIpartners and its affiliates, RezLogic, and 6FigureJobs.com . These acquisitions, and the acquisitions completed in fiscal 2003, were made in consideration of issuance of our common shares at the time of the acquisition, as well as additional common shares held in escrow or potentially issuable to be released or issued upon achievement of certain profit and/or revenue targets. In addition, during fiscal 2002, the Company acquired the technology and assets of Gonyea Career Marketing Inc., known as ResumeXpress, in consideration of a cash amount. In fiscal 2002, the Company also acquired the technology and assets of Tech Engine in exchange for the assumption of a promissory note.


Contingent consideration relating to prior acquisitions

         As of August 31, 2003, a total of 654,204 common shares were held in escrow relating to prior acquisitions as further described below. This total includes 323,625 common shares relating to 6FigureJobs.com as well as 330,579 common shares relating to Xylo. Management believes that those issues related to the 6FigureJobs.com and Xylo acquisitions will not be released from escrow. In addition to the escrowed shares, an estimated number of 316,456 common shares

WORKSTREAM INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

are contingently issuable related to the PureCarbon acquisition, which management believes will not be issued.

         Pursuant to the purchase agreement for 6FiguresJobs.com, an additional 323,625 common shares were to be released from escrow and issued to the former shareholders of 6FigureJobs.com provided that certain revenue and profit targets for the twelve month period ending September 30, 2002 were achieved. The Company determined that the revenue and profit targets were not achieved. However, the representative of the former shareholders of 6FigureJobs.com requested an audit to review the Company's calculations used in determining that the revenue and profit targets were not achieved. Management continues to believe that the targets were not met and that the shares currently held in escrow will be cancelled. We have been named as defendants in a lawsuit with regards to the escrow shares filed by Christopher Miller, the representative of the former shareholders of 6FigureJobs.com. (See Part II, Item 1 under Legal Proceedings)

         Pursuant to the purchase agreement for PureCarbon, the Company would issue additional shares equal to $500,000 divided by the closing price of the Company's common shares on or prior to August 15, 2003 should certain revenue targets for the twelve month period ending June 30, 2003 be realized. As required under the purchase agreement, an audit confirming whether the revenue targets were met was required. The audit was completed in August 2003 and confirmed that the targets were not met. Management therefore believes that those common shares will not be issued. Currently the shareholder representatives are reviewing the conclusions of the audit. As of August 31, 2003, based on the market price on August 15, 2003 of $1.58, 316,456 common shares would be contingently issuable.

         Pursuant to the purchase agreement for Xylo, an additional 330,579 common shares were to be released from escrow subject to achievement of certain revenue targets for the twelve months ended August 31, 2003. Management has determined that the revenue targets were not met and believes that those common shares will be cancelled. Management has notified the escrow agent and shareholder representative that the revenue targets were not met, and pursuant to the agreement, is allowing a response time to expire in order to cancel the shares.

Note 4:  CAPITAL ASSETS


                                                 August 31,       May 31,
                                                   2003            2003
                                                -----------    -----------
     Furniture, equipment and leaseholds        $ 1,378,581    $ 1,388,873
     Office equipment                               239,691        241,659
     Computers and software                       3,442,582      3,461,678
                                                -----------    -----------
                                                  5,060,854      5,092,210
     Less accumulated amortization               (4,155,223)    (3,953,934)
                                                -----------    -----------
     Net capital assets                         $   905,631    $ 1,138,276
                                                ===========    ===========

WORKSTREAM INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


Note 5:   ACQUIRED INTANGIBLE ASSETS

                                                           August 31,         May 31,
                                                              2003             2003
                                                          ------------    ------------
     Customer base                                        $  3,559,543    $  3,559,543
     Acquired technologies                                  10,281,632      10,281,632
     Trademarks, domain names and intellectual property        457,760         457,760
                                                          ------------    ------------
     Total cost                                             14,298,935      14,298,935
                                                          ------------    ------------
     Accumulated amortization:
     Customer base                                          (2,057,489)     (1,760,860)
     Acquired technologies                                  (4,151,404)     (3,292,215)
     Trademarks, domain names and intellectual property       (185,822)       (162,934)
                                                          ------------    ------------
     Total accumulated amortization                         (6,394,715)     (5,216,009)
                                                          ------------    ------------
     Net acquired intangible assets                       $  7,904,220    $  9,082,926
                                                          ============    ============




Note 6:   LINES OF CREDIT, RESTRICTED CASH AND SHORT-TERM INVESTMENTS

         At August 31, 2003, the Company had an aggregate of $518,681 outstanding on a line of credit from the Bank of Montreal.

                                           August 31, 2003      May 31, 2003
                                         ------------------ -------------------

     Line of credit - Bank of Montreal   $          518,681 $           593,452
                                         ================== ===================


         The line of credit with the Bank of Montreal bears interest at the bank's prime rate plus 1%. The Company is permitted to draw up to $1,000,000 (Canadian dollars) against this facility based on compensating balances on deposit with the bank. The Company has drawn CDN $718,737 as of August 31, 2003. The Company has provided collateral of CDN $830,000, leaving CDN $111,263 available to be drawn on this line.

         At August 31, 2003, and May 31, 2003, a total of $1,221,552 and
$1,307,439, respectively, of cash and short-term deposits were pledged to the institutions below as collateral for the line of credit, a term loan and a letter of credit for a facility lease and therefore were restricted from the Company's use:

                                                        August 31, 2003         May 31, 2003
                                                       -----------------     ------------------
Bank of America - credit card reserve                  $         399,786     $          399,786
Bank of Montreal - Term loan, line of credit and
letter of credit for facility lease                              821,766                907,653
                                                       -----------------     ------------------
                                                       $       1,221,552     $        1,307,439
                                                       =================     ==================

WORKSTREAM INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED




Note 7:    RELATED PARTY OBLIGATIONS

                                                 August 31,        May 31,
                                                   2003             2003
                                                ----------       ----------
     Note payable                               $   33,838       $   33,838
     Deferred compensation                         833,333          797,880
     Shareholder loans                           1,716,294        1,750,312
                                                ----------       ----------
                                                 2,583,465        2,582,030
     Less: current portion                         184,634          178,623
                                                ----------       ----------
                                                $2,398,831       $2,403,407
                                                ==========       ==========


         The note payable to a related party is non-interest bearing and repayable in monthly installments of $10,200 beginning in October 2001 and ending in April 2003. As of August 31, 2003, the last three payments have not been made due to a disagreement with the related party. This now has been resolved and payments will be made monthly starting in September 2003.

         During fiscal 2003, Michael Mullarkey, the Company's Chief Executive Officer, agreed to defer until after June 1, 2004, a total of $797,880 in compensation earned as of May 31, 2003, as well as any additional compensation earned thereafter, with interest accruing on the balance at a rate of 8.0% per annum. The agreement is extended each month for an additional month continuing to keep the amounts due and outstanding for greater than 365 days. After June 1, 2004, Mr. Mullarkey and the Company will mutually agree on the repayment terms of his deferred compensation. As of August 31, 2003, Mr. Mullarkey's total deferred compensation was $833,333.

         During fiscal years 2003 and 2002, the Company received $500,000 and $750,000 respectively, in working capital loans from Mr. Mullarkey. These loans accrued interest at 4.75%. In January 2003, the Company consolidated the loans made by Mr. Mullarkey to the Company along with the interest accrued thereon into a five year term loan. The consolidated term loan is collateralized by certain inventory, equipment, accounts receivable and other assets. The consolidated term loan balance at August 31, 2003 is $1,287,901 and bears interest at 8% per annum. The Company is required to make monthly interest only payments during the first 24 months and monthly interest and principal payments beginning in January 2005. In addition, Mr. Mullarkey has agreed to provide the Company with a $1,200,000 credit facility bearing interest at 8% per annum. With respect to each draw against the credit facility, the Company is required to make monthly interest only payments during the first 24 months from the draw date and thereafter monthly interest and principal payments over a three year period. The Company is allowed to draw against this credit facility as needed.

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

Note 8:   CAPITAL LEASE OBLIGATIONS


                                       August 31, 2003      May 31, 2003
                                   -------------------  -----------------
     Capital leases                $           135,941  $         171,198
     Less: current portion                      76,700             97,882
                                   -------------------  -----------------
                                   $            59,241  $          73,316
                                   ===================  =================

WORKSTREAM INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


         Capital lease obligations relate to office equipment, computers and software, and bear interest at rates that range from 7.5% to 15.1% per annum. These leases mature at various times through October 2005.



Note 9: CONVERTIBLE NOTES

                                                       August 31,      May 31,
                                                         2003           2003
                                                     -----------    -----------
     Convertible notes, face value at issue date     $ 2,900,000    $ 2,900,000

     Less: Amount allocated to detachable warrants    (1,038,380)    (1,038,380)
           Amount allocated to beneficial
                   conversion feature                 (1,763,387)    (1,763,387)
                                                     -----------    -----------
     Discounted value of convertible notes                98,233         98,233

     Note conversion                                    (800,000)      (200,000)
     Amortization of discount                          1,321,226        550,838
                                                     -----------    -----------
     Convertible notes                               $   619,459    $   449,071
                                                     ===========    ===========


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

         At the original date of issuance, the detachable warrants entitled the Warrant holders to purchase 658,000 common shares at an exercise price of $3.70 per share, subject to adjustment upon the occurrence of certain dilution events. As a result of our sales of securities, as of August 31, 2003 the Warrant holders are entitled to warrants to purchase 733,619 common shares at an exercise price of $3.32 per share. The warrants have a five year term.

         The Convertible Notes are convertible into a class of preferred shares designated Class A Series A Convertible Preferred Shares, no par value per share (the "Series A Shares"). The conversion price of the Convertible Notes into Series A Shares is $100 per share, subject to adjustment upon the occurrence of certain events. The Series A Shares are convertible into a number of common shares determined by dividing $100 by a floating conversion price based on the market price of our common shares, provided that the conversion price cannot exceed the lesser of $0.75 or 80% of the market price of our common shares for the five day period immediately preceding conversion. The conversion price for the Series A Shares into common shares is subject to further adjustment upon the occurrence of certain events. At the election of the holder, the Convertible Notes may be converted directly into our common shares at a conversion price equal to 80% of the average closing price of our common shares for the five day period before such conversion.

WORKSTREAM INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


         During May 2003, the Company raised additional capital by issuing an individual 266,666 common shares at $0.75 per share and warrants to purchase 133,333 common shares at an exercise price of $1.50 per share, subject to adjustment upon the occurrence of certain events. In May 2003 and June 2003, the Company also entered into agreements with an individual and two institutional investors whereby the Company agreed to sell and they agreed to purchase an aggregate of 1,266,668 common shares at $0.75 per share and warrants to purchase an aggregate of 500,001 common shares at an exercise price of $1.50 per share, subject to adjustment upon the occurrence of certain events. The closing on the sale of these additional common shares and warrants occurred in June and July 2003. As a result of these sales, any future conversion of Series A Shares will be made at a price per share not to exceed the lesser of $0.75 or 80% of the market price of our common shares for the five day period immediately preceding conversion.

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

         In June 2003, certain holders of the Company's Convertible Notes exercised their option to convert a portion of the Convertible Notes. This resulted in a conversion of $600,000 of the Convertible Notes into Series A Shares, which were immediately converted into common shares. As a result of the foregoing conversions, 800,000 common shares were issued at a conversion price of $0.75 per share. The Convertible Notes mature $1,500,000 in April, 2004, and $600,000 in May 2004.

Note 10: COMMON SHARES AND WARRANTS

         The authorized share capital consists of an unlimited number of no par value common shares. The Company has 22,223,249 shares that are outstanding as of August 31, 2003 (May 31, 2003 - 19,951,570). As of August 31, 2003, an
additional 654,204 common shares were being held in escrow as a result of the terms of acquisitions and an estimated 316,456 are contingently issuable related to the PureCarbon acquisition. (See note 3) As at August 31, 2003 there were no Class A Preferred Shares or Series A Shares outstanding.

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

         In June 2003 and July 2003, the Company received $950,000 from an individual and two institutional investors in exchange for the issuance of an aggregate of 1,266,668 common shares at a purchase price equal to $0.75 per share and warrants to purchase an aggregate of 500,001 common shares at an exercise price of $1.50 per share, subject to adjustment upon the occurrence of certain events. The proceeds from these funds will be used for potential acquisitions and for working capital needs.

         In June 2003, the Company entered into a consulting agreement with Stern & Co. whereby the Company agreed to issue 125,000 common shares to Stern & Co. in consideration of Stern & Co. providing consulting services to the Company.

         In June 2003, the Company entered into an agreement with The Research Works, Inc. whereby we agreed to issue an aggregate of 107,000 common shares to The Research Works, Inc. in consideration of The Research Works, Inc. providing certain research services to the Company.

         In August 2003, a shareholder surrendered and the Company subsequently cancelled 26,989 common shares as a reimbursement for legal fees owed to the Company.

WORKSTREAM INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


Note 11:  SEGMENTED AND GEOGRAPHIC INFORMATION

         The following is a summary of the Company's operations by business segment and by geographic region for the three month periods ended August 31, 2003 and August 31, 2002.

                                      ENTERPRISE        CAREER
                                      RECRUITING      TRANSITION
                                       SERVICES        SERVICES          TOTAL
                                     ------------    ------------    ------------
BUSINESS SEGMENT

THREE MONTHS ENDED
AUGUST 31, 2003
Revenue                              $  2,672,814    $  1,505,700    $  4,178,514
Expenses                                3,246,289       1,788,498       5,034,787
                                     ------------    ------------    ------------
Business segment loss                $   (573,475)   $   (282,798)       (856,273)
                                     ============    ============
Corporate overhead, other revenues
     and expenses                                                        (893,286)
                                                                     ------------
Net loss                                                             $ (1,749,559)
                                                                     ============



AS AT AUGUST 31, 2003
Business segment assets              $  3,372,037    $    129,452    $  3,501,489
Intangible assets                       7,483,451         420,770       7,904,221
Goodwill                                9,633,247       7,813,338      17,446,585
                                     ------------    ------------    ------------
                                     $ 20,488,735    $  8,363,560      28,852,295
                                     ============    ============
Assets not allocated to business
     segments                                                           1,334,032
                                                                     ------------
Total assets                                                         $ 30,186,327
                                                                     ============



                                      ENTERPRISE        CAREER
                                      RECRUITING      TRANSITION
                                       SERVICES        SERVICES          TOTAL
                                     -------------   -------------   -------------
THREE MONTHS ENDED
AUGUST 31, 2002
Revenue                              $  2,303,761    $  2,341,953    $  4,645,714
Expenses                                3,610,072       2,502,796       6,112,868
                                     -------------   -------------   -------------
Business segment loss                $ (1,306,311)   $   (160,843)     (1,467,154)
                                     =============   =============
Corporate overhead, other revenues
     and expenses                                                        (749,635)
                                                                     -------------
Net loss                                                             $ (2,216,789)
                                                                     =============




WORKSTREAM INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED



AS AT AUGUST 31, 2002
Business segment assets              $  7,164,693    $    387,563    $  7,552,256
Intangible assets                      10,713,259         730,064      11,443,323
Goodwill                               11,050,753       7,073,084      18,123,837
                                     ------------    ------------    ------------
                                     $ 28,928,705    $  8,190,711      37,119,416
                                     ============    ============
Assets not allocated to business
     segments                                                           1,591,731
                                                                     ------------
Total assets                                                         $ 38,711,147
                                                                     ============


                                      CANADA           USA             TOTAL
                                   -------------   -------------   -------------
GEOGRAPHY

THREE MONTHS ENDED
AUGUST 31, 2003
Revenue                            $    444,370    $  3,734,144    $  4,178,514
Expenses                                578,533       4,841,911       5,420,444
                                   -------------   -------------   -------------
Geographical loss                  $   (134,163)   $ (1,107,767)     (1,241,930)
                                   =============   =============
Other revenues and expenses                                            (459,213)
                                                                   -------------
Net loss                                                           $ (1,701,143)
                                                                   =============


AS AT AUGUST 31, 2003
Geographic segment assets          $  2,725,195    $ 27,461,132    $ 30,186,327
                                   =============   =============   =============


THREE MONTHS ENDED
AUGUST 31, 2002
Revenue                            $    758,417    $  3,887,297    $  4,645,714
Expenses                              1,083,924       5,961,945       7,045,869
                                   -------------   -------------   -------------
Geographical loss                  $   (325,507)   $ (2,074,648)     (2,400,155)
                                   =============   =============
Other revenues and expenses                                             183,366
                                                                   -------------
Net loss                                                           $ (2,216,789)
                                                                   =============


                                      CANADA           USA             TOTAL
                                   -------------   -------------   -------------
AS AT AUGUST 31, 2002
Geographic segment assets          $  4,434,254    $ 34,276,893    $ 38,711,147
                                   =============   =============   =============



Note 12: EARNINGS PER SHARE

         For all the periods presented, diluted net loss per share equals basic net loss per share due to the antidilutive effect of employee stock options, warrants and escrowed shares. The following outstanding instruments could potentially dilute basic earnings per share in the future:

WORKSTREAM INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED



                                                        AUGUST 31, 2003

Stock options                                                      1,599,798
Escrowed shares                                                      654,204
Convertible Notes                                                  1,237,009
PureCarbon contingent shares
                                                                     316,456
Warrants issued to investors                                         633,334
Warrants issued with Convertible Notes                               658,000
Underwriter warrants                                                 440,000
                                            ---------------------------------
Potential increase in number of shares
from dilutive instruments                                          5,538,801
                                            =================================



The weighted average price of the options exercisable at August 31, 2003 was
$2.27



Note 13: STOCK BASED COMPENSATION PLANS

         In June, 2003, we granted our non-employee directors, Cholo Manso, Thomas Danis, Matthew Ebbs, Michael Gerrior and Arthur Halloran, options to purchase 40,000, 40,000, 40,000, 23,000 and 20,000 of our common shares, respectively. These options have an exercise price of $0.98 per share and vest in three equal annual installments commencing on the first anniversary of the grant date. These options terminate on the fifth anniversary of the grant date.

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

                                                           Three Months Ended August 31,
                                                            2003                  2002
                                                        -------------- ----------------
     Weighted average risk free interest rates                  2.37%            3.25%
     Expected dividend yield                                       0%               0%
     Expected volatility                                         111%             115%
     Expected lives (in years)                                    3.5              3.5


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

         The following reflects the impact on results of operations if the Company had recorded additional compensation expense relating to the employee stock options:

WORKSTREAM INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED



                                                   Three Months Ended August 31,
                                                      2003              2002
                                                 -------------     -------------

Net loss, as reported                            $ (1,749,559)     $ (2,216,789)
Estimated incremental share based
     compensation expense                            (175,930)         (249,692)
                                                 -------------     -------------
Pro forma net loss                               $ (1,925,489)     $ (2,466,481)
                                                 =============     =============
Weighted average common shares
     outstanding during the period                 21,777,379        16,983,809
                                                 =============     =============

Basic and diluted loss per share, as
     reported                                    $      (0.08)     $      (0.13)
                                                 =============     =============
Pro forma basic and diluted loss
     per share                                   $      (0.09)     $      (0.15)
                                                 =============     =============


Note 14: SUBSEQUENT EVENTS

         In September, 2003, the Company acquired certain assets of Perform, Inc., a Delaware corporation, in connection with Perform, Inc.'s voluntary petition for relief under Chapter 11 of the United States Bankruptcy Code. As consideration for the sale, the Company issued Perform, Inc. 189,873 of its common shares valued at $300,000 and cash in an amount equal to $450,000. Perform, Inc. designs, develops and markets Human Resource Information Systems and Performance Management Information Systems for mid-size and Global 2000 companies. During the first quarter 2004, we advanced $169,971 in cash to Perform, which was set off against the cash portion of the purchase price.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD LOOKING STATEMENTS

         This report contains "forward-looking statements" within the meaning of
Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. The forward-looking statements contained in this report involve risks and uncertainties. The statements contained in this report that are not purely historical are forward-looking statements. Forward-looking statements include, without limitation, statements containing the words "anticipates," "believes," "expects," "intends," "future," and words and terms of similar substance express management's belief, expectations or intentions regarding future performance. Our actual results could differ materially from our historical operating results and from those anticipated in these forward-looking statements as a result of certain factors, including without limitation, those set forth in our Annual Report on Form 10-K and other factors and uncertainties contained in our other filings with the Securities and Exchange Commission. You are cautioned not to place undue reliance on such forward-looking statements, which speak only as of the date they were made. We disclaim any obligation or undertaking to provide any updates or revisions to any forward-looking statement to reflect any change in our expectations or any change in events, conditions or circumstances on which the forward-looking statement is based.


         The following discussion and analysis should be read in conjunction with our unaudited consolidated financial statements and accompanying notes for the three month period ended August 31, 2003. All figures are in United States dollars, except as otherwise noted.

OVERVIEW

         We are a leading provider of human capital management (HCM) services. We offer a combination of high-tech and high-touch services, giving customers the ability to manage their complete recruiting and outplacement needs on a single Workstream platform.

         We have two distinct operating segments, which are the Enterprise Recruiting Services and Career Transition Services segments. The Enterprise Recruiting Services segment consists of automated talent acquisition systems, recruiting research, online exchange, and employee management and retention system services. The Career Transition Services segment consists of outplacement services.

         Fiscal year 2003 and fiscal year 2002 resulted in significant changes in our business. We completed three and six acquisitions during fiscal year 2003 and fiscal year 2002, respectively. (See Note 3) Subsequent to the acquisitions, we concentrated on integrating the acquired entities and expanding the reach of the existing business. These acquisitions have enabled us to increase our service offerings. We have also made efforts to reduce costs by consolidating operations, resulting in staff reductions of redundant positions and related overhead and reducing research and development expenditures. Certain actions taken to reduce costs have also caused reductions in revenue.

CRITICAL ACCOUNTING POLICIES

         Our most critical accounting policies relate to the assessment of goodwill impairment and impairments in intangible assets. Management applies judgment to value these assets. Changes in assumptions used would impact our financial results.

         Goodwill is assessed for impairment on an annual basis or more frequently if circumstances warrant. We assess goodwill related to reporting units for impairment, and write down the carrying amount of goodwill as required. We estimate the fair value of each reporting unit by preparing a discounted cash flow model, using a 15% discount rate. The model is prepared by projecting results for five years making different assumptions for each business unit. Assumptions are made with regard to the economy direction, revenue growth, gross profit margins and operating expense estimates. An impairment charge is recorded if the implied fair value of goodwill of a reporting unit is less than the book value of goodwill for that unit. Changes in the discount rate used, or in other assumptions in the model, would result in wide fluctuations in the value of goodwill that is supported. Any such changes may result in additional impairment write-downs.

         We value intangible assets, such as a customer base acquired in an acquisition, based on estimated future income applying historical customer retention rates. If the customer base acquired discontinues using our service earlier than historical experience, we may be required to record an impairment of intangible assets. The valuation of acquired technology is based on the cost incurred to develop the software that is then licensed to our clients. Consideration is also given to the useful life and the technology's continued demand in the marketplace. Changes in circumstances impacting other assumptions used to value intangible assets could also lead to future impairments.

REVENUES

         Consolidated revenues were $4,178,514 for the three months ended August 31, 2003 ("first quarter 2004") compared to $4,645,714 for the three months ended August 31, 2002 ("first quarter 2003"), a decrease of $467,200 or 10%. Revenues other than from the companies we acquired during and subsequent to first quarter 2003 were $2,965,647 for first quarter 2004 compared to $3,879,261 for first quarter 2004. The overall decrease in revenues is mainly due to lower Career Transition Service revenues ( 36% lower than first quarter 2003) caused by our consolidation of office locations in the first six months of fiscal 2003 as well as lower sales as a result of a change in marketing strategy.

          Career Transition Service revenues for first quarter 2004 were $1,505,700 compared to $2,341,953 in first quarter 2003. The main reason for the decline in Career Transition Service revenue was due to the closure of office locations during the first six months of fiscal 2003 as well as lower sales as a result of a change in marketing strategy in order to generate more profitable business. The office closures are a result of our plan to consolidate sales locations and develop larger centers in fewer locations in order to leverage management costs and improve internal controls.

          Enterprise Recruiting Service revenues for first quarter 2004 were $2,672,814 compared to $2,303,761 for first quarter 2003. The increase in revenues was primarily due to the timing of the acquisitions completed during and subsequent to first quarter 2003. This increase was partially offset by a decrease in recruitment research and software sales which we believe is due to the continued weak economy causing fewer companies hiring additional staff.

COST OF REVENUES

         Cost of revenues for first quarter 2004 were $443,350 compared to $878,997 for first quarter 2003, a decrease of $435,647 or 50%. Cost of revenues other than from the companies we acquired during and subsequent to first quarter 2003 were $326,450 for first quarter 2004 compared to $685,259 for first quarter 2003. Career Transition Service cost of revenues accounted for $172,591 and Enterprise Recruiting Service cost of revenues accounted for $270,759 of the total cost of revenues for first quarter 2004. Cost of revenues for the Career Transition Services segment decreased $203,786 as a result of lower revenues and cost of revenues for the Enterprise Recruiting Service decreased $231,861 as a result of lower costs in recruitment software partially offset by cost associated with the acquisitions completed during and subsequent to first quarter 2003. Management has concentrated in an effort to eliminate redundant operations.

GROSS PROFITS

         Consolidated gross profits were $3,735,164 for first quarter 2004 or 89% of revenues compared to $3,766,717 or 81% of revenues for the first quarter 2003. Gross profit other than from the companies we acquired during and subsequent to first quarter 2003, were $2,639,197 or 89% of revenues for first quarter 2004 compared to $3,194,002 or 82% of revenues for first quarter 2003.

Career Transition Services gross profit was $1,333,110 or 89% of Career Transition Services revenues and Enterprise Recruiting Services gross profit represented $2,402,054 or 90% of Enterprise Recruiting Services revenues for first quarter 2004. The improvement in gross profit as a percent of revenues is due to the efforts to eliminate redundant operations and costs and to pursue more profitable business.

OPERATING EXPENSES

         Total operating expenses were $5,007,227 for first quarter 2004, compared to $6,169,699 for first quarter 2003, a decrease of $1,162,472 or 19%. Total Operating expenses other than from the companies we acquired during and subsequent to first quarter 2003 were $3,150,347 for first quarter 2004 compared to $4,623,801 for first quarter 2003.The primary reason for the overall decline in operating expenses is the consolidation of operating functions, partially offset by additional expense of $881,178 related to due to the timing of the acquisitions completed subsequent to the beginning of first quarter 2003 and subsequent to the end of first quarter 2003.

SELLING AND MARKETING

          Selling and marketing expenses were $1,067,331 for first quarter 2004 compared to $2,051,149 for first quarter 2003, a decrease of $983,818 or 48%. Selling and marketing expenses other than from the companies we acquired during and subsequent to first quarter 2003 were $1,028,322 for first quarter 2004 compared to $1,899,995 for first quarter 2003. The overall decrease in selling and marketing expense is mainly attributed to a reduction in advertising expense ($609,422) and a reduction in employee costs ($356,078). Advertising was reduced by $456,544 in the Career Transition Services segment by shifting advertising from newspapers and print media to the Internet. In addition, advertising expense was reduced in the Enterprise Recruitment Services segment by $152,878 by implementing a more direct sales approach compared to an indirect approach used by prior management of the acquired companies and initially continued after the acquisitions.

GENERAL AND ADMINISTRATIVE

         General and administrative expenses were $2,424,432 for first quarter 2004, compared to $2,553,944 for first quarter 2003, a decrease of $129,512 or 5%. General and administrative expenses other than from the companies we acquired during and subsequent to first quarter 2003 were $1,650,589 for first quarter 2004 compared to $2,078,006 for first quarter 2003. The overall decrease in expenses was a combination of a $348,012 increase due to due to the timing of the acquisitions completed subsequent to the beginning of first quarter 2003 and subsequent to the end of first quarter 2003, and a $507,655 reduction associated with the elimination of redundant general and administrative expenses.

RESEARCH AND DEVELOPMENT

         Research and development costs were $111,028 for first quarter 2004 compared to $308,240 for first quarter 2003, a decrease of $197,212 or 64%. Research and development costs other than from the companies we acquired during and subsequent to first quarter 2003 were $31,955 for first quarter 2004 compared to $123,620 for first quarter 2003. The overall decline in research and development costs is primarily due to our strategy to acquire technology through acquisitions. We believe that we can acquire new technology at a lower cost and more efficiently than developing new software platforms with internal resources. Since fiscal 2002, most of our research and development efforts have been incurred in the Enterprise Recruiting Services segment.

DEPRECIATION/AMORTIZATION EXPENSE

         Depreciation and amortization expenses were $1,404,436 for first quarter 2004, compared to $1,256,366 for first quarter 2003, an increase of $148,070 or 12%. Depreciation and amortization expenses other than from the companies we acquired during and subsequent to first quarter 2003 were $439,482 for first quarter 2004 compared to $522,181 for first quarter 2003. Amortization of acquired intangibles arising from acquisitions made during and subsequent to first quarter 2003 accounted for $369,124 of the increase in amortization. This increase in amortization expense was partially offset by lower depreciation expense due to the disposal of certain assets in connection with the termination of a lease of certain real property formerly leased to Icarian and certain assets other assets becoming fully amortized.

INTEREST INCOME/EXPENSE

         Interest income was $1,697 for first quarter 2004 compared to $12,932 for first quarter 2003, a decrease of $11,235 or 87%. Interest expense was $919,665 for first quarter 2004, compared to $158,608 for first quarter 2003. The increased interest expense was mainly due to interest expense incurred as a result of a non-cash charge of $770,387 for amortization of the discount related to the conversion of $600,000 of 8% Senior Subordinated Convertible Notes and the accretion of the Notes to their current face value.

LIQUIDITY AND CAPITAL RESOURCES

         As of August 31, 2003, we had $1,811,721 in cash, cash equivalents, restricted cash and short-term investments. We have made significant investment in acquiring new service lines which has reduced available cash and increased long-term debt. Furthermore, capital requirements have exceeded cash flows from operations in the quarter. As of August 31, 2003, $1,221,552 of these cash and short- term investment balances were restricted from use because they were collateral for debt, leases and a letter of guarantee. These restricted cash balances could be reduced in the future by lease payments, any repayments on lines of credit and improvement in the return rate on credit card charges accepted by us for our services.

         For first quarter 2004, cash used in operations totaled $321,061, consisting primarily of the net loss for the period of $1,749,559, offset by non-cash expenses such as depreciation, amortization, and non-cash interest. Our working capital deficiency decreased to $2,435,384 as of August 31, 2003, a decrease of $976,195 from May 31, 2003 as a result of cash received from investors, higher prepaid balances as a result of payments to consultants, higher other assets due to cash advanced related to the Perform acquisition, and higher receivables.

          Net cash used in investing activities during first quarter 2004, was $169,971 due to cash advancements made related to the Perform acquisition.

         Net cash generated by financing activities was $705,751 for first quarter 2004. We received $950,000 in cash from an individual and two institutional investors upon the issuance of common shares. Financing outflows consisted primarily of the payments of $75,000 related to a lease settlement, repayment of bank debt of $67,316, repayment of shareholder loans $52,500, and payments for capital leases $42,091.

         We have had operating losses since our inception and have had negative cash flow from operations for first quarter 2004. However, management believes the elimination of redundancies in the companies acquired in fiscal 2002 and 2003, the consolidation of ongoing operations and reductions in research and development efforts previously discussed, will improve cash flow in the future. We believe this is already reflected in the fact that the cash flow used in operations of $321,061 includes a net repayment of $365,284 of short term liabilities, thereby improving our working capital position. Michael Mullarkey, our Chief Executive Officer, provided us with $500,000 and $750,000 in short term loans during fiscal 2003 and fiscal 2002, respectively. In January 2003, those loans were consolidated into a term loan maturing in five years. The consolidated term loan is collaterized by certain inventory, equipment, accounts receivable and other assets and bears interest at 8% per annum. Under the consolidated term loan, we are required to make monthly interest only payments during the first 24 months and monthly interest and principal payments beginning in January 2005. As of August 31, 2003, the total amount of the consolidated term loan was $1,287,901. In addition, Mr. Mullarkey has agreed to provide us with an additional $1,200,000 credit facility bearing interest at 8% per annum. With respect to each draw against the credit facility, we are required to make monthly interest only payments during the first 24 months from the draw date and thereafter monthly interest and principal payments over a three year period. We are allowed to draw against this credit facility as needed. Mr. Mullarkey also agreed to defer until after June 1, 2004, a total of $797,880 in compensation earned as of May 31, 2003, as well as any additional compensation earned thereafter, with interest accruing on the balance at a rate of 8% per annum. The agreement is extended each month for an additional month continuing to keep the amounts due and outstanding for greater than 356 days. After June 1, 2004, Mr. Mullarkey and Workstream will mutually agree on the repayment terms of his deferred compensation. As of August 31, 2003, total deferred compensation was $833,333. Management believes this credit facility and compensation deferral provided by Mr. Mullarkey, and the closure of offices and reduction of costs made in fiscal 2002 and fiscal 2003, along with further consolidation of cost centers and elimination of redundancies will result in cash flows from operations which, together with current cash reserves, will be sufficient to meet our working capital and capital expenditure requirements through August 31, 2004.

         As of August 31, 2003, we had Convertible Notes with an outstanding balance of $2.1 million. The Convertible Notes mature $1.5 million in April 2004 and $.6 million in May 2004. We believe that the holders of the Convertible Notes will convert the Notes into Series A Preferred shares or common shares before maturity, however, if they do not, we will be required to repay any outstanding balance remaining at the maturity date.


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

         We have established a CDN $1,000,000 line of credit with the Bank of Montreal which bears interest at the bank's prime rate plus 1%. We have drawn CDN $718,737 on this facility as of August 31, 2003. We can draw an additional CDN $111,263 before additional collateral would be required. We also have a term loan with the bank in the amount of CDN $149,985 as of August 31, 2003. The term loan bears interest at the bank's prime rate plus 2%. Additionally, we have a letter of credit issued in May 2002 as collateral on leased facilities in the amount of CDN $270,000 that will renew annually. We pay an annual fee of 1.2% on this letter of credit.

         We also have a term loan and a credit facility from Michael Mullarkey, our Chief Executive Officer, and Convertible Notes, which all bear interest at 8.0% per annum. The terms of these financing instruments are fixed and therefore do not expose us to interest rate fluctuations.

          The majority of our interest rates are fixed, and therefore we have limited exposure to risks associated with interest rate fluctuations.

         The impact on net interest income of a 100 basis point adverse change in interest rates for the quarter ended August 31, 2003 would have been less than $14,000.

FOREIGN CURRENCY RISK

         We have monetary assets and liability balances denominated in Canadian Dollars. As a result, fluctuations in the exchange rate of the Canadian dollar against the U.S. dollar will impact our reported net asset position. A 10% change in foreign exchange rates would result in a change in our reported net asset position of approximately $258,000.

ITEM 4. CONTROLS AND PROCEDURES

         As of August 31, 2003, our management, with the participation of our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of our disclosure controls and procedures. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms. There were no changes during the quarter ended August 31, 2003 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

                           PART II - OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS

         In October 2003, we were named as a defendant in a lawsuit filed by Christopher Miller, the representative of the former shareholders of our wholly-owned subsidiary 6FigureJobs.com, Inc., and 6FigureJobs in the United States District Court for the District of Connecticut. We acquired 6FigureJobs in October 2001 via merger. The complaint alleges, among other things, that Workstream breached the merger agreement and the escrow agreement entered into in connection with the merger. The escrow agreement provides that 323,625 common shares of Workstream are to be held in escrow as a source of payment for breaches of the merger agreement and the payment of an earnout if certain revenue and profit targets were achieved by 6FigureJobs for the twelve months ended September 30, 2002. The plaintiffs allege that one of the profit targets was achieved by 6FigureJobs entitling the plaintiffs to receive 20% of the shares held in escrow and that the plaintiffs are entitled to the other shares remaining in escrow because Workstream breached its obligation to operate 6FigureJobs in a manner consistent with the merger agreement. Perley-Robertson, Hill & McDougall LLP, our Canadian counsel and the escrow agent under the escrow agreement, was also named a defendant in the lawsuit. The plaintiffs also seek compensatory, statutory and punitive damages as well as attorney's fees and other costs. Management will defend this action vigorously as it believes that the revenue and profit targets were not met and that the escrow agreement and merger agreement were not breached.

         We are also subject to other legal proceedings and claims which arise in the ordinary course of our business. We do not believe that the resolution of such actions will materially affect our business, results of operations or financial condition.

ITEM 2.      CHANGES IN SECURITIES AND USE OF PROCEEDS

         In June 2003, Crestview Capital Fund, L.P. and its affiliates that hold our 8% Senior Subordinated Convertible Notes converted an aggregate of $600,000 of the notes into 6,000 of our Class A Series A Convertible Preferred Shares, no par value per share (the "Series A Shares"), at a conversion price of $100 per Series A Share. Immediately upon converting the notes into Series A Shares, Crestview Capital Fund, L.P. and its affiliates converted all 6,000 Series A Shares into an aggregate of 800,000 common shares. The common shares were issued at a conversion price equal to $0.75 per share. The Series A Shares and the common shares were issued to Crestview Capital Fund, L.P. and its affiliates, consisting of a limited number of accredited investors, in reliance on the exemption from registration provided by Rule 506 promulgated under the Securities Act of 1933.

         In May 2003, we entered into agreements with an individual and two institutional investors whereby we agreed to sell and the investors agreed to purchase an aggregate of 933,334 common shares at $0.75 per share and warrants to purchase an aggregate of 333,334 common shares at an exercise price of $1.50 per share, subject to adjustment upon the occurrence of certain events. The closing on the sale of these additional common shares and warrants occurred in June 2003. These common shares and warrants that were issued in June 2003 were sold to a limited number of accredited investors in reliance on the exemption from registration provided by Rule 506 promulgated under the Securities Act of 1933. The proceeds from the sale of these securities are being used for general working capital purposes and potential future acquisitions.

          In June 2003, we entered into an agreement with an institutional investor whereby we agreed to sell and the investor agreed to purchase 333,334 common shares at $0.75 per share and warrants to purchase 166,667 common shares at an exercise price of $1.50 per share, subject to adjustment upon the occurrence of certain events. The closing on the sale of these additional common shares and warrants occurred in July 2003. These common shares and warrants that were issued in July 2003 were sold to one accredited investor in reliance on the exemption from registration provided by Rule 506 promulgated under the Securities Act of 1933. The proceeds from the sale of these securities are being used for general working capital purposes and potential future acquisitions.

         In June 2003, we entered into a consulting agreement with Stern & Co. whereby we agreed to issue 125,000 common shares for $197,500 to Stern & Co. in consideration of Stern & Co. providing consulting services to us. Stern & Co. directed that the 125,000 common shares be issued in the name of Shai Stern. The common shares were issued to one investor in a transaction not involving a public offering. Such issuance was made in reliance on the exemption from registration provided by Section 4(2) of the Securities Act of 1933.

         In June 2003, we entered into an agreement with The Research Works, Inc. whereby we agreed to issue an aggregate of 107,000 common shares for $133,750 to The Research Works, Inc. and certain individuals designated by The Research Works, Inc. in consideration of The Research Works, Inc. providing certain research services to us. The common shares issued to a limited number of investors in a transaction not involving a public offering. Such issuance was made in reliance on the exemption from registration provided by Section 4(2) of the Securities Act of 1933.

         In September, 2003, we acquired certain assets of Perform, Inc., a Delaware corporation, in connection with Perform, Inc.'s voluntary petition for relief under Chapter 11 of the United States Bankruptcy Code. As consideration for the sale, we issued Perform, Inc. 189,873 of our common shares valued at $300,000 and cash in an amount equal to $450,000. The common shares were issued to one investor in a transaction not involving a public offering. Such issuance was made in reliance on the exemption from registration provided by Section 4(2) of the Securities Act of 1933.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits

         Exhibit No.     Description

         31.1.           Certifications pursuant to Rule 13a-14(a)/15d 14(a).

         32.1            Certification pursuant to 18 U.S.C. Section 1350.

         (b) Reports on Form 8-K

         During the quarter ended August 31, 2003, we filed a Current Report on Form 8-K with respect to Items 7 and 9 on August 28, 2003.

                                   SIGNATURES

                  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                             Workstream Inc.
                             (Registrant)


DATE:  October 10, 2003      By: /s/ Michael Mullarkey
                                --------------------------------------------
                             Michael Mullarkey,
                             Chairman of the Board and Chief Executive Officer
                             (Principal Executive Officer)


DATE: October 10, 2003       By: /s/ David Polansky
                                --------------------------------------------
                             David Polansky,
                             Chief Financial Officer and Secretary
                             (Principal Financial Officer)