Form 10-Q
period 2003-11-30
WORKSTREAM INC
filed 2004-01-14
CIK 1095266

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

(Mark One)

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2003

                                       OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to _________

                        Commission file number 001-15503

                                 WORKSTREAM INC.
--------------------------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)


          Canada                                             N/A
-------------------------------                 -------------------------------
(State or Other Jurisdiction of                (IRS Employer Identification No.)
Incorporation or Organization)


495 March Road, Suite 300, Ottawa, Ontario                   K2K 3G1
------------------------------------------                   -------
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

         Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

         Indicate by check mark whether the registrant is an accelerated filer
(as defined in Exchange Act Rule 12b-2).  Yes / /   No  /X/

         As of January 6, 2003, there were 27,183,955* common shares, without par value, outstanding.

* Excluding 654,204 common shares held in escrow under acquisition agreements.

                                 WORKSTREAM INC.

                                TABLE OF CONTENTS

                                                                                       Page No.
                                                                                       --------
Part I.    Financial Information
           Item 1.  Unaudited Financial Statements

                    Unaudited Consolidated Balance Sheets as of
                        November 30, 2003 and May 31, 2003...............................2

                    Unaudited Consolidated Statements of Operations for
                        each of the Three and Six Months Ended
                        November 30, 2003 and 2002.......................................3

                    Unaudited Consolidated Statements of Comprehensive Loss
                        for each of the Three and Six Months Ended
                        November 30, 2003 and 2002.......................................4

                    Unaudited Consolidated Statements of Cash Flows
                        for the Six Months Ended November 30, 2003 and 2002..............5

                    Notes to Unaudited Consolidated Financial Statements.................6

           Item 2.  Management's Discussion and Analysis of Financial
                        Condition and Results of Operations.............................20

           Item 3.  Quantitative and Qualitative Disclosures About Market Risk..........26

           Item 4.  Controls and Procedures.............................................26

Part II.   Other Information

           Item 2.      Changes in Securities and Use of Proceeds.......................27

           Item 4.      Submission of Matters to a Vote of Security Holders.............27

           Item 6.      Exhibits and Reports on Form 8-K ...............................28

Signatures .............................................................................28

PART I - FINANCIAL INFORMATION
ITEM 1. UNAUDITED FINANCIAL STATEMENTS

WORKSTREAM, INC.
UNAUDITED CONSOLIDATED BALANCE SHEETS
(UNITED STATES DOLLARS)

                                                       NOVEMBER 30, 2003    MAY 31, 2003
                                                       -----------------    ------------
ASSETS
CURRENT ASSETS
  Cash and cash equivalents                               $    544,164      $    255,173
  Restricted cash                                            1,340,110         1,307,439
  Short-term investments                                        49,505            38,419
  Accounts receivable, net of allowance for doubtful         1,164,589           933,889
       accounts of $125,022  (May 31, 2003 - $55,828)
  Prepaid expenses                                             243,732           133,551
  Other assets                                                 143,317           201,877
                                                          ------------      ------------
                                                             3,485,417         2,870,348
CAPITAL ASSETS                                               1,003,503         1,138,276
OTHER ASSETS                                                   118,019           143,500
ACQUIRED INTANGIBLE ASSETS                                   7,316,176         9,082,926
GOODWILL                                                    17,472,946        17,383,437
                                                          ------------      ------------
                                                          $ 29,396,061      $ 30,618,487
                                                          ============      ============

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
   Accounts payable                                       $  2,160,617      $  1,909,896
   Accrued liabilities                                         964,279         1,093,133
   Accrued exit costs                                               --           117,702
   Line of credit                                              622,166           593,452
   Accrued compensation                                        430,802           443,144
   Current portion of convertible notes                        904,272           449,071
   Current portion of long-term obligations                     30,787            31,662
   Current portion of related party obligation                 157,057           178,623
   Current portion of capital lease obligations                 59,072            97,882
   Deferred revenue                                          1,352,906         1,367,362
                                                          ------------      ------------
                                                             6,681,958         6,281,927
DEFERRED INCOME TAX LIABILITY                                1,728,956         2,607,981
CAPITAL LEASE OBLIGATIONS                                       47,065            73,316
LEASEHOLD INDUCEMENTS                                          140,206           142,274
LONG-TERM OBLIGATIONS                                           76,969            85,243
RELATED PARTY OBLIGATIONS                                    2,407,140         2,403,407
                                                          ------------      ------------
                                                            11,082,294        11,594,148
COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY
CAPITAL STOCK
   Issued and outstanding, no par value - 22,446,455
          common shares (May 31, 2003 - 19,951,570)         48,798,714        47,158,583
  Additional paid-in capital                                 5,216,931         4,721,516
  Accumulated other comprehensive loss                        (906,998)         (893,316)
  Accumulated deficit                                      (34,794,880)      (31,962,444)
                                                          ------------      ------------
                                                            18,313,767        19,024,339
                                                          ------------      ------------
                                                          $ 29,396,061      $ 30,618,487
                                                          ============      ============

The accompanying notes are an integral part of these unaudited financial statements.

WORKSTREAM INC.
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNITED STATES DOLLARS)

                                       Three Months     Three Months       Six Months        Six Months
                                          Ended             Ended            Ended             Ended
                                       November 30,      November 30,     November 30,      November 30,
                                          2003              2002              2003              2002
                                      ------------      ------------      ------------      ------------
REVENUE                               $  4,261,771      $  4,975,429      $  8,440,285      $  9,621,143
COST OF REVENUES (exclusive of
   depreciation, shown below)              389,407         1,018,725           832,757         1,897,722
                                      ------------      ------------      ------------      ------------
GROSS PROFIT                             3,872,364         3,956,704         7,607,528         7,723,421
                                      ------------      ------------      ------------      ------------

EXPENSES
Selling and marketing                    1,104,556         1,651,329         2,171,887         3,702,478
General and administrative               2,292,240         2,510,700         4,716,672         5,064,644
Research and development                   159,951           412,339           270,979           720,579
Amortization and depreciation            1,403,860         1,742,119         2,808,296         2,998,485
                                      ------------      ------------      ------------      ------------
                                         4,960,607         6,316,487         9,967,834        12,486,186
                                      ------------      ------------      ------------      ------------
OPERATING LOSS                          (1,088,243)       (2,359,783)       (2,360,306)       (4,762,765)
                                      ------------      ------------      ------------      ------------

OTHER INCOME AND (EXPENSES)
Interest and other income                      299            23,595             1,996            36,527
Interest and other expense                (432,324)         (183,634)       (1,351,989)         (342,242)
                                      ------------      ------------      ------------      ------------
                                          (432,025)         (160,039)       (1,349,993)         (305,715)
                                      ------------      ------------      ------------      ------------

LOSS BEFORE INCOME TAX                  (1,520,268)       (2,519,822)       (3,710,299)       (5,068,480)
Recovery of deferred income taxes          439,512           463,763           879,025           795,632

Other income taxes                          (2,121)               --            (1,162)               --
                                      ------------      ------------      ------------      ------------
NET LOSS FOR THE PERIOD               $ (1,082,877)     $ (2,056,059)     $ (2,832,436)     $ (4,272,848)
                                      ============      ============      ============      ============

WEIGHTED AVERAGE NUMBER OF
   COMMON SHARES OUTSTANDING
   DURING THE PERIOD                    22,407,020        18,582,012        22,090,479        17,783,387
                                      ============      ============      ============      ============

BASIC AND DILUTED NET LOSS
   PER COMMON SHARE                   $      (0.05)     $      (0.11)     $      (0.13)     $      (0.24)
                                      ============      ============      ============      ============



The accompanying notes are an integral part of these unaudited financial statements.

WORKSTREAM INC.
UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(UNITED STATES DOLLARS)

                                           Three Months     Three Months     Six Months        Six Months
                                              Ended            Ended           Ended             Ended
                                           November 30,     November 30,     November 30,     November 30,
                                              2003             2002             2003             2002
                                           -----------      -----------      -----------      -----------
Net loss for the period                    $(1,082,877)     $(2,056,059)     $(2,832,436)     $(4,272,848)
Other comprehensive loss:
    Cumulative translation
       adjustment (net of tax of $nil)         (12,601)          (4,143)         (13,682)          (5,791)
                                           -----------      -----------      -----------      -----------
Comprehensive loss for the period          $(1,095,478)     $(2,060,202)     $(2,846,118)     $(4,278,639)
                                           ===========      ===========      ===========      ===========


The accompanying notes are an integral part of these unaudited financial statements.

WORKSTREAM INC.
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNITED STATES DOLLARS)

                                                             Six Months Ended November 30,
                                                                 2003             2002
                                                             -----------      -----------
CASH FROM/(USED IN) OPERATING ACTIVITIES
Net loss for the year                                        $(2,832,436)     $(4,272,848)
Adjustments to reconcile net loss to net cash used in
         operating activities:
Amortization and depreciation                                  2,797,833        2,987,448
Non-cash interest on convertible notes and notes payable       1,181,769          139,664
Recovery of deferred income taxes                               (879,025)        (795,632)
Net change in operating components of working capital            (65,811)        (643,836)
                                                             -----------      -----------
                                                                 202,330       (2,585,204)
                                                             -----------      -----------
CASH (USED IN)/ FROM INVESTING ACTIVITIES
Acquisition of capital assets                                     (5,213)         (18,839)
Cash (paid)/acquired in for business acquisitions               (522,020)       1,921,028
Decrease/(increase) in restricted cash                             9,701         (322,160)
(Purchase)/sale of short term investments                         (3,523)         296,181
                                                             -----------      -----------
                                                                (521,055)       1,876,210
                                                             -----------      -----------
CASH FROM/(USED IN) FINANCING ACTIVITIES
Proceeds from exercise of options                                 33,333           53,838
Costs related to issuance of convertible debt                         --          (82,197)
Costs related to the registration of common stock                (22,919)              --
Proceeds from share and warrants issuance                        950,000               --
Capital lease payments                                           (55,343)        (230,036)
Shareholder loan repayment                                      (138,838)        (256,000)
Repayment of bank debt                                          (138,813)        (168,962)
Proceeds from bank financing                                     141,497          306,485
Repayment related to lease settlement                           (120,000)              --
Long-term debt repayments                                        (14,753)              --
                                                             -----------      -----------
                                                                 634,164         (376,872)
                                                             -----------      -----------

EFFECT OF EXCHANGE RATE CHANGES                                  (26,448)         (49,227)
                                                             -----------      -----------

INCREASE (DECREASE) IN CASH AND
     CASH EQUIVALENTS FOR THE PERIOD                             288,991       (1,135,093)
CASH AND CASH EQUIVALENTS, BEGINNING OF
     THE PERIOD                                                  255,173        1,297,656
                                                             -----------      -----------
CASH AND CASH EQUIVALENTS, END OF
     THE PERIOD                                              $   544,164      $   162,563
                                                             ===========      ===========

SUPPLEMENTAL CASH FLOW INFORMATION
    Interest Paid                                            $   217,898      $   223,485
    Non-cash payments to consultants                         $   330,180               --


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

Note 2:     BASIS OF PRESENTATION

            The consolidated interim unaudited financial statements included herein have been prepared by management, without audit, in accordance with United States generally accepted accounting principles. All amounts presented in these financial statements are presented in United States dollars unless otherwise noted. The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. The earnings of the subsidiaries are included from the date of acquisition. As of November 30, 2003, the Company's subsidiaries are Workstream USA, Inc., 3451615 Canada Inc., Paula Allen Holdings, Inc. ("Paula Allen Holdings"), OMNIpartners, Inc. ("OMNIpartners"), RezLogic, Inc. ("Rezlogic"), 6FigureJobs.com, Inc. ("6FigureJobs.com"), Icarian, Inc. ("Icarian") and Xylo, Inc ("Xylo").

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

Note 3:     ACQUISITION TRANSACTIONS

Acquisition of Perform, Inc.

            On September 11, 2003, the Company acquired certain assets of Perform, Inc. ("Perform"), a Delaware corporation, in connection with Perform, Inc.'s voluntary petition for relief under Chapter 11 of the United States Bankruptcy Code. As consideration for the sale, the Company issued Perform 189,873 of its common shares valued at $300,000 and cash in an amount equal to $450,000. In addition, the Company advanced $72,000 to Perform to fund its operations prior to the finalization of the asset purchase agreement with Perform. Perform designs, develops and markets Human Resource Information Systems and Performance Management Information Systems for mid-size and Global 2000 companies.

            The consolidated financial statements presented herein include the results of operations of Perform from September 12, 2003.

            Management prepared a valuation of the net tangible and intangible assets acquired.

            The purchase price has been allocated as follows:

Share consideration                                                     $300,000
Cash consideration                                                       522,000
Acquisition costs                                                         72,373
                                                                        --------
                                                                         894,373
                                                                        --------

Current assets                                                             2,500
Tangible long-term assets                                                232,362
Intangible assets:
    Acquired technology                                                  659,511
                                                                        --------
Total net identifiable assets                                            894,373
                                                                        --------
Goodwill                                                                $      0
                                                                        ========

WORKSTREAM INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


Contingent consideration relating to prior acquisitions

            As of November 30, 2003, a total of 654,204 common shares were held in escrow relating to prior acquisitions as further described below. This total consists of 323,625 common shares relating to the Company's acquisition of 6FigureJobs.com as well as 330,579 common shares relating to the Company's acquisition of Xylo. Management believes that those issues related to the 6FigureJobs.com and Xylo acquisitions will not be released from escrow. In addition to the escrowed shares, an estimated number of 316,456 common shares are contingently issuable related to the PureCarbon acquisition, which management believes will not be issued.

            Pursuant to the purchase agreement with 6FiguresJobs.com, 323,625 common shares were to be released from escrow and issued to the former shareholders of 6FigureJobs.com provided that certain revenue and profit targets for the twelve month period ending September 30, 2002 were achieved. The Company determined that the revenue and profit targets were not achieved. However, the representative of the former shareholders of 6FigureJobs.com requested an audit to review the Company's calculations used in determining that the revenue and profit targets were not achieved. Management continues to believe that the targets were not met and that the shares currently held in escrow will be cancelled. The Company has been named as defendants in a lawsuit with regard to the escrow shares filed by Christopher Miller, the representative of the former shareholders of 6FigureJobs.com.

            Pursuant to the purchase agreement with PureCarbon, the Company would issue additional shares equal to $500,000 divided by the closing price of the Company's common shares on or prior to August 15, 2003 should certain revenue targets for the twelve month period ending June 30, 2003 be realized. As required under the purchase agreement, an audit confirming whether the revenue targets were met was required. The audit was completed in August 2003 and confirmed that the targets were not met. Management therefore believes that those common shares will not be issued. In October 2003, PureCarbon filed an action with the Supreme Court of the State of New York seeking to compel arbitration under the purchase agreement to determine whether the targets were achieved. The Company filed a motion to dismiss the action. As of November 30, 2003, based on the market price on August 15, 2003 of $1.58, 316,456 common shares would be contingently issuable. Subsequent to the quarter ended November 30, 2003, the Supreme Court of the State of New York dismissed PureCarbon's action to compel arbitration.

            Pursuant to the purchase agreement with Xylo, 330,579 common shares were to be released from escrow subject to achievement of certain revenue targets for the twelve months ended August 31, 2003. Management has determined that the revenue targets were not met and believes that those common shares will be cancelled. Management has notified the escrow agent and shareholder representative that the revenue targets were not met, and pursuant to the agreement, is allowing a response time to expire in order to cancel the shares.

WORKSTREAM INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


Note 4: ALLOWANCE FOR DOUBTFUL ACCOUNTS

                                               November 30, 2003     May 31, 2003
                                               -----------------     ------------
Balance at beginning of year                       $  55,828          $  98,188
Charged to costs and expenses                         72,633            186,581
Write-offs                                            (3,439)          (228,941)
                                                   ---------          ---------
Balance at end of year                             $ 125,022          $  55,828
                                                   =========          =========


Note 5:     CAPITAL ASSETS

                                               November 30, 2003     May 31, 2003
                                               -----------------     ------------
Furniture, equipment and leaseholds              $ 1,432,050        $ 1,388,873
Office equipment                                     250,128            241,659
Computers and software                             3,821,435          3,461,678
                                                 -----------        -----------
                                                   5,503,613          5,092,210
Less accumulated amortization                     (4,500,110)        (3,953,934)
                                                 -----------        -----------
Net capital assets                               $ 1,003,503        $ 1,138,276
                                                 ===========        ===========

Note 6:   ACQUIRED INTANGIBLE ASSETS

                                                    November 30, 2003    May 31, 2003
                                                    -----------------    ------------
Customer contracts                                     $  3,533,182      $  3,559,543
Acquired technologies                                    10,941,143        10,281,632
Trademarks, domain names and intellectual property          457,760           457,760
                                                       ------------      ------------
Total cost                                               14,932,085        14,298,935
                                                       ------------      ------------

Accumulated amortization:
Customer contracts                                       (2,341,648)       (1,760,860)
Acquired technologies                                    (5,065,551)       (3,292,215)
Trademarks, domain names and intellectual property         (208,710)         (162,934)
                                                       ------------      ------------
Total accumulated amortization                           (7,615,909)       (5,216,009)
                                                       ------------      ------------

Net acquired intangible assets                         $  7,316,176      $  9,082,926
                                                       ============      ============

WORKSTREAM INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


Note 7:    GOODWILL

                                           ENTERPRISE         CAREER
                                           RECRUITING        TRANSITION
                                            SERVICES          SERVICES           TOTAL
                                          ------------      ------------      ------------
Goodwill at May 31, 2001                  $         --      $         --      $         --
Acquisitions during the year                 6,984,835         8,563,337        15,548,172
Impairment during the year                  (1,310,000)       (1,500,000)       (2,810,000)
                                          ------------      ------------      ------------
Goodwill at May 31, 2002                     5,674,835         7,063,337        12,738,172
                                          ------------      ------------      ------------

Acquisitions during the year                 6,028,507                --         6,028,507
Issuance of contingent consideration                --           750,000           750,000
Impairment during the year                  (2,133,242)               --        (2,133,242)
                                          ------------      ------------      ------------
Goodwill at May 31, 2003                     9,570,100         7,813,337        17,383,437
                                          ------------      ------------      ------------

Purchase price allocation adjustments
   made within one year of
   acquisition date                                 --            89,509            89,509
                                          ------------      ------------      ------------
Goodwill at November 30, 2003             $  9,570,100      $  7,902,846      $ 17,472,946
                                          ============      ============      ============


Note 8:   LINES OF CREDIT AND RESTRICTED CASH

            At November 30, 2003, the Company had an aggregate of $622,166 outstanding on a line of credit from the Bank of Montreal.

                                                   November 30, 2003  May 31, 2003
                                                   -----------------  ------------
Line of credit - Bank of Montreal                      $622,166         $593,452
                                                       ========         ========


            The line of credit with the Bank of Montreal bears interest at the bank's prime rate plus 1%. The Company is permitted to draw up to CDN (Canadian dollars) $1,000,000 against this facility based on compensating balances on deposit with the bank. The Company has drawn CDN $812,707 as of November 30, 2003. The Company has provided collateral of CDN $830,000, leaving CDN $17,293 available to be drawn on this line.

            At November 30, 2003, and May 31, 2003, a total of $1,340,110 and $1,307,439, respectively, of cash and short-term deposits were pledged to the institutions below as collateral for the line of credit, a term loan and a letter of credit for a facility lease and therefore were restricted from the Company's use:

                                                  November 30, 2003  May 31, 2003
                                                  -----------------  ------------
Bank of America - credit card reserve                $  399,786       $  399,786
Bank of Montreal - Term loan, line of credit and
letter of credit for facility lease                     940,324          907,653
                                                     ----------       ----------
                                                     $1,340,110       $1,307,439
                                                     ==========       ==========

WORKSTREAM INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


Note 9: CONVERTIBLE NOTES

                                               November 30, 2003   May 31, 2003
                                               -----------------   ------------
Convertible notes, face value at issue date       $ 2,900,000      $ 2,900,000

Less: Amount allocated to detachable warrants      (1,038,380)      (1,038,380)
         Amount allocated to beneficial
              conversion feature                   (1,763,387)      (1,763,387)
                                                  -----------      -----------
Discounted value of convertible notes                  98,233           98,233

Note conversion                                      (800,000)        (200,000)
Amortization of discount                            1,606,039          550,838
                                                  -----------      -----------
Convertible notes                                 $   904,272      $   449,071
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

              At the original date of issuance, the detachable warrants entitled the Warrant holders to purchase 658,000 common shares at an exercise price of $3.70 per share, subject to adjustment upon the occurrence of certain dilution events. As a result of our sales of securities, as of November 30, 2003 the Warrant holders are entitled to warrants to purchase 733,619 common shares at an exercise price of $3.32 per share. The warrants have a five year term.

            The Convertible Notes are convertible into a class of preferred shares designated Class A Series A Preferred Shares, no par value per share (the "Series A Shares"). The conversion price of the Convertible Notes into Series A Shares is $100 per share, subject to adjustment upon the occurrence of certain events. The Series A Shares are convertible into a number of common shares determined by dividing $100 by a floating conversion price based on the market price of our common shares, provided that the conversion price cannot exceed the lesser of $0.75 or 80% of the market price of our common shares for the five day period immediately preceding conversion. The conversion price for the Series A Shares into common shares is subject to further adjustment upon the occurrence of certain events. At the election of the holder, the Convertible Notes may be converted directly into our common shares at a conversion price equal to 80% of the average closing price of our common shares for the five day period before such conversion.

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

WORKSTREAM INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


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

            In December 2003, certain holders of the Company's Convertible Notes exercised their option to convert a portion of the Convertible Notes. This resulted in a conversion of $337,500 of the Convertible Notes into Series A Shares, which were immediately converted into common shares. As a result of the foregoing conversions, 450,000 common shares were issued at a conversion price equal to $0.75 per share.

            In January 2004, the Company entered into an agreement with Crestview Capital Fund L.P., Sands Brothers Venture Capital III LLC and their respective affiliates to amend the Convertible Notes and the warrants to purchase common shares that were issued in connection with the sale of the Convertible Notes in April and May 2002 to Crestview Capital Fund L.P., Sands Brothers Venture Capital III LLC and their respective affiliates. Under the agreement, the holders of the Convertible Notes agreed that on January 12, 2004 the remaining outstanding balance of $1,762,500 of the Convertible Notes would be automatically converted into a total of 1,174,999 common shares at a conversion price of $1.50 per common share. In consideration for the noteholders agreement to convert the Convertible Notes into common shares, the Company agreed to reduce the exercise price on the warrants to purchase common shares from $3.3186 per common share to an exercise price of $2.00 per common share.

            Due to the conversion of the Convertible Notes subsequent to the end of the quarter, the remaining unamortized discount as of November 30, 2003 related to the Convertible Notes will be charged as non-cash interest expense in the third quarter.

NOTE 10: LONG-TERM OBLIGATIONS

            Long-term obligations consists of the following:

                                               November 30, 2003      May 31, 2003
                                               -----------------      ------------
Term loan                                           $107,756            $116,905
Less: current portion                                 30,787              31,662
                                                    --------            --------
                                                    $ 76,969            $ 85,243
                                                    ========            ========


            Long-term obligations represents a five year term loan maturing in May 2007 with monthly principal payments of CND $3,333 with the Bank of Montreal that bears interest at the Bank's prime rate plus 2.0%. Collateral has been provided as described in note 8.

WORKSTREAM INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


            As at November 30, 2003 the maturities for long-term obligations are as follows:

Last six months of fiscal year 2004                                     $ 15,395
Fiscal year 2005                                                          30,787
Fiscal year 2006                                                          30,787
Fiscal year 2007                                                          30,787
                                                                        --------
                                                                        $107,756
                                                                        ========


Note 11:    RELATED PARTY OBLIGATIONS

                                             November 30, 2003       May 31, 2003
                                             -----------------       ------------
Note payable                                     $       --           $   33,838
Deferred compensation                               883,334              797,880
Shareholder loans                                 1,680,863            1,750,312
                                                 ----------           ----------
                                                  2,564,197            2,582,030
Less: current portion                               157,057              178,623
                                                 ----------           ----------
                                                 $2,407,140           $2,403,407
                                                 ==========           ==========


            As of November 30, 2003, the note payable to a related party has been paid in full. The note payable was non-interest bearing and repayable in monthly installments of $10,200 beginning in October 2001 and ending in April 2003. As of May 31, 2003, the last three payments had not been made due to a disagreement with the related party. This was subsequently resolved and the final payments were made during the second quarter of fiscal 2004.

            During fiscal 2003, Michael Mullarkey, the Company's Chief Executive Officer, agreed to defer until after June 1, 2004, a total of $797,880 in compensation earned as of May 31, 2003, as well as any additional compensation earned thereafter, with interest accruing on the balance at a rate of 8.0% per annum. The repayment date under the agreement is automatically extended each month after June 1, 2004 for an additional month, which results in the amounts continuing to remain due and outstanding for greater than 365 days. After June 1, 2004, Mr. Mullarkey and the Company will mutually agree on the repayment terms of his deferred compensation. As of November 30, 2003, Mr. Mullarkey's total deferred compensation was $883,334.

            During fiscal years 2003 and 2002, the Company received $500,000 and $750,000 respectively, in working capital loans from Mr. Mullarkey. These loans accrued interest at 4.75%. In January 2003, the Company consolidated the loans made by Mr. Mullarkey to the Company along with the interest accrued thereon into a five year term loan. The consolidated term loan is collateralized by certain inventory, equipment, accounts receivable and other assets. The consolidated term loan balance at November 30, 2003 was $1,287,901 and bears interest at 8% per annum. The Company is required to make monthly interest only payments during the first 24 months and monthly interest and principal payments beginning in January 2005. In December 2003 and January 2004, the loan and accrued interest was paid in full (see Note 17: Subsequent Events). In addition, Mr. Mullarkey has agreed to provide the Company with a $1,200,000 credit facility bearing interest at 8% per annum. With respect to each draw against the credit facility, the Company is required to make monthly interest only payments during the first 24 months from the draw date and thereafter monthly interest and principal payments over a three year period. The Company is allowed to draw against this credit facility as needed.

WORKSTREAM INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


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

Note 12:   CAPITAL LEASE OBLIGATIONS

                                               November 30, 2003      May 31, 2003
                                               -----------------      ------------
Capital leases                                      $106,137            $171,198
Less: current portion                                 59,072              97,882
                                                    --------            --------
                                                    $ 47,065            $ 73,316
                                                    ========            ========


            Capital lease obligations relate to office equipment, computers and software, and bear interest at rates that range from 7.5% to 32.2% per annum. These leases mature at various times through October 2005.

Note 13: COMMON SHARES AND WARRANTS

            The authorized share capital consists of an unlimited number of no par value common shares, an unlimited number of Class A Preferred Shares, no par value per share (the "Class A Preferred Shares"), and an unlimited number of Class A Series A Preferred Shares, no par value per share (the "Series A Shares"). The Company has 22,446,455 shares that are outstanding as of November 30, 2003 (May 31, 2003 - 19,951,570). As of November 30, 2003, an additional
654,204 common shares were being held in escrow as a result of the terms of acquisitions and an estimated 316,456 are contingently issuable related to the PureCarbon acquisition (see note 3). As at November 30, 2003 there were no Class A Preferred Shares or Series A Shares outstanding.

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

            In June 2003, we entered into an agreement with The Research Works, Inc. whereby the Company agreed to issue an aggregate of 107,000 common shares to The Research Works, Inc. and certain individuals designated by The Research Works, Inc. in consideration of The Research Works, Inc. providing certain research services to the Company.

WORKSTREAM INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


            In August 2003, a shareholder surrendered and the Company subsequently cancelled 26,989 common shares as a reimbursement for legal fees owed to the Company.

            In September 2003, the Company acquired certain assets of Perform, Inc., a Delaware corporation, in connection with Perform, Inc.'s voluntary petition for relief under Chapter 11 of the United States Bankruptcy Code. As consideration for the sale, the Company issued Perform, Inc. 189,873 of its common shares valued at $300,000 and cash in an amount equal to $450,000. In addition, the Company advanced $72,000 to Perform, Inc. to fund its operations prior to the finalization of the asset purchase agreement with Perform, Inc.

            In October 2003, the Company issued 33,333 common shares to an individual as a result of the individual's exercise of an option to purchase 33,333 common shares.

Note 14:  SEGMENTED AND GEOGRAPHIC INFORMATION

            The following is a summary of the Company's operations by business segment and by geographic region for the three and six month periods ended November 30, 2003 and November 30, 2002.

                                       ENTERPRISE         CAREER
                                       RECRUITING       TRANSITION
                                        SERVICES         SERVICES           TOTAL
                                       -----------      -----------      -----------
BUSINESS SEGMENT

THREE MONTHS ENDED
NOVEMBER 30, 2003
Revenue                                $ 2,638,160      $ 1,623,611      $ 4,261,771
Expenses                                 3,131,180        1,802,194        4,933,374
                                       -----------      -----------      -----------
Business segment loss                  $  (493,020)     $  (178,583)        (671,603)
                                       ===========      ===========
Corporate overhead, other revenues
     And expenses                                                           (411,274)
                                                                         -----------
Net loss                                                                 $(1,082,877)
                                                                         ===========

                                       ENTERPRISE         CAREER
                                       RECRUITING       TRANSITION
                                        SERVICES         SERVICES           TOTAL
                                       -----------      -----------      -----------
SIX MONTHS ENDED
NOVEMBER 30, 2003
Revenue                                $ 5,310,973      $ 3,129,312      $ 8,440,285
Expenses                                 6,377,468        3,590,693        9,968,161
                                       -----------      -----------      -----------
Business segment loss                  $(1,066,495)     $  (461,381)      (1,527,876)
                                       ===========      ===========
Corporate overhead, other revenues
     And expenses                                                         (1,304,560)
                                                                         -----------
Net loss                                                                 $(2,832,436)
                                                                         ===========

                                     ENTERPRISE        CAREER
                                     RECRUITING      TRANSITION
                                      SERVICES        SERVICES          TOTAL
                                     -----------     -----------     -----------
AS AT NOVEMBER 30, 2003
Business segment assets              $ 3,401,617     $    83,861     $ 3,485,478
Intangible assets                      6,981,425         334,751       7,316,176
Goodwill                               9,659,608       7,813,338      17,472,946
                                     -----------     -----------     -----------
                                     $20,042,650     $ 8,231,950      28,274,600
                                     ===========     ===========
Assets not allocated to business
     Segments                                                          1,121,461
                                                                     -----------
Total assets                                                         $29,396,061
                                                                     ===========

WORKSTREAM INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


                                       ENTERPRISE         CAREER
                                       RECRUITING       TRANSITION
                                        SERVICES         SERVICES           TOTAL
                                       -----------      -----------      -----------
THREE MONTHS ENDED
NOVEMBER 30, 2002
Revenue                                $ 3,195,813      $ 1,779,616      $ 4,975,429
Expenses                                 4,095,516        2,094,185        6,189,701
                                       -----------      -----------      -----------
Business segment loss                  $  (899,703)     $  (314,569)      (1,214,272)
                                       ===========      ===========
Corporate overhead, other revenues
     And expenses                                                           (841,787)
                                                                         -----------
Net loss                                                                 $(2,056,059)
                                                                         ===========

                                        ENTERPRISE          CAREER
                                        RECRUITING        TRANSITION
                                         SERVICES          SERVICES           TOTAL
                                       ------------      ------------      ------------
SIX MONTHS ENDED
NOVEMBER 30, 2002
Revenue                                $  5,499,574      $  4,121,569      $  9,621,143
Expenses                                  7,694,406         4,596,981        12,291,387
                                       ------------      ------------      ------------
Business segment loss                  $ (2,194,832)     $   (475,412)       (2,670,244)
                                       ============      ============
Corporate overhead, other revenues
     And expenses                                                            (1,602,604)
                                                                           ------------
Net loss                                                                   $ (4,272,848)
                                                                           ============


                                      ENTERPRISE       CAREER
                                     RECRUITING      TRANSITION
                                      SERVICES        SERVICES          TOTAL
                                     -----------     -----------     -----------
AS AT NOVEMBER 30, 2002
Business segment assets              $ 6,550,352     $   439,356     $ 6,989,708
Intangible assets                     10,946,660         650,490      11,597,150
Goodwill                              11,783,375       7,073,084      18,856,459
                                     -----------     -----------     -----------
                                     $29,280,387     $ 8,162,930      37,443,317
                                     ===========     ===========
Assets not allocated to business
     Segments                                                          1,297,387
                                                                     -----------
Total assets                                                         $38,740,704
                                                                     ===========

WORKSTREAM INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


                                  CANADA            USA              TOTAL
                                -----------      -----------      -----------
GEOGRAPHY
THREE MONTHS ENDED
NOVEMBER 30, 2003
Revenue                         $   496,490      $ 3,765,281      $ 4,261,771
Expenses                            580,008        4,770,006        5,350,014
                                -----------      -----------      -----------
Geographical loss               $   (83,518)     $(1,004,725)      (1,088,243)
                                ===========      ===========
Other revenues and expenses                                             5,366
                                                                  -----------
Net loss                                                          $(1,082,877)
                                                                  ===========

                                  CANADA            USA              TOTAL
                                -----------      -----------      -----------
SIX MONTHS ENDED
NOVEMBER 30, 2003
Revenue                         $    940,860      $  7,499,425      $  8,440,285
Expenses                           1,159,450         9,641,140        10,800,590
                                ------------      ------------      ------------
Geographical loss               $   (218,590)     $ (2,141,715)       (2,360,305)
                                ============      ============
Other revenues and expenses                                             (472,131)
                                                                    ------------
Net loss                                                            $ (2,832,436)
                                                                    ============

                                CANADA           USA             TOTAL
                              -----------     -----------     -----------
AS AT NOVEMBER 30, 2003
Geographic segment assets     $ 1,781,309     $27,614,752     $29,396,061
                              ===========     ===========     ===========

WORKSTREAM INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


                                  CANADA            USA              TOTAL
                                -----------      -----------      -----------
THREE MONTHS ENDED
NOVEMBER 30, 2002
Revenue                         $   636,431      $ 4,338,998      $ 4,975,429
Expenses                          1,069,901        6,265,310        7,335,211
                                -----------      -----------      -----------
Geographical loss               $  (433,470)     $(1,926,312)      (2,359,782)
                                ===========      ===========
Other revenues and expenses                                           303,723
                                                                  -----------
Net loss                                                          $(2,056,059)
                                                                  ===========

                                  CANADA            USA              TOTAL
                                -----------      -----------      -----------
SIX MONTHS ENDED
NOVEMBER 30, 2002
Revenue                         $  1,394,848      $  8,226,295      $  9,621,143
Expenses                           2,153,826        12,230,083        14,383,909
                                ------------      ------------      ------------
Geographical loss               $   (758,978)     $ (4,003,788)       (4,762,766)
                                ============      ============
Other revenues and expenses                                              489,918
                                                                    ------------
Net loss                                                            $ (4,272,848)
                                                                    ============

                                CANADA           USA             TOTAL
                              -----------     -----------     -----------
AS AT NOVEMBER 30, 2002
Geographic segment assets     $ 3,892,493     $34,848,211     $38,740,704
                              ===========     ===========     ===========


Note 15: EARNINGS PER SHARE

            For all the periods presented, diluted net loss per share equals basic net loss per share due to the antidilutive effect of employee stock options, warrants and escrowed shares. The following outstanding instruments could potentially dilute basic earnings per share in the future:

                                                                   NOVEMBER 30, 2003
                                                                   -----------------
Stock options                                                        1,538,265
Escrowed shares                                                        654,204
Convertible notes                                                    2,800,000
PureCarbon contingent shares                                           316,456

Warrants issued to investors                                           633,334
Warrants issued with convertible notes                                 733,619
Underwriter warrants                                                   440,000
                                                                     ---------
Potential increase in number of shares from
  dilutive instruments                                               7,115,878
                                                                     =========


The weighted average price of the options exercisable at November 30, 2003 was $2.21 per common share.

WORKSTREAM INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


Note 16: STOCK BASED COMPENSATION PLANS

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

                                  Three Months    Three Months    Six Months     Six Months
                                      Ended          Ended          Ended          Ended
                                   November 30,   November 30,   November 30,   November 30,
                                      2003           2002           2003           2002
                                  -------------   ------------   ------------   -------------
Weighted average
    Risk free interest rates          3.32%          3.07%          2.50%          3.08%
Expected dividend yield                  0%             0%             0%             0%
Weighted average
    expected volatility                105%           110%           115%           115%
Expected lives (in years)              3.5            3.5            3.5            3.5


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

            The following reflects the impact on results of operations if the Company had recorded additional compensation expense relating to the employee stock options:

                                          Three Months      Three Months       Six Months        Six Months
                                             Ended             Ended             Ended             Ended
                                          November 30,      November 30,      November 30,      November 30,
                                             2003              2002              2003              2002
                                         ------------      ------------      ------------      ------------
Net loss, as reported                    $ (1,082,877)     $ (2,056,059)     $ (2,832,436)     $ (4,272,848)
Estimated incremental share based
     compensation expense (net
     of tax of $nil)                         (108,741)         (149,441)         (282,643)         (399,133)
                                         ------------      ------------      ------------      ------------
Pro forma net loss                       $ (1,191,618)     $ (2,205,500)     $ (3,115,079)     $ (4,671,981)
                                         ============      ============      ============      ============
Weighted average common shares
     outstanding during the period         22,407,020        18,582,012        22,090,479        17,783,387
                                         ============      ============      ============      ============

Basic and diluted loss per share, as
     Reported                            $      (0.05)     $      (0.11)     $      (0.13)     $      (0.24)
                                         ============      ============      ============      ============
Pro forma basic and diluted loss
     Per share                           $      (0.05)     $      (0.12)     $      (0.14)     $      (0.26)
                                         ============      ============      ============      ============

WORKSTREAM INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


Note 17: SUBSEQUENT EVENTS

            In December 2003, the Company issued an aggregate of 4,125,000 common shares at $1.60 per common share to institutional and other accredited investors in a private placement offering resulting in aggregate proceeds of approximately $6.6 million. The proceeds from the sale will be used to repay or otherwise cause the satisfaction in full of the amounts outstanding under the Company's Convertible Notes, to pay the expenses incurred in connection with the issuance and for general working capital requirements. In connection with the issuance of the 4,125,000 common shares, the Company paid commissions to placement agents in an aggregate amount equal to $540,000, of which $100,000 was paid in 62,500 common shares in lieu of cash. The Company also issued the placement agents or their designee's warrants to purchase an aggregate of 412,500 common shares at an exercise price of $1.60 per share.

            In December 2003, the Company issued to Legend Merchant Group a warrant to purchase 50,000 common shares at an exercise price of $1.50 per share, and a warrant to purchase an additional 50,000 common shares at an exercise price of $1.75 per share. The warrants have a two year term. This issuance of the warrants was made in exchange for business advisory services to be provided over a period of 12 months by Legend Merchant Group to the Company.

            In December 2003, certain holders of the Company's 8% Senior Subordinated Convertible Notes exercised their option to convert a portion of the Convertible Notes. This resulted in a conversion of $337,500 of the Convertible Notes into Series A Convertible Preferred Shares which were immediately converted into common shares. As a result of the foregoing conversions, 450,000 common shares were issued at a conversion price equal to $0.75 per share.

            In December 2003, the Company issued 100,000 shares to Nathan Lowe for consulting services provided to the Company.

            In December 2003 and January 2004, the Company paid in full the $1,287,901 note payable and accrued interest that was due to Michael Mullarkey, the Company's Chief Executive Officer. Mr. Mullarkey has no obligation under this term loan to advance the Company any additional funds.

            In January 2004, the Company entered into an agreement with Crestview Capital Fund L.P., Sands Brothers Venture Capital III LLC and their respective affiliates to amend the Convertible Notes and the warrants to purchase common shares that were issued in connection with the sale of the Convertible Notes in April and May 2002 to Crestview Capital Fund L.P., Sands Brothers Venture Capital III LLC and their respective affiliates. Under the agreement, the holders of the Convertible Notes agreed that on January 12, 2004 the remaining outstanding balance of $1,762,500 of the Convertible Notes would be automatically converted into a total of 1,174,999 common shares at a conversion price of $1.50 per common share. In consideration for the noteholders agreement to convert the Convertible Notes into common shares, the Company agreed to reduce the exercise price on the warrants to purchase common shares from $3.3186 per common share to an exercise price of $2.00 per common share.

            Due to the conversion of the Convertible Notes subsequent to the end of the quarter, the remaining unamortized discount as of November 30, 2003 related to the Convertible Notes will be charged as non-cash interest expense in the third quarter.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD LOOKING STATEMENTS

This report contains "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. The forward-looking statements contained in this report involve risks and uncertainties. The statements contained in this report that are not purely historical are forward-looking statements. Forward-looking statements include, without limitation, statements containing the words "anticipates," "believes," "expects," "intends," "future," and words and terms of similar substance and express management's belief, expectations or intentions regarding future performance. Our actual results could differ materially from our historical operating results and from those anticipated in these forward-looking statements as a result of certain factors, including without limitation, those set forth in our Annual Report on Form 10-K and other factors and uncertainties contained in our other filings with the Securities and Exchange Commission. You are cautioned not to place undue reliance on such forward-looking statements, which speak only as of the date they were made. We disclaim any obligation or undertaking to provide any updates or revisions to any forward-looking statement to reflect any change in our expectations or any change in events, conditions or circumstances on which the forward-looking statement is based.

            The following discussion and analysis should be read in conjunction with our unaudited consolidated financial statements and accompanying notes for the three and six month periods ended November 30, 2003. All figures are in United States dollars, except as otherwise noted.

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

            Fiscal year 2003 and fiscal year 2002 resulted in significant changes in our business. We completed three and six acquisitions during fiscal year 2003 and fiscal year 2002, respectively In addition, another acquisition was completed during fiscal year 2004 (see Note 3). Subsequent to the acquisitions, we concentrated on integrating the acquired entities and expanding the reach of the existing business. These acquisitions have enabled us to increase our service offerings. We have also made efforts to reduce costs by consolidating operations, resulting in staff reductions of redundant positions and related overhead and reducing research and development expenditures. Certain actions taken to reduce costs have also caused reductions in revenue.

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

REVENUES

            Consolidated revenues were $4,261,771 for the three months ended November 30, 2003 ("second quarter 2004") compared to $4,975,429 for the three months ended November 30, 2002 ("second quarter 2003"), a decrease of $713,658 or 14%. The Perform acquisition completed in the second quarter 2004 contributed $237,356 of the total revenue for the second quarter 2004. The overall decrease in revenues is mainly due to lower Enterprise Recruitment Service sales (17% lower than second quarter 2003) which management believes is caused by a transitioning of sales into the Ecruiter software solution, which is more economical for the client but more profitable for Workstream, as well as by the continued weak job market resulting in fewer companies hiring additional staff, and lower Career Transition Service revenues (9% lower than second quarter 2003) caused by the closure of seven office locations during the first six months of fiscal 2003 as well as lower sales as a result of a change in marketing strategy.

             Career Transition Service revenues for second quarter 2004 were $1,623,611 compared to $1,779,616 in second quarter 2003. The main reason for the decline in Career Transition Service revenue was due to the closure of seven office locations during the first six months of fiscal 2003 as well as lower sales as a result of a change in marketing strategy in order to generate more profitable business. The office closures are a result of our plan to consolidate sales locations and develop larger centers in fewer locations in order to leverage management costs and improve internal controls.

             Enterprise Recruiting Service revenues for second quarter 2004 were $2,638,160 compared to $3,195,813 for second quarter 2003. The decrease in revenues was primarily due to a decrease in recruitment research and software sales which we believe is due to the continued weak job market causing fewer companies hiring additional staff. This was partially offset by revenue of $237,356 generated by the Perform acquisition completed during second quarter 2004.

            Consolidated revenues were $8,440,285 for the six months ended November 30, 2003 compared to $9,621,143 for the six months ended November 30, 2002, a decrease of $1,180,858 or 12%. The overall decrease in revenues is mainly due to lower Career Transition Service revenues (24% lower than the six months ended November 30, 2003) caused by our closure of seven office locations in the first six months of fiscal 2003 as well as lower sales as a result of a change in marketing strategy.

COST OF REVENUES

            Cost of revenues for second quarter 2004 were $389,407 compared to $1,018,725 for second quarter 2003, a decrease of $629,318 or 62%. The Perform acquisition completed in second quarter 2004 did not incur any cost of revenues. Career Transition Service cost of revenues accounted for $190,757 and Enterprise Recruiting Service cost of revenues accounted for $198,650 of the total cost of revenues for second quarter 2004. Cost of revenues for the Career Transition Services segment decreased $142,193 as a result of lower revenues and cost of revenues for the Enterprise Recruiting Service decreased $487,125 as a result of a decrease in costs in the recruitment software area. Management has made a concentrated effort to reduce costs by eliminating redundant operations.

            Cost of revenues for the six months ended November 30, 2003 were $832,757 compared to $1,897,722 for the six months ended November 30, 2002, a decrease of $1,064,965 or 56%. Career Transition Service cost of revenues accounted for $363,348 and Enterprise Recruiting Service cost of revenues accounted for $469,409 of the total cost of revenues for the six months ended November 30, 2003. Cost of revenues for the Career Transition Services segment decreased $345,978 as a result of lower revenues and cost of revenues for the Enterprise Recruiting Service decreased $718,987 as a result of lower costs in recruitment software due to management's effort to eliminate redundant operations.

GROSS PROFITS

            Consolidated gross profits were $3,872,364 for second quarter 2004 or 91% of revenues compared to $3,956,704 or 80% of revenues for the second quarter 2003. The Perform acquisition completed during the second quarter 2004 contributed $237,356 of the total gross profit for that quarter. Career Transition Services gross profit was $1,432,855 or 88% of Career Transition Services revenues and Enterprise Recruiting Services gross profit represented $2,439,509 or 92% of Enterprise Recruiting Services revenues for second quarter 2004. The improvement in gross profit as a percent of revenues is due to the efforts to eliminate redundant operations and costs and to pursue more profitable business by shifting towards more profitable products and changing marketing strategies resulting in sales with higher gross margin.

            Consolidated gross profits were $7,607,528 or 90% of revenues for the six months ended November 30, 2003 compared to $7,723,421 or 80% of revenues for the six months ended November 30, 2002. Career Transition Services gross profit was $2,765,963 or 88% of Career Transition Services revenues and Enterprise Recruiting Services gross profit represented $4,841,565 or 91% of Enterprise Recruiting Services revenues for the six months ended November 30, 2003.

OPERATING EXPENSES

            Total operating expenses were $4,960,607 for second quarter 2004, compared to $6,316,487 for second quarter 2003, a decrease of $1,355,880 or 21%. Total operating expenses for the Perform acquisition completed in second quarter 2004 was $196,650. The primary reason for the overall decline in operating expenses is the consolidation of operating functions, which includes lower selling and marketing expenses, lower research and development costs and reduced general and administrative expenses such as rent, bad debt expense and credit card fees.

            Total operating expenses were $9,967,834 for the six months ended November 30, 2003, compared to $12,486,186 for the six months ended November 30, 2002, a decrease of $2,518,352 or 20%. The primary reason for the overall decline in operating expenses is the consolidation of operating functions, partially offset by additional operating expense of $891,861 due to the acquisitions completed at different times during the six months ended November 30, 2002 and additional operating expenses of $196,650 related to the Perform acquisition completed in second quarter 2004.

SELLING AND MARKETING

             Selling and marketing expenses were $1,104,556 for second quarter 2004 compared to $1,651,329 for second quarter 2003, a decrease of $546,773 or 33%. Selling and marketing expense related to the Perform acquisition completed in second quarter 2004 was $40,047. The overall decrease in selling and marketing expense is mainly attributed to a reduction of $211,485 in advertising expense, a reduction of $266,918 in employee costs, and a decrease of $65,962 in travel and entertainment expense. Advertising was reduced mainly in the Career Transition Services segment (a decrease of $206,335 from second quarter 2003) by shifting advertising from newspapers and print media to the Internet.

            Selling and marketing expenses were $2,171,887 for the six months ended November 30, 2003 compared to $3,702,478 for the six months ended November 30, 2002, a decrease of $1,530,591 or 41%. The overall decrease in selling and marketing expense is mainly attributed to a reduction of $821,906 in advertising expense, a reduction of $662,995 in employee costs, and a decrease of $87,997 in travel and entertainment expense. Advertising was reduced by $662,880 in the Career Transition Services segment by shifting advertising from newspapers and print media to the Internet. In addition, advertising expense was reduced in the Enterprise Recruitment Services segment by $159,026 by implementing a more direct sales approach compared to an indirect approach used by prior management of the acquired companies and initially continued after the acquisitions.

GENERAL AND ADMINISTRATIVE

            General and administrative expenses were $2,292,240 for second quarter 2004, compared to $2,510,700 for second quarter 2003, a decrease of $218,460 or 9%. General and administrative expenses related to the Perform acquisition completed in second quarter 2004 were $48,915. The overall decrease in general and administrative expenses was due mainly to a decrease of $260,550 in rent expense, a reduction of $52,888 in bad debt expense, a decrease of $29,617 in travel and entertainment expenses , and a reduction of $33,694 of public company expense, as well as the recovery and settlement of claims of $150,238 related to Icarian prior to the acquisition, partially offset by an increase of $239,611 in employee costs, and an increase of $95,977 in professional fees.

             General and administrative expenses were $4,716,672 for the six months ended November 30, 2003, compared to $5,064,644 for the six months ended November 30, 2002, a decrease of $347,972 or 7%. The overall decrease in expenses was due mainly to reductions of $452,991 in rent expense, $79,555 in communications expense, $55,327 in postage expense, $54,535 in computing expense, and $56,460 in bad debt expense, as well as the recovery and settlement of claims of $150,238 related to Icarian prior to the acquisition, partially offset by an increase of $541,070 in employee costs. Acquisitions partially offset the decrease in general and administrative by $348,695 for additional general and administrative expenses due to the acquisitions completed at different times during the six months ended November 30, 2002 and additional general and administrative expenses of $48,915 related to the Perform acquisition completed in second quarter 2004.

RESEARCH AND DEVELOPMENT

            Research and development costs were $159,951 for second quarter 2004 compared to $412,339 for second quarter 2003, a decrease of $252,388 or 61%. Research and development costs were $270,979 for the six months ended November 30, 2003 compared to $720,579 for the six months ended November 30, 2002, a decrease of $449,600 or 62%. Research and development costs related to the Perform acquisition completed in second quarter 2004 were $107,688. The overall decline in research and development costs is primarily due to our strategy to acquire technology through acquisitions. We believe that we can acquire new technology at a lower cost and more efficiently than developing new software platforms with internal resources. Since fiscal 2002, most of our research and development efforts have been incurred in the Enterprise Recruiting Services segment.

DEPRECIATION/AMORTIZATION EXPENSE

            Depreciation and amortization expenses were $1,403,860 for second quarter 2004, compared to $1,742,119 for second quarter 2003, a decrease of $338,259 or 19%. Depreciation and amortization expenses were $2,808,295 for the six months ended November 30, 2003, compared to $2,998,485 for the six months ended November 30, 2002, a decrease of $190,190 or 6%. . The depreciation and amortization expenses related to the Perform acquisition completed in second quarter 2004 were $74,323. This overall decrease was mainly due to lower depreciation expense due to the disposal of certain assets in connection with the termination of a lease of certain real property formerly leased to Icarian and certain other assets becoming fully amortized, partially offset by increased amortization of intangibles and depreciation expense of $450,116 due to the acquisitions completed at different times during the six months ended November 30, 2002.

INTEREST INCOME/EXPENSE

            Interest income was $299 for second quarter 2004 compared to $23,595 for second quarter 2003, a decrease of $23,296 or 99%. Interest expense was $432,324 for second quarter 2004, compared to $183,634 for second quarter 2003, and increase of $248,690 or 135%. The increased interest expense was mainly due to interest expense incurred as a result of a non-cash charge of $284,814 for the accretion of the 8% Senior Subordinated Convertible Notes to their current face value.

            Interest income was $1,996 for the six months ended November 30, 2003 compared to $36,527 for the six months ended November 30, 2002, a decrease of $34,531 or 95%. Interest expense was $1,351,989 for the six months ended November 30, 2003, compared to $342,242 for the six months ended November 30, 2002, an increase of $1,009,747 or 295%. The increased interest expense was mainly due to interest expense incurred as a result of a non-cash charge of $1,055,202 for amortization of the discount related to the conversion of $600,000 of 8% Senior Subordinated Convertible Notes and the accretion of the Notes to their face value as of November 30, 2003 compared to November 30, 2002.

LIQUIDITY AND CAPITAL RESOURCES

            As of November 30, 2003, we had $1,933,779 in cash, cash equivalents, restricted cash and short-term investments. As of November 30, 2003, $1,340,110 of these cash and short- term investment balances were restricted from use because they were collateral for debt, leases and a letter of guarantee. These restricted cash balances could be reduced in the future by lease payments, any repayments on lines of credit and improvement in the return rate on credit card charges accepted by us for our services.

            For the six months ended November 30, 2003, cash provided by operations totaled $202,330, consisting primarily of the net loss for the period of $2,832,436, offset by non-cash expenses such as depreciation, amortization, and non-cash interest. Our working capital deficiency decreased to $3,196,541 as of November 30, 2003, a decrease of $215,038 from May 31, 2003 as a result of cash received from investors, higher prepaid balances as a result of payments to consultants, higher receivables, and lower accrued liabilities.

             Net cash used in investing activities during six months ended November 30, 2003 was $521,055 due mainly to payments related to the acquisition of Perform.

            Net cash generated by financing activities was $634,164 for the six months ended November 30, 2003. We received $950,000 in cash from an individual and two institutional investors upon the issuance of common shares. We received proceeds of $141,497 from our line of credit, and $33,333 from the exercise of common stock options. Financing outflows consisted primarily of the payments of $120,000 related to a lease settlement, repayment of bank debt of $138,813, repayment of shareholder loans of $138,838, and payments for capital leases of $55,343.

            We have had operating losses since our inception, however we had positive cash flow from operations for the six months ended November 30, 2003. Management believes that the improvement in cash flow is the result of elimination of redundancies in the companies acquired in fiscal 2002 and 2003, the consolidation of ongoing operations and reduction efforts in selling and marketing as well as in research and development previously discussed. Michael Mullarkey, our Chief Executive Officer, provided us with $500,000 and $750,000 in short term loans during fiscal 2003 and fiscal 2002, respectively. In January 2003, those loans were consolidated into a term loan maturing in five years. The consolidated term loan is collaterized by certain inventory, equipment, accounts receivable and other assets and bears interest at 8% per annum. Under the consolidated term loan, we are required to make monthly interest only payments during the first 24 months and monthly interest and principal payments beginning in January 2005. As of November 30, 2003, the total amount of the consolidated term loan was $1,287,901. In December 2003 and January 2003, we paid this loan in full. Mr. Mullarkey has no obligation under the term loan to advance us any additional funds.

             In January 2003, Mr. Mullarkey agreed to provide us with an additional $1,200,000 credit facility bearing interest at 8% per annum. With respect to each draw against the credit facility, we are required to make monthly interest only payments during the first 24 months from the draw date and thereafter monthly interest and principal payments over a three year period. We have the ability to draw against this credit facility as needed. Mr. Mullarkey also agreed to defer until after June 1, 2004, a total of $797,880 in compensation earned as of May 31, 2003, as well as any additional compensation earned thereafter, with interest accruing on the balance at a rate of 8% per annum. The repayment date under the agreement is automatically extended each month after June 1, 2004 for an additional month, which results in the amounts continuing to remain due and outstanding for greater than 365 days. After June 1, 2004, Mr. Mullarkey and Workstream will mutually agree on the repayment terms of his deferred compensation. As of November 30, 2003, total deferred compensation was $883,334.

            In December 2003, we sold an aggregate of 4,125,000 common shares at $1.60 per common share to institutional and other accredited investors in a private placement offering, resulting our receiving gross proceeds of approximately $6.6 million. The proceeds from the sale will be used to repay or otherwise cause the satisfaction in full of the amounts outstanding under our 8% Senior Subordinated Convertible Notes, to pay the expenses incurred in connection with the offering and for general working capital requirements. In connection with the issuance of the 4,125,000 common shares, we paid commissions to placement agents in an aggregate amount equal to $540,000, of which $100,000 was paid in 62,500 common shares in lieu of cash. We also issued the placement agents or their designee's warrants to purchase an aggregate of 412,500 common shares at an exercise price of $1.60 per share.

            Management believes the proceeds from the offering in December 2003, the credit facility from Michael Mullarkey and the compensation deferral provided by Mr. Mullarkey, and the closure of offices and reduction of costs made in fiscal 2002 and fiscal 2003, along with further consolidation of cost centers and elimination of redundancies will result in continued improvement of cash flows from operations which, together with current cash reserves, will be sufficient to meet our working capital and capital expenditure requirements through at least November 30, 2004.

            As of November 30, 2003, we had 8% Senior Subordinated Convertible Notes with an outstanding balance of $2.1 million. In December 2003, certain holders of our Convertible Notes exercised their option to convert $337,500 of the Convertible Notes into Class A Series A Preferred Shares, which were immediately converted into common shares. As a result of the foregoing conversions, 450,000 common shares were issued at a conversion price equal at $0.75 per share.

            In January 2004, we entered into an agreement with Crestview Capital Fund L.P., Sands Brothers Venture Capital III LLC and their respective affiliates to amend the Convertible Notes and the warrants to purchase common shares that were issued in connection with the sale of the Convertible Notes in April and May 2002 to Crestview Capital Fund L.P., Sands Brothers Venture Capital III LLC and their respective affiliates. Under the agreement, the holders of the Convertible Notes agreed that on January 12, 2004 the remaining outstanding balance of $1,762,500 of the Convertible Notes would be automatically converted into a total of 1,174,999 common shares at a conversion price of $1.50 per common share. In consideration for the noteholders agreement to convert the Convertible Notes into common shares, we agreed to reduce the exercise price on the warrants to purchase common shares from $3.3186 per common share to an exercise price of $2.00 per common share.

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

            We have established a CDN $1,000,000 line of credit with the Bank of Montreal which bears interest at the bank's prime rate plus 1%. We have drawn CDN $812,707 on this facility as of November 30, 2003. We can draw an additional CDN $17,293 before additional collateral would be required. We also have a term loan with the bank in the amount of CDN $143,319 as of November 30, 2003. The term loan bears interest at the bank's prime rate plus 2%. Additionally, we have a letter of credit issued in May 2002 as collateral on leased facilities in the amount of CDN $270,000 that renews annually. We pay an annual fee of 1.2% on this letter of credit.

            We also have a credit facility from Michael Mullarkey, our Chief Executive Officer, and Convertible Notes, both of which bear interest at 8.0% per annum. The terms of these financing instruments are fixed and therefore do not expose us to interest rate fluctuations.

             The majority of our interest rates are fixed, and therefore we have limited exposure to risks associated with interest rate fluctuations.

            The impact on net interest income of a 100 basis point adverse change in interest rates for the quarter ended November 30, 2003 would have been less than $14,000.

FOREIGN CURRENCY RISK

            We have monetary assets and liability balances denominated in Canadian Dollars. As a result, fluctuations in the exchange rate of the Canadian dollar against the U.S. dollar will impact our reported net asset position. A 10% change in foreign exchange rates would result in a change in our reported net asset position of approximately $145,928.

ITEM 4. CONTROLS AND PROCEDURES

            As of November 30, 2003, our management, with the participation of our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of our disclosure controls and procedures. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms. There were no changes during the quarter ended November 30, 2003 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

            There has been no change in our internal controls over financial reporting during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

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

ITEM 4. SUBMISSION OF MATTER TO A VOTE OF SECURITY HOLDERS

            At the Company's annual and special meeting of shareholders on November 20, 2003, the shareholders of the Company voted on the following matters:

            1. Election of the nominees for directors of the Company as a group;

            2. Approval to issue common shares in an aggregate amount exceeding 19.99% of the outstanding common shares pursuant to convertible notes, Class A Series A Preferred Shares and Warrants;

            3. The appointment of PricewaterhouseCoopers LLP as auditors of the Company; and

            4. In a resolution authorizing the directors to fix the remuneration of the auditors of the Company.

            The shareholders approved the election of directors as a group. The shareholders elected Michael Mullarkey, Thomas Danis, Matthew Ebbs, Michael Gerrior, Arthur Halloran and Cholo Manso. The results of the voting were:
15,255,546 For; 14,498 Against; no Abstentions; and no broker non-votes.

            The shareholders approved the issuance of common shares in an aggregate amount exceeding 19.99% of the outstanding common shares pursuant to the Company's Convertible Notes, Class A Series A Preferred Shares and Warrants. The results of the voting were: 9,517,042 For; 110,988 Against; 66 Abstentions; and 5,584,448 broker non-votes.

            The shareholders approved the appointment of PricewaterhouseCoopers LLP as auditors of the Company. The results of the voting were: 15,268,372 For; 1,450 Against; 222 Abstentions; and no broker non-votes.

            The shareholders approved a resolution authorizing the directors to fix the remuneration of the auditors of the Company. The results of the voting were: 15,258,024 For; 11,298 Against; 722 Abstentions; and no broker non-votes.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits

         Exhibit No.       Description

               10.1 Asset Purchase Agreeement dated as of July 14, 2003 by and between Perform, Inc. and Workstream Inc.

               31.1           Certifications pursuant to Rule
                              13a-14(a)/15d-14(a).

               32.1           Certification pursuant to 18 U.S.C. Section 1350.

         (b)      Reports on Form 8-K

         None.


                                   SIGNATURES

                        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                               Workstream Inc.
                               (Registrant)

DATE:  January 14, 2004        By: /s/ Michael Mullarkey
                               -------------------------------------------------
                               Michael Mullarkey,
                               Chairman of the Board and Chief Executive Officer
                               (Principal Executive Officer)


DATE:  January 14, 2004        By:     /s/ David Polansky
                               -------------------------------------------------
                               David Polansky,
                               Chief Financial Officer and Secretary
                               (Principal Financial Officer)