Form 10-Q
period 2004-02-29
WORKSTREAM INC
filed 2004-04-14
CIK 1095266

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended February 29, 2004

                                       OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________________ to __________________

                        Commission file number 001-15503

                                WORKSTREAM INC.
             (Exact name of Registrant as specified in its charter)

             Canada                                         N/A
(State or Other Jurisdiction of               (IRS Employer Identification No.)
Incorporation or Organization)

495 March Road, Suite 300, Ottawa, Ontario                      K2K 3G1
 (Address of Principal Executive Offices)                     (Zip Code)

                                 (613) 270-0619
              (Registrant's Telephone Number, Including Area Code)

              (Former Name, Former Address and Former Fiscal Year,
                          if Changed Since Last Report)

      Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes    No


      Indicate by check mark whether the registrant is an accelerated filer (as
defined in Exchange Act Rule 12b-2). Yes   No X

      As of April 8, 2004, there were 29,045,621* common shares, without par value, outstanding.

* Excluding 323,625 common shares held in escrow under acquisition agreements.

                                 WORKSTREAM INC.

                                TABLE OF CONTENTS

                                                                                   Page No.
Part I. Financial Information
        Item 1.   Unaudited Financial Statements

                  Unaudited Consolidated Balance Sheets as of
                     February 29, 2004 and May 31, 2003...............................2

                  Unaudited Consolidated Statements of Operations for
                     each of the Three and Nine months Ended
                     February 29, 2004 and February 28, 2003..........................3

                  Unaudited Consolidated Statements of Comprehensive Loss
                     for each of the Three and Nine months Ended
                     February 29, 2004 and February 28, 2003..........................4

                  Unaudited Consolidated Statements of Cash Flows
                     for the Nine months Ended February 29, 2004
                     and February 28, 2003............................................5

                  Notes to Unaudited Consolidated Financial Statements................6

        Item 2.   Management's Discussion and Analysis of Financial
                     Condition and Results of Operations.............................25

        Item 3.   Quantitative and Qualitative Disclosures About Market Risk.........33

        Item 4.   Controls and Procedures............................................34

Part II. Other Information

        Item 2. Changes in Securities and Use of Proceeds............................34

        Item 6. Exhibits and Reports on Form 8-K ....................................35

Signatures...........................................................................38

PART I - FINANCIAL INFORMATION
ITEM 1. UNAUDITED FINANCIAL STATEMENTS

WORKSTREAM, INC.
UNAUDITED CONSOLIDATED BALANCE SHEETS
(UNITED STATES DOLLARS)

                                                    FEBRUARY 29, 2004   MAY 31, 2003
                                                    -----------------   ------------
ASSETS
CURRENT ASSETS
  Cash and cash equivalents                             $  3,806,285    $    255,173
  Restricted cash                                          2,759,392       1,307,439
  Short-term investments                                     544,922          38,419
  Accounts receivable, net of allowance for doubtful
        accounts of $85,973  (May 31, 2003 - $55,828)        939,495         933,889
  Prepaid expenses                                           448,612         133,551
  Other assets                                               226,410         201,877
                                                        ------------    ------------
                                                           8,725,116       2,870,348
CAPITAL ASSETS                                               959,098       1,138,276
OTHER ASSETS                                                  95,850         143,500
ACQUIRED INTANGIBLE ASSETS                                 6,082,285       9,082,926
GOODWILL                                                  17,472,946      17,383,437
                                                        ------------    ------------
                                                        $ 33,335,295    $ 30,618,487
                                                        ============    ============

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
   Accounts payable                                     $  1,123,247    $  1,909,896
   Accrued liabilities                                     1,070,744       1,093,133
   Accrued exit costs                                             --         117,702
   Line of credit                                          1,765,550         593,452
   Accrued compensation                                      528,436         443,144
   Current portion of convertible notes                           --         449,071
   Current portion of long-term obligations                   29,944          31,662
   Current portion of related party obligation               163,578         178,623
   Current portion of capital lease obligations               53,869          97,882
   Deferred revenue                                        1,203,386       1,367,362
                                                        ------------    ------------
                                                           5,938,754       6,281,927
DEFERRED INCOME TAX LIABILITY                              1,289,443       2,607,981
CAPITAL LEASE OBLIGATIONS                                     36,058          73,316
LEASEHOLD INDUCEMENTS                                        130,304         142,274
LONG-TERM OBLIGATIONS                                         67,374          85,243
RELATED PARTY OBLIGATIONS                                    976,349       2,403,407
                                                        ------------    ------------
                                                           8,438,282      11,594,148
COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY
CAPITAL STOCK
   Issued and outstanding, no par value - 28,458,954
           common shares (May 31, 2003 - 19,951,570)      56,911,035      47,158,583
  Additional paid-in capital                               5,595,681       4,721,516
  Accumulated other comprehensive loss                    (1,018,506)       (893,316)
  Accumulated deficit                                    (36,591,197)    (31,962,444)
                                                        ------------    ------------
                                                          24,897,013      19,024,339
                                                        ------------    ------------
                                                        $ 33,335,295    $ 30,618,487
                                                        ============    ============

The accompanying notes are an integral part of these unaudited financial statements.

WORKSTREAM INC.
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNITED STATES DOLLARS)

                                    Three Months    Three Months    Nine Months     Nine Months
                                        Ended          Ended           Ended           Ended
                                    February 29,    February 28,    February 29,    February 28,
                                        2004            2003            2004            2003
                                    ------------    ------------    ------------    ------------

REVENUE                             $  4,169,074    $  4,142,244    $ 12,609,359    $ 13,763,386
COST OF REVENUES (exclusive of
     depreciation, shown below)          356,490         688,953       1,189,247       2,586,675
                                    ------------    ------------    ------------    ------------
GROSS PROFIT                           3,812,584       3,453,291      11,420,112      11,176,711
                                    ------------    ------------    ------------    ------------

EXPENSES
Selling and marketing                    978,803       1,156,644       3,150,690       4,860,608
General and administrative             2,357,744       2,229,713       7,074,416       7,292,871
Research and development                 116,798         249,979         387,777         970,557
Amortization and depreciation          1,366,337       1,735,166       4,174,633       4,733,651
                                    ------------    ------------    ------------    ------------
                                       4,819,682       5,371,502      14,787,516      17,857,687
                                    ------------    ------------    ------------    ------------
OPERATING LOSS                        (1,007,098)     (1,918,211)     (3,367,404)     (6,680,976)
                                    ------------    ------------    ------------    ------------

OTHER INCOME AND (EXPENSES)
Interest and other income                  4,797           1,814           6,793          38,340
Interest and other expense            (1,248,366)       (464,587)     (2,600,355)       (806,830)
                                    ------------    ------------    ------------    ------------
                                      (1,243,569)       (462,773)     (2,593,562)       (768,490)
                                    ------------    ------------    ------------    ------------

LOSS BEFORE INCOME TAX                (2,250,667)     (2,380,984)     (5,960,966)     (7,449,466)
Recovery of deferred income taxes        439,513         479,101       1,318,538       1,274,733
Recovery of current income taxes          14,837          12,387          13,675          12,387
                                    ------------    ------------    ------------    ------------
NET LOSS FOR THE PERIOD             $ (1,796,317)   $ (1,889,496)   $ (4,628,753)   $ (6,162,346)
                                    ============    ============    ============    ============

WEIGHTED AVERAGE NUMBER OF
     COMMON SHARES OUTSTANDING
     DURING THE PERIOD                26,912,938      19,174,247      23,692,099      18,241,912
                                    ============    ============    ============    ============

BASIC AND DILUTED NET LOSS
     PER COMMON SHARE               $      (0.07)   $      (0.10)   $      (0.20)   $      (0.34)
                                    ============    ============    ============    ============



The accompanying notes are an integral part of these unaudited financial statements.

WORKSTREAM INC.
UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(UNITED STATES DOLLARS)

                                                   Three Months      Three Months        Nine Months       Nine Months
                                                      Ended              Ended              Ended             Ended
                                                   February 29,      February 28,       February 29,      February 28,
                                                       2004              2003               2004              2003
                                                  ---------------    --------------     --------------    --------------

Net loss for the year                               $(1,796,317)      $(1,889,496)       $(4,628,753)      $(6,162,346)
Other comprehensive loss:
   Cumulative translation adjustment (net
      of tax of $nil)                                  (111,508)           (4,165)          (125,190)           (9,956)
                                                  ---------------    --------------     --------------    --------------
Comprehensive loss for the period                   $(1,907,825)      $(1,893,661)       $(4,753,943)      $(6,172,302)
                                                  ===============    ==============     ==============    ==============


The accompanying notes are an integral part of these unaudited financial statements.

WORKSTREAM INC.
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNITED STATES DOLLARS)

                                                                 Nine Months    Nine Months
                                                                    Ended           Ended
                                                                 February 29,   February 28,
                                                                    2004           2003
                                                                 -----------    -----------
CASH USED IN OPERATING ACTIVITIES
Net loss for the year                                            $(4,628,753)   $(6,162,346)
Adjustments to reconcile net loss to net cash used in
         operating activities:
Amortization and depreciation                                      4,157,541      4,721,563
Non-cash interest on convertible notes and notes payable           2,407,326        538,141
Recovery of deferred income taxes                                 (1,318,538)    (1,274,733)
Gain on sale of capital asset                                           (460)        (8,545)
Net change in operating components of working capital               (839,691)      (450,662)
                                                                 -----------    -----------
                                                                    (222,575)    (2,636,582)
                                                                 -----------    -----------
CASH (USED IN)/ FROM INVESTING ACTIVITIES
Proceeds from sale of capital assets                                   6,310         14,950
Acquisition of capital assets                                       (116,304)       (43,707)
Cash (paid for) acquired in  business acquisitions                  (522,019)     1,914,884
(Increase)/decrease in restricted cash                            (1,516,884)       671,366
(Purchase)/sale of short term investments                           (476,858)       222,359
                                                                 -----------    -----------
                                                                  (2,625,755)     2,779,852
                                                                 -----------    -----------
CASH FROM (USED IN) FINANCING ACTIVITIES
Proceeds from exercise of options                                     33,333         53,534
Costs related to issuance of convertible debt                             --       (112,401)
Costs related to the registration and issuance of common stock      (604,917)            --
Proceeds from share and warrants issuance                          7,550,000             --
Repayment of line of credit and note payable                        (763,505)    (1,272,423)
Shareholder loan proceeds                                                 --        500,000
Shareholder loan repayment                                        (1,479,239)      (339,100)
Capital lease payments                                               (72,085)      (284,474)
Proceeds from bank financing                                       1,985,287        392,002
Repayment related to lease settlement                               (120,000)            --
                                                                 -----------    -----------
                                                                   6,528,874     (1,062,862)
                                                                 -----------    -----------
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND
                                                                 -----------    -----------
    CASH EQUIVALENTS                                                (129,432)        15,412
                                                                 -----------    -----------

INCREASE (DECREASE) IN CASH AND
     CASH EQUIVALENTS FOR THE PERIOD                               3,551,112       (904,180)
CASH AND CASH EQUIVALENTS, BEGINNING OF
     THE PERIOD                                                      255,173      1,297,656
                                                                 -----------    -----------
CASH AND CASH EQUIVALENTS, END OF
     THE PERIOD                                                  $ 3,806,285    $   393,476
                                                                 ===========    ===========

SUPPLEMENTAL CASH FLOW INFORMATION
    Interest Paid                                                $   292,046    $   330,328
    Non-cash payments to consultants                             $   604,320             --
    Conversion of notes to common shares                         $ 2,700,000    $   200,000


The accompanying notes are an integral part of these unaudited financial statements.

WORKSTREAM INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 1:  NATURE OF OPERATIONS

      Workstream Inc. ("Workstream" or the "Company"), formerly known as E-Cruiter.com Inc., is a provider of services and Web-based software for Human Capital Management ("HCM"). HCM is the process by which companies recruit, train, evaluate, motivate and retain their employees. Workstream offers software and services that address the needs of companies to more effectively manage their human capital management function. Workstream's software provides a range of solutions for their needs, including creating and managing job requisitions, advertising job opportunities, tracking candidates, screening applicants, searching resumes, operating customized career web sites, processing hiring information, creating internal and external reports to evaluate the staffing process, evaluating employee's job performance, and offering benefits that promote employee retention. Workstream also provides services through a web-site where job-seeking senior executives can search job databases and post their resumes, and companies and recruiters can post position openings and search for qualified senior executive candidates. In addition, Workstream offers recruitment research and outplacement services.

Note 2: BASIS OF PRESENTATION

      The consolidated interim unaudited financial statements included herein have been prepared by management, without audit, in accordance with United States generally accepted accounting principles. All amounts presented in these financial statements are presented in United States dollars unless otherwise noted. The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. The earnings of the subsidiaries are included from the date of acquisition. As of February 29, 2004, the Company's subsidiaries are Workstream USA, Inc., Paula Allen Holdings, Inc. ("Paula Allen Holdings"), OMNIpartners, Inc. ("OMNIpartners"), RezLogic, Inc. ("Rezlogic"), 6FigureJobs.com, Inc. ("6FigureJobs.com"), Icarian, Inc. ("Icarian") and Xylo, Inc. ("Xylo").

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

Capital Assets

      Capital assets are recorded at cost. Amortization is based on the estimated useful life of the asset and is recorded as follows:

            Furniture and fixtures.................   5 years straight line
            Office equipment.......................   5 years straight line
            Computers and software.................   3 years straight line
            Leasehold improvements.................   Term of lease

      Fixed assets are tested for impairment when evidence of a decline in value exists and are adjusted to estimated fair value if the asset is impaired.

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

Revenue Recognition

      The Company recognizes revenue when all of the following criteria are met: persuasive evidence of an agreement exists, the services have been provided, the price is fixed and determinable and collection is reasonably assured. Consequently, revenue is generally recognized as services are performed, which is in accordance with SAB 101.

      The Company's Enterprise Recruitment Services revenue consists of Automated Talent Acquisition Services, Recruitment Research Services, Online Exchange Services, and Employee Management and Retention Systems Services.

      The Company makes sales to Automated Talent Acquisition Services' clients based on contracts typically for a one-year term with automatic renewal. Clients are charged a monthly subscription fee for concurrent user access licenses, career site hosting, on-line reporting and other services. Revenue is recognized ratably over the contract period. For Recruitment Research Services, the Company bills its clients based on a per-hour fee and recognizes the revenue once the project is completed. For Online Exchange Services and Employee Management and Retention Services, the Company bills based on subscription basis and recognizes the revenue ratably over the term of the subscription. The Company also bills its clients for product sales through some of its websites. The Company recognizes the related revenue when the product has been shipped.

      For Career Transition Services, the Company bills the client 50% when the assignment starts and the remaining 50% when the assignment is completed. The Company recognizes this revenue when services have been completed.

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

Goodwill and Acquired Intangible Assets

      Goodwill represents the excess of the costs over the estimated fair value of the net assets of businesses acquired. During 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 141, "Business Combinations". This standard is effective for all business combinations initiated after June 30, 2001, and requires that the purchase method of accounting be used for all business combinations initiated after that date. The Company has applied SFAS No. 141 to each of its acquisitions completed during fiscal 2002, fiscal 2003 and the nine months ended February 29, 2004.

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


      The Company evaluates its intangible assets for impairment whenever events or changes in circumstances indicate that the carrying value of such assets may not be recoverable. To determine recoverability, the Company compares the carrying value of the assets to the estimated future undiscounted cash flows. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized for the amount by which the carrying amount of the asset exceeds the fair value of the asset.

Reporting Currency

      During fiscal 2002, the Company adopted the United States dollar as its reporting currency. As a result of the change in reporting currency, the financial statements for all periods prior to June 1, 2001 were translated from Canadian dollars to United States dollars in accordance with SFAS No. 52, Foreign Currency Translation. Income statement balances were translated at the average rate over the period while balance sheet accounts were translated at the exchange rate as of the balance sheet date.

Foreign Currency Translation and Foreign Transactions

      The financial statements of the parent company have been translated into United States dollars in accordance with SFAS No. 52, Foreign Currency Translation. The Company's subsidiaries use their local currency, which is the United States dollar, as their functional currency. The functional currency of the parent company is the Canadian dollar, and all balance sheet amounts of the parent company with the exception of Shareholders' Equity have been translated using the exchange rates in effect at year-end. Shareholder's Equity accounts are translated using the exchange rate in effect at the time of each equity transaction. Income statement amounts have been translated using the average exchange rate for the year. The gains and losses resulting from the translation of foreign currency statements into the United States dollar are reported in comprehensive income for the year and accumulated other comprehensive income.

      Gains or losses on foreign currency transactions are recognized in income when incurred.


Note 4: ACQUISITION TRANSACTIONS

Acquisition of Perform, Inc.

      On September 11, 2003, the Company acquired certain assets of Perform, Inc. ("Perform"), a Delaware corporation, in connection with Perform's voluntary petition for relief under Chapter 11 of the United States Bankruptcy Code. As consideration for the sale, the Company issued Perform 189,873 of its common shares valued at $300,000 and cash in an amount equal to $450,000. In addition, the Company advanced $72,000 to Perform to fund its operations prior to the finalization of the asset purchase agreement with Perform. Perform designs, develops and markets Human Resource Information Systems and Performance Management Information Systems for mid-size and Global 2000 companies.

      The consolidated financial statements presented herein include the results of operations of Perform from September 12, 2003.

      Management prepared a valuation of the net tangible and intangible assets acquired.

      The purchase price has been allocated as follows:


Share consideration             $300,000
Cash consideration               522,000
Acquisition costs                 72,373
                                --------
                                 894,373
                                --------

Current assets                     4,919
Tangible long-term assets        232,362
Intangible assets:
    Acquired technology          657,092
                                --------
Total net identifiable assets    894,373
                                --------
Goodwill                        $      0
                                ========


Contingent consideration relating to prior acquisitions

      As of February 29, 2004, a total of 654,204 common shares were held in escrow relating to prior acquisitions as further described below. This total consists of 323,625 common shares relating to the Company's acquisition of 6FigureJobs.com as well as 330,579 common shares relating to the Company's acquisition of Xylo. Subsequent to the quarter ended February 29, 2004, the common shares related to the Xylo acquisition were released from escrow and cancelled by the Company (see Note 18: Subsequent Events). Management believes that the common shares related to the 6FigureJobs.com acquisition will not be released from escrow and issued to the former shareholders of 6FigureJobs.com.

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

      Pursuant to the purchase agreement with PureCarbon, the Company agreed to issue additional common shares equal to $500,000 divided by the closing price of the Company's common shares on or prior to August 15, 2003 should certain revenue targets for the twelve month period ending June 30, 2003 have been realized. As required under the purchase agreement, an audit confirming whether the revenue targets were met was performed. The audit was completed in August 2003 and confirmed that the targets were not met. In October 2003, PureCarbon filed an action with the Supreme Court of the State of New York seeking to compel arbitration under the purchase agreement to determine whether the targets were achieved. PureCarbon's action to compel arbitration was later dismissed by the Supreme Court of the State of New York. The Company will therefore not be issuing any additional common shares related to the PureCarbon acquisition.

      Pursuant to the purchase agreement with Xylo, 330,579 common shares were to be released from escrow subject to achievement of certain revenue targets for the twelve months ended August 31, 2003. Management determined that the revenue targets were not met and notified the escrow agent and shareholder representative that the revenue targets were not met. The shares were then released from escrow and cancelled by the Company subsequent to the quarter ended February 29, 2004.

Note 5: ALLOWANCE FOR DOUBTFUL ACCOUNTS

                                 February 29, 2004     May 31, 2003
                                 -----------------     ------------

Balance at beginning of period        $  55,828         $  98,188
Charged to costs and expenses            73,628           186,581
Write-offs                              (43,483)         (228,941)
                                      ---------         ---------
Balance at end of period              $  85,973         $  55,828
                                      =========         =========

Note 6:        CAPITAL ASSETS

                                               February 29, 2004                            May 31, 2003
                                       ---------------------------------           --------------------------------
                                                             Accumulated                                Accumulated
                                           Cost              Amortization             Cost              Amortization
                                       -----------           -----------           -----------          -----------
Furniture, equipment
   and leaseholds                      $ 1,173,940           $   657,121           $ 1,388,873          $   710,603
Office equipment                           260,049               226,300               241,659              194,597
Computers and software                   3,753,409             3,344,879             3,461,678            3,048,734
                                       -----------           -----------           -----------          -----------
                                         5,187,398           $ 4,228,300             5,092,210          $ 3,953,934
                                       -----------           -----------           -----------          -----------
Less accumulated amortization           (4,228,300)                                 (3,953,934)
                                       -----------           -----------           -----------          -----------
Net capital assets                     $   959,098                                 $ 1,138,276
                                       ===========           ===========           ===========          ===========

               As of February 29, 2004 capital assets include net assets under capital lease of $4,776 (May 31, 2003 - $27,410) net of accumulated amortization of $240,171 (May 31, 2003 - $216,664).

Note 7:   ACQUIRED INTANGIBLE ASSETS

                                                        February 29, 2004      May 31, 2003
                                                          ------------         ------------

Customer contracts                                        $  3,533,182         $  3,559,543
Acquired technologies                                       10,938,724           10,281,632
Trademarks, domain names and intellectual property             457,760              457,760
                                                          ------------         ------------
Total cost                                                  14,929,666           14,298,935
                                                          ------------         ------------

Accumulated amortization:
Customer contracts                                          (2,636,083)          (1,760,860)
Acquired technologies                                       (5,979,700)          (3,292,215)
Trademarks, domain names and intellectual property            (231,598)            (162,934)
                                                          ------------         ------------
Total accumulated amortization                              (8,847,381)          (5,216,009)
                                                          ------------         ------------

Net acquired intangible assets                            $  6,082,285         $  9,082,926
                                                          ============         ============


      Amortization of intangible assets was $1,231,472, and $1,197,417, for the quarters ended February 29, 2004 and February 28, 2003, respectively. For the nine months ended February 29, 2004 and February 28, 2003, amortization of intangible assets was $3,636,090 and $3,180,466 respectively.

      The estimated amortization expense related to intangible assets in existence as of February 29, 2004 is as follows:

Last three months of fiscal year 2004:              $1,213,640
Fiscal year 2005:                                   $4,081,997
Fiscal year 2006:                                   $  711,722
Fiscal year 2007:                                   $   74,787
Fiscal year 2008:                                   $      139




Note 8: GOODWILL

                                              ENTERPRISE            CAREER
                                              RECRUITING          TRANSITION
                                               SERVICES             SERVICES              TOTAL
                                             ------------         ------------         ------------
Goodwill at May 31, 2001                     $         --         $         --         $         --
Acquisitions during the year                    6,984,835            8,563,337           15,548,172
Impairment during the year                     (1,310,000)          (1,500,000)          (2,810,000)
                                             ------------         ------------         ------------
Goodwill at May 31, 2002                        5,674,835            7,063,337           12,738,172
                                             ------------         ------------         ------------

Acquisitions during the year                    6,028,507                   --            6,028,507
Issuance of contingent consideration                   --              750,000              750,000
Impairment during the year                     (2,133,242)                  --           (2,133,242)
                                             ------------         ------------         ------------
Goodwill at May 31, 2003                        9,570,100            7,813,337           17,383,437
                                             ------------         ------------         ------------

Purchase price allocation adjustments
   made within one year of
   acquisition date                                89,509                   --               89,509
                                             ------------         ------------         ------------
Goodwill at February 29, 2004                $  9,659,609         $  7,813,337         $ 17,472,946
                                             ============         ============         ============


      Management evaluates goodwill impairment for each of its reporting units at least annually. The Company prepares a discounted cash flow model that is used in estimating the fair value of each reporting unit. For each reporting unit, if the implied fair value of goodwill is less than the book value of goodwill, an impairment charge is recorded in accordance with FASB 142.

      During fiscal 2002, the Company revaluated its revenue forecasts for both its Enterprise Recruiting and Career Transition businesses after both segments of its operations experienced lost revenues due to the economic downturn along with the increased unemployment suffered in the United States after the events of September 11, 2001. As a result of this, the Company recorded impairment charges of $2,810,000 during fiscal 2002.

      In fiscal 2003, the Company recognized an additional impairment charge for its Enterprise Recruiting business related principally to reduced revenue forecasts as a result of revenue shortfalls for the Icarian business acquired in June 2002.



Note 9: LINES OF CREDIT AND RESTRICTED CASH

      At February 29, 2004, the Company had an aggregate of $1,765,550 outstanding on a line of credit from the Bank of Montreal.

                                                        February 29, 2004     May 31, 2003
                                                        ------------------ -------------------

          Line of credit - Bank of Montreal                   $ 1,765,550           $ 593,452
                                                        ================== ===================

      The line of credit with the Bank of Montreal bears interest at the bank's prime rate plus 1%. The Company is permitted to draw up to CDN (Canadian dollars) $3,000,000 against this facility based on compensating balances on deposit with the bank. The Company has drawn CDN $2,358,245 as of February 29, 2004. The Company has provided collateral of CDN $3,000,000, leaving CDN $641,755 available to be drawn on this line.

      At February 29, 2004, and May 31, 2003, a total of $2,759,392 and $1,307,439, respectively, of cash and short-term deposits were pledged to the institutions below as collateral for the line of credit, credit card reserve, term loan, letters of credit for a facility lease and the build out of the Maitland office, as well as for Workstream's credit card with the Bank of Montreal ("BMO") and therefore were restricted from the Company's use:

                                                           February 29, 2004              May 31, 2003
                                                        ------------------------- ------------------------
Bank of America - credit card reserve                        $        399,786             $    399,786
Bank of Montreal - Term loan, line of credit and
letters of credit for facility leases, and  BMO                     2,359,606                  907,653
credit card
                                                        ------------------------- ------------------------
                                                             $      2,759,392             $  1,307,439
                                                        ========================= ========================

      Restricted cash is held in term deposits to support mainly the current credit card activity and the Company's line of credit. The Company's customer credit card accounts and its line of credit form part of its current operations and accordingly, the restricted cash has been classified as a current asset.

Note 10: CONVERTIBLE NOTES

                                                  February 29, 2004      May 31, 2003
                                                     ------------        -----------
Convertible notes, face value at issue date          $ 2,900,000         $ 2,900,000

Less: Amount allocated to detachable warrants         (1,038,380)         (1,038,380)
         Amount allocated to beneficial
              conversion feature                      (1,763,387)         (1,763,387)
                                                     ------------        -----------
Discounted value of convertible notes                     98,233              98,233

Conversion of notes to common shares                  (2,900,000)           (200,000)
Amortization of discount                               2,801,767             550,838
                                                     ------------        -----------
Convertible notes                                    $        --         $   449,071
                                                     ============        ===========

      During fiscal 2002, the Company issued 8% Senior Subordinated Convertible Notes (the "Convertible Notes") with detachable warrants as further described below. The total gross proceeds received upon issuance of the convertible notes totaling $2,900,000 was allocated between the Convertible Notes and warrants based on their relative fair values. The fair value of the detachable warrants was calculated using the Black Scholes pricing model. Additionally, the Convertible Notes have a non-detachable conversion feature where the fair value of the underlying equity securities exceeds the conversion price of the debt ("beneficial conversion feature"). The value of the beneficial conversion feature was measured as the excess of the fair value of the underlying shares over the conversion price up to, but not exceeding, the net proceeds received upon issuance of the Convertible Notes. The value ascribed to the beneficial conversion feature was recorded as paid-in capital. The total discount on the Convertible Notes was recognized as interest expense using the effective yield method over the two year term to maturity of the Convertible Notes.

      At the original date of issuance, the detachable warrants entitled the warrant holders to purchase 658,000 common shares at an exercise price of $3.70 per share, subject to adjustment upon the occurrence of certain dilution events. As a result of our sales of securities, as of January 11, 2004, the warrant holders were entitled to warrants to purchase 733,619 common shares at an exercise price of $3.32 per share. On January 12, 2004, the Company and the holders of the Convertible Notes entered into an agreement that modified the warrants outstanding and their exercise price. (See the description of the modification agreement below). As of February 29, 2004, the warrant holders were entitled to purchase 712,179 common shares at an exercise price of $2.00 per share. The warrants have a five year term from their original issuance date, expiring in April and May 2007.

      The Convertible Notes were convertible into a class of preferred shares designated Class A Series A Preferred Shares, no par value per share (the "Series A Shares"). The conversion price of the Convertible Notes into Series A Shares was $100 per share, subject to adjustment upon the occurrence of certain events. The Series A Shares were convertible into a number of common shares determined by dividing $100 by a floating conversion price based on the market price of our common shares, provided that the conversion price could not exceed the lesser of $0.75 or 80% of the market price of our common shares for the five day period immediately preceding conversion. The conversion price for the Series A Shares into common shares was subject to further adjustment upon the occurrence of certain events. At the election of the holder, the Convertible Notes may be converted directly into our common shares at a conversion price equal to 80% of the average closing price of our common shares for the five day period before such conversion.

      During May 2003, the Company raised additional capital by issuing 266,666 common shares at $0.75 per share and warrants to purchase 133,333 common shares at an exercise price of $1.50 per share, subject to adjustment upon the occurrence of certain events. In May 2003 and June 2003, the Company also entered into agreements with an individual and two institutional investors whereby the Company agreed to sell and they agreed to purchase an aggregate of 1,266,668 common shares at $0.75 per share and warrants to purchase an aggregate of 500,001 common shares at an exercise price of $1.50 per share, subject to adjustment upon the occurrence of certain events. The closing on the sale of these additional common shares and warrants occurred in June and July 2003. As a result of these sales, any subsequent conversion of Series A Shares would have been made at a price per share not to exceed the lesser of $0.75 or 80% of the market price of our common shares for the five day period immediately preceding conversion.

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

      In January 2004, the Company entered into an agreement with the holders of the Convertible Notes to amend the Convertible Notes and the warrants to purchase common shares that were issued in connection with the sale of the Convertible Notes. Under the agreement, the holders of the Convertible Notes agreed that on January 12, 2004 the remaining outstanding balance of $1,762,500 of the Convertible Notes would be automatically converted into a total of 1,174,999 common shares at a conversion price of $1.50 per common share. In consideration for the noteholders' agreement to convert the Convertible Notes into common shares, the Company agreed to reduce the exercise price on the warrants to purchase common shares from $3.3186 per common share to an exercise price of $2.00 per common share. As a result of this conversion, all of the Convertible Notes have been converted into common shares and any remaining unamortized discount as of January 12, 2004 related to the Convertible Notes was charged as non-cash interest expense during the quarter ended February 29, 2004.



NOTE 11: LONG-TERM OBLIGATIONS

         Long-term obligations consist of the following:

                                 February 29, 2004           May 31, 2003
                                 -----------------        -----------------
    Term loan                    $          97,318        $         116,905

    Less: current portion                   29,944                   31,662
                                 -----------------        -----------------
                                 $          67,374        $          85,243
                                 =================        =================


         Long-term obligations represents a five year term loan maturing in May 2007 with monthly principal payments of CDN $3,333 with the Bank of Montreal that bears interest at the Bank's prime rate plus 2.0%. Collateral has been provided as described in note 8.

         As at February 29, 2004 the maturities for long-term obligations are as follows:

              Last three months of fiscal year 2004        $ 7,486
              Fiscal year 2005                              29,944
              Fiscal year 2006                              29,944
              Fiscal year 2007                              29,944
                                                           -------
                                                           $97,318
                                                           =======




Note 12:    RELATED PARTY OBLIGATIONS

                                 February 29, 2004          May 31, 2003
                                 -----------------        -----------------
    Note payable                 $              --        $          33,838
    Deferred compensation                  783,867                  797,880
    Shareholder loans                      356,060                1,750,312
                                 -----------------        -----------------
                                         1,139,927                2,582,030
    Less: current portion                  163,578                  178,623
                                 -----------------        -----------------
                                           976,349        $       2,403,407
                                 =================        =================

      As of February 29, 2004, the note payable to a related party has been paid in full. The note payable was non-interest bearing and repayable in monthly installments of $10,200 beginning in October 2001 and ending in April 2003. As of May 31, 2003, the last three payments had not been made due to a disagreement with the related party. This was subsequently resolved and the final payments were made during the second quarter of fiscal 2004.

      During fiscal 2003, Michael Mullarkey, the Company's Chief Executive Officer, agreed to defer until after June 1, 2004, a total of $797,880 in compensation earned as of May 31, 2003, as well as any additional compensation earned thereafter, with interest accruing on the balance at a rate of 8.0% per annum. The repayment date under the agreement is automatically extended each month after June 1, 2004 for an additional month, which results in the amounts continuing to remain due and outstanding for greater than 365 days. In February 2004, the Company agreed to pay to Mr. Mullarkey $149,468 related to this compensation, of which $49,468 was withheld for taxes. The remaining $100,000 was not paid to Mr. Mullarkey in the form of a cash payment, but was applied as payment in full for Mr. Mullarkey's exercise of options to purchase 100,000 common shares at an exercise price of $1.00 per share. As of February 29, 2004, Mr. Mullarkey's total deferred compensation was $783,867. Subsequent to the end of the quarter, the Company and Mr. Mullarkey agreed to terminate his deferred compensation agreement and the Company paid in full any outstanding deferred compensation and any accrued interest incurred through March 31, 2004. (see Note 18: Subsequent Events)

      During fiscal years 2003 and 2002, the Company received $500,000 and $750,000 respectively, in working capital loans from Mr. Mullarkey. These loans accrued interest at 4.75%. In January 2003, the Company consolidated the loans made by Mr. Mullarkey to the Company along with the interest accrued thereon into a five year term loan accruing interest at 8% per annum. During the third quarter ended February 29, 2004, the entire amount of the loan of $1,287,901 and accrued interest in an amount equal to $51,506 was paid in full. In January 2003, Mr. Mullarkey agreed to provide the Company with a $1,200,000 credit facility bearing interest at 8% per annum. With respect to each draw against the credit facility, the Company is required to make monthly interest only payments during the first 24 months from the draw date and thereafter monthly interest and principal payments over a three year period. As of February 29, 2004, no drawings have been made against this facility. Subsequent to the quarter ended February 29, 2004, the Company and Mr. Mullarkey agreed to terminate Mr. Mullarkey's commitment to provide the credit facility (see Note 18: Subsequent Events).

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



Note 13: CAPITAL LEASE OBLIGATIONS


                                 February 29, 2004           May 31, 2003
                                 -----------------        -----------------
    Capital leases               $          89,927        $         171,198
    Less: current portion                   53,869                   97,882
                                 -----------------        -----------------
                                 $          36,058                   73,316
                                 =================        =================


      Capital lease obligations relate to office equipment, computers and software, and bear interest at rates that range from 7.5% to 32.2% per annum. These leases mature at various times through October 2005.

Note 14: COMMON SHARES AND WARRANTS

      The authorized share capital consists of an unlimited number of no par value common shares, an unlimited number of Class A Preferred Shares, no par value per share (the "Class A Preferred Shares"), and an unlimited number of Class A Series A Preferred Shares, no par value per share (the "Series A Shares"). The Company has 28,458,954 shares that are outstanding as of February 29, 2004 (May 31, 2003 - 19,951,570). As of February 29, 2004, an additional
654,204 common shares were being held in escrow as a result of the terms of acquisitions. (see Note 4: Acquisition Transactions). As at February 29, 2004, there were no Class A Preferred Shares or Series A Shares outstanding.

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

      In June 2003 and July 2003, the Company received an aggregate of $950,000 from an individual and two institutional investors in exchange for the issuance of an aggregate of 1,266,668 common shares at a purchase price equal to $0.75 per share and warrants to purchase an aggregate of 500,001 common shares at an exercise price of $1.50 per share, subject to adjustment upon the occurrence of certain events. The proceeds from these sales will be used for potential acquisitions and for working capital needs.

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

      In December 2003, the Company issued an aggregate of 4,125,000 common shares at $1.60 per common share to institutional and other accredited investors in a private placement resulting in aggregate proceeds of approximately $6.6 million. The proceeds from the sale will be used to repay or otherwise cause the satisfaction in full of the amounts outstanding under the Company's Convertible Notes, to pay the expenses incurred in connection with the issuance and for general working capital requirements. In connection with the issuance of the 4,125,000 common shares, the Company paid commissions to placement agents in an aggregate amount equal to $540,000, of which $100,000 was paid in 62,500 common shares in lieu of cash. The Company also issued the placement agents or their designees warrants to purchase an aggregate of 412,500 common shares at an exercise price of $1.60 per share.

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

      In December 2003, the Company entered into a consulting agreement with Sunrise Financial Group, Inc. whereby the Company agreed to issue 100,000 common shares valued at $145,000 to Sunrise Financial Group, Inc. in consideration for certain consulting services Sunrise Financial Group, Inc. provided to the Company. Sunrise Financial Group, Inc. directed that the 100,000 common shares be issued in the name of Nathan Low.

      In December 2003, certain holders of the Company's 8% Senior Subordinated Convertible Notes exercised their option to convert a portion of the Convertible Notes. This resulted in a conversion of $337,500 of the Convertible Notes into Series A Shares which were immediately converted into common shares. As a result of the foregoing conversions, 450,000 common shares were issued at a conversion price equal to $0.75 per share.

      In January 2004, the Company entered into an agreement with the holders of the Convertible Notes to amend the Convertible Notes and the warrants to purchase common shares that were issued in connection with the sale of the Convertible Notes. Under the agreement, the holders of the Convertible Notes agreed that on January 12, 2004 the remaining outstanding balance of $1,762,500 of the Convertible Notes would be automatically converted into a total of 1,174,999 common shares at a conversion price of $1.50 per common share. The new conversion price of $1.50 was an increase from the original terms which provided a conversion price of $0.75 per common share. In consideration for the noteholders' agreement to convert the Convertible Notes into common shares, the Company and the noteholders agreed to reduce the exercise price on the warrants to purchase common shares from $3.3186 per common share to an exercise price of $2.00 per common share.

      In February 2004, the Company issued 100,000 common shares to Mr. Mullarkey as a result of his exercise of an option to purchase 100,000 common shares. The Company did not receive a cash payment for this transaction, as it was settled with a partial release of deferred compensation owed to Mr. Mullarkey by the Company. In February 2004, the Company agreed to pay to Mr. Mullarkey approximately $149,468 related to deferred compensation owed to him by the Company, of which, $49,468 was withheld for taxes. The remaining $100,000 was not paid to Mr. Mullarkey in the form of a cash payment but was applied as payment in full for Mr. Mullarkey's exercise of his options to purchase 100,000 common shares at an exercise price of $1.00 per share. (see Note 12: Related Party Transactions).



Note 15:  SEGMENTED AND GEOGRAPHIC INFORMATION

      The following is a summary of the Company's operations by business segment and by geographic region for the three and nine month periods ended February 29, 2004 and February 28, 2003.

                                           ENTERPRISE           CAREER
                                           RECRUITING         TRANSITION
                                            SERVICES            SERVICES             TOTAL
                                          -----------         -----------         -----------
BUSINESS SEGMENT

THREE MONTHS ENDED
FEBRUARY 29, 2004
Revenue                                   $ 2,638,645         $ 1,530,429         $ 4,169,074
Expenses                                    2,967,347           1,770,030           4,737,377
                                          -----------         -----------         -----------
Business segment loss                     $  (328,702)        $  (239,601)           (568,303)
                                          ===========         ===========
Corporate overhead, other revenues
     and expenses                                                                  (1,228,014)
                                                                                  -----------
Net loss                                                                          $(1,796,317)
                                                                                  ===========

                                           ENTERPRISE            CAREER
                                           RECRUITING          TRANSITION
                                            SERVICES             SERVICES              TOTAL
                                          ------------         ------------         ------------
NINE MONTHS ENDED
FEBRUARY 29, 2004
Revenue                                   $  7,949,618         $  4,659,741         $ 12,609,359
Expenses                                     9,344,814            5,360,724           14,705,538
                                          ------------         ------------         ------------
Business segment loss                     $ (1,395,196)        $   (700,983)          (2,096,179)
                                          ============         ============
Corporate overhead, other revenues
     and expenses                                                                     (2,532,574)
                                                                                    ------------
Net loss                                                                            $ (4,628,753)
                                                                                    ============



                                           ENTERPRISE            CAREER
                                           RECRUITING          TRANSITION
                                            SERVICES             SERVICES              TOTAL
                                          ------------         ------------         ------------
AS AT FEBRUARY 29, 2004
Business segment assets                   $  7,351,149         $    150,090         $  7,501,239
Intangible assets                            5,833,555              248,730            6,082,285
Goodwill                                     9,659,608            7,813,338           17,472,946
                                          ------------         ------------         ------------
                                          $ 22,844,312         $  8,212,158           31,056,470
                                          ============         ============
Assets not allocated to business
     segments                                                                          2,278,825
                                                                                    ------------
Total assets                                                                        $ 33,335,295
                                                                                    ============


                                           ENTERPRISE            CAREER
                                           RECRUITING          TRANSITION
                                            SERVICES             SERVICES              TOTAL
                                          ------------         ------------         ------------
THREE MONTHS ENDED
FEBRUARY 28, 2003
Revenue                                   $  2,682,947         $  1,459,297         $  4,142,244
Expenses                                     3,010,762            1,564,958            4,575,720
                                          ------------         ------------         ------------
Business segment loss                     $   (327,815)        $   (105,661)            (433,476)
                                          ============         ============
Corporate overhead, other revenues
     and expenses                                                                     (1,456,020)
                                                                                    ------------
Net loss                                                                            $ (1,889,496)
                                                                                    ============

                                           ENTERPRISE            CAREER
                                           RECRUITING          TRANSITION
                                            SERVICES             SERVICES              TOTAL
                                          ------------         ------------         ------------
NINE MONTHS ENDED
FEBRUARY 28, 2003
Revenue                                   $  8,182,521         $  5,580,865         $ 13,763,386
Expenses                                    10,605,009            6,155,003           16,760,012
                                          ------------         ------------         ------------
Business segment loss                     $ (2,422,488)        $   (574,138)          (2,996,626)
                                          ============         ============
Corporate overhead, other revenues
     and expenses                                                                     (3,165,720)
                                                                                    ------------
Net loss                                                                            $ (6,162,346)
                                                                                    ============





                                           ENTERPRISE            CAREER
                                           RECRUITING          TRANSITION
                                            SERVICES             SERVICES              TOTAL
                                          ------------         ------------         ------------
AS AT FEBRUARY 28, 2003
Business segment assets                   $  5,006,470         $    431,204         $  5,437,674
Intangible assets                            9,832,354              570,917           10,403,271
Goodwill                                    12,048,729            7,823,084           19,871,813
                                          ------------         ------------         ------------
                                          $ 26,887,553         $  8,825,205           37,712,758
                                          ============         ============
Assets not allocated to business
     segments                                                                            752,376
                                                                                    ------------
Total assets                                                                        $ 36,465,134
                                                                                    ============




                                             CANADA                USA                 TOTAL
                                          ------------         ------------         ------------
GEOGRAPHY

THREE MONTHS ENDED
FEBRUARY 29, 2004
Revenue                                   $    588,866         $  3,580,208         $  4,169,074
Expenses                                       508,538            4,667,634            5,176,172
                                          ------------         ------------         ------------
Geographical gain (loss)                  $     80,328         $ (1,087,426)          (1,007,098)
                                          ============         ============
Other revenues and expenses                                                             (789,219)
                                                                                    ------------
Net loss                                                                            $ (1,796,317)
                                                                                    ============

                                      CANADA                USA                 TOTAL
                                   ------------         ------------         ------------
NINE MONTHS ENDED
FEBRUARY 29, 2004
Revenue                            $  1,529,726         $ 11,079,633         $ 12,609,359
Expenses                              1,667,988           14,308,774           15,976,762
                                   ------------         ------------         ------------
Geographical loss                  $   (138,262)        $ (3,229,141)          (3,367,403)
                                   ============         ============
Other revenues and expenses                                                    (1,261,350)
                                                                             ------------
Net loss                                                                     $ (4,628,753)
                                                                             ============


                                      CANADA                USA                 TOTAL
                                   ------------         ------------         ------------
AS AT FEBRUARY 29, 2004
Geographic segment assets          $  6,002,748         $ 27,332,547         $ 33,335,295
                                   ============         ============         ============




                                      CANADA                USA                 TOTAL
                                   ------------         ------------         ------------
THREE MONTHS ENDED
FEBRUARY 28, 2003
Revenue                            $    545,752         $  3,596,492         $  4,142,244
Expenses                              1,181,880            4,878,575            6,060,455
                                   ------------         ------------         ------------
Geographical loss                  $   (636,128)        $ (1,282,083)          (1,918,211)
                                   ============         ============
Other revenues and expenses                                                        28,715
                                                                             ------------
Net loss                                                                     $ (1,889,496)
                                                                             ============


                                      CANADA                USA                 TOTAL
                                   ------------         ------------         ------------
NINE MONTHS ENDED
FEBRUARY 28, 2003
Revenue                            $  1,940,599         $ 11,822,787         $ 13,763,386
Expenses                              3,485,273           16,959,089           20,444,362
                                   ------------         ------------         ------------
Geographical loss                  $ (1,544,674)        $ (5,136,302)          (6,680,976)
                                   ============         ============
Other revenues and expenses                                                       518,630
                                                                             ------------
Net loss                                                                     $ (6,162,346)
                                                                             ============


                                      CANADA                USA                 TOTAL
                                   ------------         ------------         ------------
AS AT FEBRUARY 28, 2003
Geographic segment assets          $  3,330,724         $ 33,134,410         $ 36,465,134
                                   ============         ============         ============

Note 16: EARNINGS PER SHARE

      For all the periods presented, diluted net loss per share equals basic net loss per share due to the antidilutive effect of employee stock options, warrants and escrowed shares. The following outstanding instruments could potentially dilute basic earnings per share in the future:


                                                                     FEBRUARY 29, 2004
                                                                     -----------------
Stock options                                                           1,463,265
Escrowed shares                                                           654,204
Warrants issued to investors                                              633,334
Warrants issued with convertible notes                                    712,179
Warrants issued to private placement agents                               412,500
Warrants issued to consultant                                             100,000
Underwriter warrants                                                      440,000
                                                                        ---------
Potential increase in number of shares from dilutive instruments        4,415,482
                                                                        =========


The weighted average exercise price of the options exercisable at February 29, 2004 was $2.25 per common share.



Note 17: STOCK BASED COMPENSATION PLANS

      Pro forma information regarding compensation expense related to employee stock options is required by SFAS No. 123 and SFAS No. 148, and has been determined as if the Company had accounted for its employee stock options under the fair value method of those statements. The fair value of options granted was estimated at the date of grant using the Black Scholes option pricing model with the following weighted average assumptions:

                                      Three Months         Three Months          Nine months         Nine months
                                          Ended                Ended                Ended               Ended
                                      February 29,         February 28,         February 29,         February 28,
                                          2004                 2003                 2004                 2003
                                     ----------------    ------------------    ----------------    -----------------
Risk free interest rates                 3.06%                2.99%                2.60%                3.01%
Expected dividend yield                     0%                   0%                   0%                   0%
Expected volatility                        81%                 115%                 105%                 115%
Expected lives (in years)                 3.5                  3.5                  3.5                  3.5


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

      The following reflects the impact on results of operations if the Company had recorded additional compensation expense relating to the employee stock options:

                                            Three Months         Three Months         Nine months          Nine months
                                               Ended                Ended                Ended                Ended
                                            February 29,         February 28,         February 29,         February 28,
                                               2004                  2003                2004                 2003
                                            ------------         ------------         ------------         ------------

Net loss, as reported                       $ (1,796,317)        $ (1,889,496)        $ (4,628,753)        $ (6,162,346)
Estimated incremental share based
     compensation expense (net
     of tax of $nil)                             (99,177)            (200,627)            (381,820)            (599,760)
                                            ------------         ------------         ------------         ------------
Pro forma net loss                          $ (1,895,494)        $ (2,090,123)        $ (5,010,573)        $ (6,762,106)
                                            ============         ============         ============         ============
Weighted average common shares
     outstanding during the period            26,912,938           19,174,247           23,692,099           18,241,912
                                            ============         ============         ============         ============

Basic and diluted loss per share, as
     reported                               $      (0.07)        $      (0.10)        $      (0.20)        $      (0.34)
                                            ============         ============         ============         ============
Pro forma basic and diluted loss
     per share                              $      (0.07)        $      (0.11)        $      (0.21)        $      (0.37)
                                            ============         ============         ============         ============


Note 18: SUBSEQUENT EVENTS

      In March 2004, the Company acquired certain assets of Peopleview, Inc., a Nevada corporation. As consideration for the sale, the Company issued Peopleview, Inc. 350,000 of its common shares valued at $875,000, cash of $300,000 and a warrant to purchase 50,000 of the Company's common shares at an exercise price of $3.00 per share.

      In March 2004, the Company and Mr. Mullarkey, the Company's Chairman, CEO and President, agreed to terminate Mr. Mullarkey's commitment to provide the Company with a $1,200,000 line of credit. As of the date of termination, the Company had never drawn down on the line of credit that Mr. Mullarkey agreed to provide.

      In March 2004, 330,579 common shares held in escrow relating to the Xylo acquisition were released from escrow and cancelled by the Company as a result of certain performance objectives not being achieved.

      In April 2004, the Company and Mr. Mullarkey agreed to terminate his deferred compensation agreement and the Company paid the entire outstanding balance of $800,533.81 of his deferred compensation as of March 31, 2004 as well as interest of $56,841.84 accrued through that period. As a result, the Company does not owe Mr. Mullarkey any additional deferred compensation and any compensation earned in the future by Mr. Mullarkey will be paid in accordance with the terms of his employment agreement.

      In April 2004, the Company paid a bonus of $150,000 to Mr. Mullarkey, of which $95,000 was based on Mr. Mullarkey having met certain performance objectives during 2003 set forth in his employment agreement and $55,000 was a discretionary bonus determined by the Company's audit committee.

      In April 2004, Platinum Partners Value Arbitrage exercised a warrant to purchase 166,667 common shares at an exercise price of $1.50 for an aggregate amount of $250,000. The proceeds from this exercise will be used for general working capital purposes.

      In April 2004, Countrywide Partners exercised a warrant to purchase 70,000 common shares at an exercise price of $1.50 for an aggregate amount of $105,000. The proceeds from this exercise will be used for general working capital purposes.



Note 19: CONTINGENCIES

      Two of the Company's wholly-owned subsidiaries, Paula Allen Holdings, doing business as Allen And Associates, and OMNIpartners, were named as defendants in a lawsuit filed by 11263 Mississippi, LLC and 14617 Vanowen LLC. The complaint was filed on May 16, 2003 in the Clark County District Court in Nevada. OMNIpartners leased office space from 11263 Mississippi, LLC and 14617 Vanowen LLC in Las Vegas, Nevada and then subleased certain portions of the office space to Allen And Associates and an unrelated third party, U.S. Vehicle. In this action, 11263 Mississippi, LLC and 14617 Vanowen LLC allege that OMNIpartners breached the lease agreement and seek approximately $178,274 for unpaid rents, maintenance charges and other charges as well as an undetermined amount for attorneys' fees. OMNIpartners alleges the plaintiffs tortiously interfered with its sublease agreement with U.S. Vehicle by moving U.S. Vehicle into a nearby facility and leasing space to it. OMNIpartners also filed a lawsuit against U.S. Vehicle and its principals alleging a breach of its sublease agreement with OMNIpartners. This action was filed on April 18, 2002 in the Clark County District Court in Nevada. In this action, OMNIpartners seeks approximately $115,000 for unpaid rents, maintenance charges and other charges as well as an undetermined amount for attorneys' fees. Meredith and Marvin Cohen, former shareholders of OMNIpartners, were also named as defendants in the complaint as guarantors under the lease agreement. OMNIpartners has agreed to defend and indemnify Mr. and Mrs. Cohen in the lawsuit. The status of these cases have not changed since May 31, 2003.

      The Company is subject to other legal proceedings and claims which arise in the ordinary course of our business. The Company does not believe that the resolution of such actions will materially affect the Company's business, results of operations or financial condition.



Note 20: FINANCIAL INSTRUMENTS


      For certain of the Company's financial instruments, including accounts receivables, accounts payables, and other accrued charges, the carrying amounts approximate the fair value to their short-term maturities. Cash and cash equivalents, short-tem investments, long-term debt and long-term liabilities are carried at cost, which approximates their fair value.


Interest rate and foreign exchange risk

      The Company has short-term investments and deposits that earn interest at fixed rates ranging from 0.5% to 2.35%.

      As explained in note 9, the Company has a line of credit with the Bank of Montreal that bears interest based on the bank's prime rate plus 1%. The Company also has a term loan with the Bank of Montreal bearing interest at the bank's prime rate plus 2%. Fluctuations in the Bank's prime rate or exchange rates would have an impact on financial results. The Company also has letters of credit with the Bank of Montreal based on a fixed rate of 1.2% and fluctuations in exchange rates would have a financial impact.

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

      The following discussion and analysis should be read in conjunction with our unaudited consolidated financial statements and accompanying notes for the three and nine month periods ended February 29, 2004. All figures are in United States dollars, except as otherwise noted.

OVERVIEW

      We are a provider of services and Web-based software for Human Capital Management ("HCM"). HCM is the process by which companies recruit, train, evaluate, motivate and retain their employees. We offer software and services that address the needs of companies to more effectively manage their human capital management function. We believe that our "one-stop-shopping" approach for our clients' HCM needs is more efficient and effective than traditional methods of human resource management.

      We have two distinct operating segments, which are the Enterprise Recruiting Services and Career Transition Services segments. The Enterprise Recruiting Services segment consists of automated talent acquisition systems, recruiting research, online exchange, job performance evaluation and employee management and retention system services. The Career Transition Services segment consists of outplacement services.

      Fiscal year 2003 and fiscal year 2002 resulted in significant changes in our business. We completed three and six acquisitions during fiscal year 2003 and fiscal year 2002, respectively. In addition, we acquired certain assets of Perform, Inc. during the three months ended November 30, 2003 ("second quarter 2004") (see Note 4: Acquisition Transactions). Subsequent to the acquisitions, we concentrated on integrating the acquired businesses and expanding the reach of our existing business. These acquisitions have enabled us to increase our service offerings. We have also made efforts to reduce costs by consolidating operations, resulting in staff reductions of redundant positions and related overhead and reducing research and development expenditures. Certain actions taken to reduce costs, such as the closure of offices and a change in our marketing strategy, have also caused reductions in revenue. We have shifted our marketing strategy from advertising in newspapers to advertising on the Internet. While this has resulted in reduced revenue due to fewer new sales, we believe that it is more profitable because it is easier to manage and less costly than advertising in newspapers. In the nine months ended February 29, 2004, operating expenses for existing operations declined by $3,571,763 including an advertising expense decline of $809,010 and a decline of $1,155,530 related to the closure of offices.

      To monitor our business, we review key financial information including net revenues, gross profit, earnings per share, and cash flow from operations. As our businesses are integrated, we continue to seek ways to more efficiently manage and monitor our business performance. We review other key operating metrics such as sales per employee, days of sales outstanding(1), liquidity ratio(2) and debt to equity ratio(3). In addition, as our business is impacted by the job market, we review economic indicators such as the unemployment rate.


      We have recently made the following changes in our approach to grow revenues:

      o in our Career Transition Services segment, we implemented automated processes to reach clients, track leads and monitor the status of projects, which we believe provides us with a more efficient and less costly method to increase sales;

      o we also improved the quality of our services in the Career Transition Services segment, by hiring additional professional staff involved in the preparation of the service which we believe has resulted in fewer cancellations;

      o we are pursuing cross-marketing opportunities that deepen our relationships with existing customers by actively introducing them to other services we offer;

      o in our Enterprise Recruiting Services segment, we are seeking to grow recurring revenue by focusing selling efforts on increasing business from advertisers on our websites and increasing renewals from existing subscription based clients; and

      o we are strengthening our sales resources by replacing non-producing employees and increasing our sales force in our different segments.


      We believe that these changes, along with our expanded service line which now includes performance job management, our continued emphasis in improving efficiencies, our strengthened financial condition as well as recent economic data indicating improvement in the job market, will provide us with the ability to expand our business.

-----------------------

1 Days Sales Outstanding represents both the age, in terms of days, of a company's accounts receivable and the average time it takes to turn the receivables into cash. It is calculated by dividing accounts receivables by daily revenue. Daily revenue is calculated by dividing revenue for a month by the number of days in that month.

2 Liquidity ratio represents the number of times that current assets can cover current liabilities and it is calculated by dividing current assets by current liabilities.

3 Debt to equity ratio represents the level of debt in relation to shareholders' equity measuring a company's financial leverage. The ratio is calculated by dividing total liabilities by shareholders' equity.

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

      We value intangible assets, such as a customer contracts and relationships acquired in an acquisition, based on estimated future income applying historical customer retention rates. If the customer base acquired discontinues using our service earlier than historical experience, we may be required to record an impairment of intangible assets. The valuation of acquired technology is based on the cost incurred to develop the software that is then licensed to our clients. Consideration is also given to the useful life and the technology's continued demand in the marketplace. Changes in circumstances impacting other assumptions used to value intangible assets could also lead to future impairments. Currently, 69% of the net book value of acquired technology, and 35% of the net book value of acquired customer base, representing a net book value of $3,730,372, is related to the intangible assets acquired through our acquisition of Icarian in June 2002. As the subscription agreements with the customers we acquired in our acquisition of Icarian have expired, certain of these customers have been switching to our E-cruiter software. If there is a significant change on the future income of Icarian due to either the transition of clients into other Workstream service-lines or changes in the demand of Icarian's technology, we could incur a significant intangible impairment charge.

REVENUES

      Consolidated revenues were $4,169,074 for the three months ended February 29, 2004 ("third quarter 2004") compared to $4,142,244 for the three months ended February 28, 2003 ("third quarter 2003"), an increase of $26,830 or 1%. $219,823 of the total revenue for the third quarter 2004 was attributable to the operations we acquired from Perform, Inc. during the three months ended November 30, 2003 ("second quarter 2004"). Revenues for non-acquired operations decreased by $192,993 mainly due to lower Enterprise Recruitment Service sales (10% lower than third quarter 2003 for non-acquired operations). We believe that the decrease in Enterprise Recruitment Service sales was caused by existing clients seeking to cut costs by changing from our Icarian software solution to our E-cruiter software solution, which is more economical for the client and more profitable for us. The Icarian software demands more maintenance while the E-cruiter software is less expensive for us to maintain and results in greater profits as a percentage of sales. We also believe that the Enterprise Recruitment Service sales declined in part because of the continued weak job market which resulted in fewer companies hiring additional staff, partially offset by an increase in revenue in the Career Transition Services.

      Career Transition Service revenues for third quarter 2004 were $1,530,429 compared to $1,459,297 in third quarter 2003. The main reason for the increase in Career Transition Service revenue was due to improved efficiencies in the speed and quality of the delivery of our services resulting in fewer cancellations. The improved efficiencies have been accomplished through the hiring of more professional personnel involved in the preparation of the product and implementing better software tools to track customer leads as well as to monitor the status of projects.

      Enterprise Recruiting Service revenues for third quarter 2004 were $2,638,645 compared to $2,682,947 for third quarter 2003. The decrease in revenues was primarily due to a decrease in recruitment research and software sales which we believe is due in part to the continued weak job market causing fewer companies to hire additional staff. In addition, we believe that the decrease in revenues is due to our effort to shift clients from our Icarian software into our E-cruiter software. The Icarian software demands more maintenance while the E-cruiter software is less expensive for us to maintain and results in greater profits as a percentage of sales. The decrease in revenue in the Enterprise Recruiting Services segment was partially offset by revenue of $219,823 of revenue generated in the third quarter 2004 from the operations we acquired from Perform, Inc. during the second quarter 2004.

      Consolidated revenues were $12,609,359 for the nine months ended February 29, 2004 compared to $13,763,386 for the nine months ended February 28, 2003, a decrease of $1,154,027 or 8%. The overall decrease in revenues is mainly due to a 17% decrease in Career Transition Services revenue (a decrease of $921,124), mainly as a result of lower sales during the first six months of fiscal 2004, caused by our closure of seven office locations in the first six months of fiscal 2003, as well as lower sales as a result of a change in marketing strategy. Enterprise Recruitment Services revenues were 3% lower than the nine months ended February 28, 2003 (a decrease of $232,903) due to lower recruitment research and software sales which we believe is due in part to the weak job market and the transition of Icarian clients from our Icarian software to our E-cruiter software, which is more economical for the client but results in greater profits as a percentage of sales for Workstream.

      During the nine months ended February 29, 2004, the amount of sales per employee increased to $72,468 compared to sales of $69,865 per employee for the nine months ended February 28, 2003. We believe that this increase reflects our effort to improve efficiencies and eliminate redundant positions.

      We believe that our business is impacted by the job market. The unemployment rate as of March 2004 was 5.7% decreasing from a nine-year high of 6.2% for June 2003. Although the unemployment rate still remains significantly higher than the pre-recession unemployment rate of 3.9% for December 2000, the past few months have shown improvement. We believe that as the job market improves, the demand for our recruitment research and software services will increase and our revenues will grow.




COST OF REVENUES

      Cost of revenues for third quarter 2004 were $356,490 compared to $688,953 for third quarter 2003, a decrease of $332,463 or 48%. The operations we acquired from Perform, Inc. in the second quarter 2004 did not incur any cost of revenues in the third quarter 2004. Career Transition Service cost of revenues accounted for $192,659 and Enterprise Recruiting Service cost of revenues accounted for $163,831 of the total cost of revenues for third quarter 2004. Cost of revenues for the Career Transition Services segment decreased by $39,732 and cost of revenues for the Enterprise Recruiting Service decreased by $292,731 as a result of consolidating operations and improving efficiencies in the recruitment software area by relocating tasks to our headquarters in Ottawa, Canada, which is a lower cost market for technology personnel. Management has made a concentrated effort to reduce costs by eliminating redundant operations.

      Cost of revenues for the nine months ended February 29, 2004 were $1,189,247 compared to $2,586,675 for the nine months ended February 28, 2003, a decrease of $1,397,428 or 54%. Career Transition Service cost of revenues accounted for $556,006 and Enterprise Recruiting Service cost of revenues accounted for $633,241 of the total cost of revenues for the nine months ended February 29, 2004. Cost of revenues for the Career Transition Services segment decreased by $385,711 caused partially by a decrease in revenue and by a reduction of staffing in an effort to improve productivity through automation. Cost of revenues for the Enterprise Recruiting Service cost of revenues decreased by $1,011,718 as a result of lower costs in recruitment software due to management's effort to eliminate redundant operations.

GROSS PROFITS

      Consolidated gross profits were $3,812,584 for third quarter 2004 or 91% of revenues compared to $3,453,291 or 83% of revenues for the third quarter 2003. $219,823 of the total gross profit for third quarter 2004 was attributable to the operations we acquired from Perform, Inc. during the second quarter 2004. Career Transition Services gross profit was $1,337,770 or 87% of Career Transition Services revenues and Enterprise Recruiting Services gross profit represented $2,474,814 or 94% of Enterprise Recruiting Services revenues for third quarter 2004. The improvement in gross profit as a percent of revenues is due to the efforts to eliminate redundant operations and costs and to pursue more profitable business by shifting towards more profitable products and changing marketing strategies resulting in sales with higher gross margin.

      Consolidated gross profits were $11,420,112 or 91% of revenues for the nine months ended February 29, 2004 compared to $11,176,711 or 81% of revenues for the nine months ended February 28, 2003. Career Transition Services gross profit was $4,103,735 or 88% of Career Transition Services revenues and Enterprise Recruiting Services gross profit represented $7,316,377 or 92% of Enterprise Recruiting Services revenues for the nine months ended February 29, 2004.

OPERATING EXPENSES

      Total operating expenses were $4,819,682 for third quarter 2004, compared to $5,371,502 for third quarter 2003, a decrease of $551,820 or 10%. $230,621of operating expenses incurred in the third quarter 2004 was attributable to the operations we acquired from Perform, Inc. during the second quarter 2004. The primary reason for the overall decline in operating expenses is the consolidation of operating functions, which includes lower selling and marketing expenses, lower research and development costs as well as lower amortization and depreciation expense.

      Total operating expenses were $14,787,516 for the nine months ended February 29, 2004, compared to $17,857,687 for the nine months ended February 28, 2003, a decrease of $3,070,171 or 17%. The primary reason for the overall decline in operating expenses is the consolidation of operating functions, partially offset by additional operating expenses of $891,861 due to the acquisitions completed at different times during the first six months of fiscal 2003 and additional operating expenses of $501,592 attributable to the operations we acquired from Perform, Inc. in the second quarter 2004. We believe that after we complete an acquisition, our operating expenses will increase in the first three to twelve months after the date of acquisition, but that operating expenses will decrease after that as a result of our effort to consolidate operations. Any future acquisitions will increase operating expenses from the date of the acquisition, in which case we believe that proforma results would provide a more comparable analysis.

SELLING AND MARKETING

      Selling and marketing expenses were $978,803 for third quarter 2004 compared to $1,156,644 for third quarter 2003, a decrease of $177,841 or 15%. $37,604 of selling and marketing expenses in the third quarter 2004 was attributable to the operations we acquired from Perform, Inc. in the second quarter 2004. The overall decrease in selling and marketing expense is mainly attributed to a reduction of $143,718 in employee costs due to the consolidation of operations resulting in the hiring of fewer personnel as well as the transitioning of positions to our headquarters in Ottawa, Canada where we have replaced positions at lower salaries, and a decrease of $38,026 in travel and entertainment expense.

      Selling and marketing expenses were $3,150,690 for the nine months ended February 29, 2004, compared to $4,860,608 for the nine months ended February 28, 2003, a decrease of $1,709,918 or 35%. The overall decrease in selling and marketing expense is mainly attributed to a reduction of $808,010 in advertising expense, a reduction of $766,712 in employee costs due to the consolidation of operations resulting in the hiring of fewer personnel as well as the transitioning of positions to our headquarters in Ottawa, Canada where we have replaced positions at lower salaries, and a decrease of $126,024 in travel and entertainment expense. Advertising was reduced by $626,892 in the Career Transition Services segment by shifting advertising from newspapers and print media to the Internet. In addition, advertising expense was reduced in the Enterprise Recruitment Services segment by $181,118 by implementing a more direct sales approach compared to an indirect approach used by prior management of the acquired companies and initially continued after the acquisitions.

GENERAL AND ADMINISTRATIVE

      General and administrative expenses were $2,357,744 for third quarter 2004, compared to $2,229,713 for third quarter 2003, an increase of $128,031 or 6%. $48,164 of general and administrative expenses incurred in the third quarter 2004 was attributable to the operations that we acquired from Perform, Inc. in the second quarter 2004. The overall increase in general and administrative expenses was due mainly to an increase of $243,169 in employee costs due to an increase in personnel in corporate supporting functions at our headquarters in Ottawa, Canada, and an increase of $264,124 in professional fees due mainly to agreements entered into this year for consulting services. The increase was partially offset by a decrease of $104,424 in communication expense and $109,120 in rent expense as a result of our consolidation of operations, a reduction of $94,172 in bad debt expense due to improved collection efforts, as well as a credit of $139,155 for the recovery and settlement of certain claims and the reversal of reserves for certain other claims related to the operations of Icarian and Xylo that arose prior to their acquisition.

      General and administrative expenses were $7,074,416 for the nine months ended February 29, 2004, compared to $7,292,871 for the nine months ended February 28, 2003, a decrease of $218,455 or 3%. The expenses decreased mainly due to the consolidation of operations in areas such as rent expense (a decrease of $578,191), communications expense (a decrease of $184,144) and computing expense (a decrease of $111,228). In addition, expenses decreased due to a reduction of $174,756 in bad debt expense, net of recoveries, as a result of better collection efforts, as well as due to a credit of $289,393 related to the recovery and settlement of certain claims and the reversal of reserves for certain other claims related to the operations of Icarian and Xylo that arose prior to their acquisition. These decreases were partially offset by increases of $784,237 in employee costs due to an increase in personnel at our headquarters in Ottawa, Canada, in corporate supporting functions, $337,999 in professional fees due mainly to agreements entered this year for consulting services and $97,223 in insurance expense due to higher director and officer insurance premiums. The decrease in general and administrative expenses was partially offset by $348,695 in additional general and administrative expenses due to the acquisitions completed at different times during the first six months of fiscal 2003 and additional general and administrative expenses of $97,079 attributable to the operations we acquired from Perform, Inc. in the second quarter 2004. We believe that general and administrative expenses will continue to increase in the first three to twelve months after we complete an acquisition but that general and administrative expenses will decrease after that as a result of our effort to eliminate redundant costs. Any future acquisitions will increase general and administrative expenses from the date of the acquisition, in which case we believe that proforma results would provide a more comparable analysis.

RESEARCH AND DEVELOPMENT

      Research and development costs were $116,798 for third quarter 2004 compared to $249,979 for third quarter 2003, a decrease of $133,181 or 53%. Research and development costs were $387,777 for the nine months ended February 29, 2004 compared to $970,557 for the nine months ended February 28, 2003, a decrease of $582,780 or 60%. $70,530 of the research and development costs incurred in the third quarter 2004 was attributable to the operations we acquired from Perform, Inc. in the second quarter 2004. The overall decline in research and development costs is primarily due to our strategy to acquire technology through acquisitions. We believe that we can acquire new technology at a lower cost and more efficiently than developing new software platforms with internal resources. Since fiscal 2002, most of our research and development efforts have been incurred in the Enterprise Recruiting Services segment.

DEPRECIATION/AMORTIZATION EXPENSE

      Depreciation and amortization expenses were $1,366,337 for third quarter 2004, compared to $1,735,166 for third quarter 2003, a decrease of $368,829 or 21%. $74,323 of the depreciation and amortization expenses incurred in the third quarter 2004 was attributable to the operations we acquired from Perform, Inc. in the second quarter 2004. Depreciation for existing operations decreased by $422,247 in the third quarter 2004 due to lower computer equipment and leasehold improvement expense as a result of the disposal of certain assets in connection with the termination of a lease of certain real property formerly leased to Icarian and certain other assets becoming fully amortized. Depreciation and amortization expenses were $4,174,633 for the nine months ended February 29, 2004, compared to $4,733,651 for the nine months ended February 28, 2003, a decrease of $559,018 or 12%. Depreciation decreased by $1,014,642 due to the disposal of certain assets in connection with the termination of a lease of certain real property formerly leased to Icarian and certain other assets becoming fully amortized, while amortization of intangibles increased by $455,624 as a result of the timing of the acquisitions completed in fiscal 2004 and fiscal 2003.

INTEREST INCOME/EXPENSE

      Interest income was $4,797 for third quarter 2004 compared to $1,814 for third quarter 2003, an increase of $2,983 or 64%. Interest expense was $1,248,366 for third quarter 2004, compared to $464,587 for third quarter 2003, and increase of $783,779 or 169%. The increased interest expense was mainly due to interest expense incurred as a result of a non-recurring $910,672 non-cash charge for the write-off of the remaining discount related to the conversion of the 8% Senior Subordinated Convertible Notes. This increase was partially offset by lower cash interest expense ($53,111) due to the conversion of the notes, and lower non-cash charge related to the discount on the Paula Allen note payable ($44,278).

      Interest income was $6,793 for the nine months ended February 29, 2004 compared to $38,340 for the nine months ended February 28, 2003, a decrease of $31,547 or 82%. Interest expense was $2,600,355 for the nine months ended February 29, 2004, compared to $806,830 for the nine months ended February 28, 2003, an increase of $1,793,525 or 222%. The increased interest expense was mainly due to a non-recurring increase of $1,700,091 incurred as a result of the non-cash charge for amortization of the discount related to the conversion of $2,700,000 of our 8% Senior Subordinated Convertible Notes and the accretion of the notes to their full face value during the third quarter 2004.

GOODWILL

      Goodwill was $17,472,946 as of February 29, 2004 compared to $17,383,437 as of May 31, 2003, an increase of $89,509 or 1%. In the nine months ended February 29, 2004, the increase in goodwill of $89,509 was due mainly as a result of additional liabilities related to periods prior to the acquisitions and recorded as part of the purchase equation within twelve months after the acquisition in accordance with FASB 142. Goodwill represents the excess of the costs over the estimated fair value of the net assets of businesses acquired recorded at the time of the acquisition. Goodwill also reflects any write-downs subsequent to the acquisitions resulting from annual testing for impairment conducted in accordance with FASB 142. See Note 3: Significant Accounting Policies and Note 8: Goodwill. During fiscal 2003, management recorded goodwill impairment charges totaling $2,133,242 related to the Enterprise Recruiting Services segment and in fiscal 2002 charges totaling $1,310,000 and $1,500,000 related to the Enterprise Recruiting Services segment and the Career Transition Services segment, respectively. In addition, goodwill includes increases made during fiscal 2003 for common shares released from escrow to the former owners of Paula Allen Holdings. The acquisition agreement with Paula Allen Holdings provided that the 500,000 common shares held in escrow were to be released to the former owners of Paula Allen Holdings upon certain revenue and profit targets of Workstream on a consolidated basis being achieved or at any other time in the discretion of our board of directors. In March 2003, our board of directors exercised its discretion and approved the release of the final 500,000 shares from escrow. Although Workstream's profits on a consolidated basis did not exceed the profit targets in the acquisition agreement, our board of directors determined to release the shares from escrow based upon, among other things, the revenue targets being achieved and ambiguities contained in the acquisition agreement regarding the inclusion of additional operating expenses incurred from subsequent acquisitions for purposes of calculating profit. Michael Mullarkey, our Chairman and a former shareholder of Paula Allen Holdings, did not participate in the board discussions and did not vote on the decision to release the shares from escrow due to his conflict of interest. Prior to our acquisition of Paula Allen Holdings, Mr. Mullarkey served as an officer and director of Paula Allen Holdings but was not a shareholder or an employee of Workstream. As an officer, director and shareholder of Paula Allen Holdings, Mr. Mullarkey participated in the negotiation and structuring of our acquisition of Paula Allen Holdings.

LIQUIDITY AND CAPITAL RESOURCES

      As of February 29, 2004, we had $7,110,599 in cash, cash equivalents, restricted cash and short-term investments. As of February 29, 2004, $2,759,392 of these cash and short- term investment balances were restricted from use because they were collateral for debt, leases and letters of guarantee. These restricted cash balances could be reduced in the future by lease payments, any repayments on lines of credit and improvement in the return rate on credit card charges accepted by us for our services.

      For the nine months ended February 29, 2004, cash used in operations totaled $222,575, consisting primarily of the net loss for the period of $4,628,753, offset by non-cash expenses such as depreciation, amortization, and non-cash interest. We shifted from a working capital deficiency of $3,411,579 as of May 31, 2003, to a positive working capital of $2,786,362. The improvement in working capital was mainly as a result of the cash we received in connection with the sale of $6.6 million of our common shares in December 2003.

      Net cash used in investing activities during the nine months ended February 29, 2004 was $2,626,755 due mainly to an increase in restricted cash and payments related to the acquisition of Perform.

      Net cash generated by financing activities was $6,528,874 for the nine months ended February 29, 2004. During the nine months ended February 29, 2004, we received $7,550,000 in cash from individuals and institutional investors in connection with our sales of common shares and warrants to purchase common shares. We also received proceeds of $1,985,287 from our line of credit and $33,333 from the exercise of options to purchase common shares. Financing outflows consisted primarily of the payment of $120,000 related to a lease settlement, repayment of bank debt of $763,505, repayment of shareholder loans of $1,479,239, payment of $604,917 of costs incurred in the sale of common shares and warrants, and payments for capital leases of $72,085.

      We have had operating losses since our inception, and through the end of this quarter we continued to have operating losses as a result of non-cash charges such as amortization and depreciation, and non-cash interest expense related to our 8% Senior Subordinated Convertible Notes. However, management believes that our operations will generate operating cash flow in the future as a result of the elimination of redundant costs in the businesses we acquired in fiscal 2002, fiscal 2003 and the first nine months of fiscal 2004, the consolidation of ongoing operations, cost reduction efforts in selling and marketing as well as in research and development previously discussed, and improved efficiencies in the delivery of our services. Management believes that the expected generation of operating cash flow will contribute to our positive working capital condition.

      During the third quarter 2004, we satisfied the entire outstanding amounts owed under our 8% Senior Subordinated Convertible Notes as well as the entire amount owed under the term loan provided to us by Michael Mullarkey, our Chairman, President and Chief Executive Officer. In January 2003, we entered into an agreement with the holders of our convertible notes whereby we agreed to convert the remaining outstanding balance of $1,762,500 of the convertible notes into a total of 1,174,999 common shares at a conversion price of $1.50 per common share (see Note 10: Convertible Notes). In addition, during the third quarter 2004, we repaid the entire outstanding principal and interest on the term loan provided to us by Michael Mullarkey in an amount equal to $1,339,407 (see Note 12: Related Party Transactions).

      In January 2003, Mr. Mullarkey agreed to provide us with a $1,200,000 credit facility bearing interest at 8% per annum. With respect to each draw against the credit facility, we were required to make monthly interest only payments during the first 24 months from the draw date and thereafter monthly interest and principal payments over a three year period. In March 2004, Mr. Mullarkey and Workstream agreed to terminate Mr. Mullarkey's commitment to provide this credit facility as a result of our improved working capital condition. As of the date of termination, we had never drawn down on the line of credit Mr. Mullarkey agreed to provide.

      In May 2003, Mr. Mullarkey also agreed to defer until after June 1, 2004, a total of $797,880 in compensation earned as of May 31, 2003, as well as any additional compensation earned thereafter, with interest accruing on the balance at a rate of 8% per annum. The repayment date under the agreement is automatically extended each month after June 1, 2004 for an additional month, which results in the amounts continuing to remain due and outstanding for greater than 365 days. In February 2004, we agreed to pay to Mr. Mullarkey $149,468 of his deferred compensation, of which $49,468 was withheld for taxes. The remaining $100,000 was not paid to Mr. Mullarkey in the form of a cash payment but was applied as payment in full for Mr. Mullarkey's exercise of options to purchase 100,000 common shares at an exercise price of $1.00 per share. As of February 29, 2004, Mr. Mullarkey's total deferred compensation was $783,867. In April 2004, Mr. Mullarkey and Workstream agreed to terminate his deferred compensation agreement and we paid the entire outstanding balance of $800,533.81 of his deferred compensation as of March 31, 2004 as well as interest of $56,841.84 accrued through that period. As a result, we do not owe Mr. Mullarkey any additional deferred compensation and any compensation earned in the future by Mr. Mullarkey will be paid in accordance with the terms of his employment agreement.

      We believe that our financial strength has improved this quarter as a result of the funds we raised through the sale of $6.6 million of our common shares in December 2003, the conversion of our 8% Senior Subordinated Notes into common shares and the repayment of our term loan and deferred compensation to Michael Mullarkey. We believe that our liquidity ratio, which improved from .5X as of May 31, 2003 to 1.5X as of February 29, 2004, and our debt to equity ratio, which improved from .61 as of May 31, 2003 to.34 as of February 29, 2004, reflect our increased financial strength. We have also accomplished efficiencies in the area of receivables management as indicated by our improved Days of Sales Outstanding of 17.8 as of February 29, 2004 from 21.6 as of May 31, 2003.


      Management believes the proceeds from the sale of $6.6 million of our common shares in December 2003, the closure of offices and reduction of costs made in fiscal 2002, fiscal 2003 and the first nine months of fiscal 2004, along with further consolidation of cost centers and elimination of redundant costs will result in continued improvement of working capital and positive generation of cash flows from operations which, together with current cash reserves, will be sufficient to meet our working capital and capital expenditure requirements through at least February 28, 2005.



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

      We have established a CDN $3,000,000 line of credit with the Bank of Montreal which bears interest at the bank's prime rate plus 1%. We have drawn CDN $2,358,245 on this facility as of February 29, 2004. We can draw an additional CDN $641,755. We also have a term loan with the bank in the amount of CDN $129,987 as of February 29, 2004. The term loan bears interest at the bank's prime rate plus 2%. Additionally, we have letters of credit issued as collateral on leased facilities in the amount of CDN $400,000 that renew annually, and a letter of credit issued as collateral for Workstream's Bank of Montreal credit card in the amount of CDN $100,000. We pay an annual fee of 1.2% on these letters of credit.

      The majority of our interest rates are variable, and therefore we have exposure to risks associated with interest rate fluctuations. However, management believes that the exposure is limited as the majority of the exposure is related to the CDN $3,000,000 line of credit, which is fully collaterized with our restricted cash and therefore can be liquidated immediately if faced with a rising interest rate environment.

      The impact on net interest income of a 100 basis point adverse change in interest rates for the quarter ended February 29, 2004 would have been less than $56,000.



FOREIGN CURRENCY RISK

      We have monetary assets and liability balances denominated in Canadian Dollars. As a result, fluctuations in the exchange rate of the Canadian dollar against the U.S. dollar will impact our reported net asset position. A 10% change in foreign exchange rates would result in a change in our reported net asset position of approximately $331,797.



ITEM 4. CONTROLS AND PROCEDURES

      As of February 29, 2004, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of our disclosure controls and procedures. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms. There were no changes during the quarter ended February 29, 2004 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

      There has been no change in our internal controls over financial reporting during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.



                           PART II - OTHER INFORMATION

ITEM 2.      CHANGES IN SECURITIES AND USE OF PROCEEDS

      In December 2003, we sold an aggregate of 4,125,000 common shares at $1.60 per common share to institutional and other accredited investors in a private placement resulting in aggregate proceeds of approximately $6.6 million. In connection with the issuance of the 4,125,000 common shares, we paid commissions to placement agents in an aggregate amount equal to $540,000, of which $100,000 was paid in 62,500 common shares in lieu of cash. We also issued the placement agents or their designees warrants to purchase an aggregate of 412,500 common shares at an exercise price of $1.60 per share. The common shares and warrants were sold to a limited number of accredited investors in reliance on the exemption from registration provided by Rule 506 promulgated under the Securities Act of 1933.

      In December 2003, we issued to Legend Merchant Group, Inc. a warrant to purchase 50,000 common shares at an exercise price of $1.50 per share, and a warrant to purchase an additional 50,000 common shares at an exercise price of $1.75 per share. This issuance of the warrants was made in exchange for business advisory services to be provided over a period of 12 months by Legend Merchant Group, Inc. to us. The warrants were issued to one investor in a transaction not involving a public offering. Such issuance was made in reliance on the exemption from registration provided by Section 4(2) of the Securities Act of 1933.

      In December 2003, Crestview Capital Fund, L.P. and its affiliates that hold our 8% Senior Subordinated Convertible Notes converted an aggregate of $337,500 of the notes into 3,375 of our Class A Series A Preferred Shares at a conversion price of $100 per share. Immediately upon converting the notes into Class A Series A Preferred Shares, Crestview Capital Fund, L.P. and its affiliates converted all 3,375 Class A Series A Preferred Shares into an aggregate of 450,000 common shares. The common shares were issued at a conversion price equal to $0.75 per share. The Class A Series A Preferred Shares and the common shares were issued to a limited number of accredited investors in reliance on the exemption from registration provided by Rule 506 promulgated under the Securities Act of 1933.

      In December 2003, we entered into a consulting agreement with Sunrise Financial Group, Inc. whereby we agreed to issue 100,000 common shares valued at $145,000 to Sunrise Financial Group, Inc. in consideration for certain consulting services Sunrise Financial Group, Inc. provided to us. Sunrise Financial Group, Inc. directed that the 100,000 common shares be issued in the name of Nathan Low. The common shares were issued to one investor in a transaction not involving a public offering. Such issuance was made in reliance on the exemption from registration provided by Section 4(2) of the Securities Act of 1933.

      In January 2004, we entered into an agreement with the holders of our 8% Senior Subordinated Convertible Notes to amend the notes and the warrants to purchase common shares that were issued in connection with the sale of the notes in April and May 2002. Under the agreement, the holders of the notes agreed that on January 12, 2004 the remaining outstanding balance of $1,762,500 of the notes would be automatically converted into a total of 1,174,999 common shares at a conversion price of $1.50 per common share. The common shares were issued to a limited number of accredited investors in reliance on the exemption from registration provided by Rule 506 promulgated under the Securities Act of 1933.

      In February 2004, we issued Michael Mullarkey, our Chairman, President and Chief Executive Officer, 100,000 shares in connection with his exercise of an option to purchase 100,000 common shares at an exercise price of $1.00 per share. The common shares were issued to one investor in a transaction not involving a public offering. Such issuance was made in reliance on the exemption from registration provided by Section 4(2) of the Securities Act of 1933.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits

         Exhibit No.                Description



         4.1 Note and Warrant Amendment Agreement dated as of January 12, 2004, by and among Workstream Inc., Sands Brothers Venture Capital III LLC, Sands Brothers Venture

                                    Capital IV LLC and Sands Brothers & Co.,
                                    LTD.

         4.2 Note and Warrant Amendment Agreement dated as of January 12, 2004, by and among Workstream Inc., Crestview Capital Fund, L.P., Crestview Capital Fund II, L.P. and Crestview Capital Offshore Fund, Inc.

         4.3 Warrant to Acquire Common Shares from Workstream Inc. to Standard Securities Capital Corporation dated December 9, 2003.

         4.4 Warrant to Acquire Common Shares from Workstream Inc. to Nathan Low dated December 11, 2003.

         4.5 Warrant to Acquire Common Shares from Workstream Inc. to Nathan Low dated December 31, 2003.

         4.6                        Form of Common Stock Purchase Warrant.

         4.7 Registration Rights Agreement dated as of December 9, 2003, by and among Workstream Inc., Standard Securities Capital Corporation and certain purchasers.

         4.8 Registration Rights Agreement dated as of December 11, 2003, by and among Workstream Inc., Nathan Low and Smithfield Fiduciary LLC.

         4.9 Registration Rights Agreement dated as of December 31, 2003 by and among Workstream Inc. and certain purchasers.

         10.1                       Form of Subscription Agreement.

         10.2                       Form of Securities Purchase Agreement.

         10.3 Agency Agreement dated December 9, 2003 between Standard Securities Capital Corporation and Workstream Inc.

         10.4 Securities Purchase Agreement dated as of December 11, 2003 by and between Workstream Inc. and Sunrise Securities Corporation.

         10.5 Securities Purchase Agreement dated as of December 31, 2003 by and between Workstream Inc. and Sunrise Securities Corporation.

         10.6 Institutional Public Relations Retainer Agreement dated December 1, 2003 between Sunrise Financial Group, Inc. and Workstream Inc.

         10.7 Business Advisory Agreement dated as of December 3, 2003, by and between Workstream Inc. and Legend Merchant Group, Inc.

         31.1                       Certifications pursuant to Rule
                                    13a-14(a)/15d-14(a).

         32.1                       Certification pursuant to 18 U.S.C. Section
                                    1350.

         (b) Reports on Form 8-K

      We filed the following reports on Form 8-K during the quarter ended February 29, 2004:

      (1) Current Report on Form 8-K with respect to Items 5 and 7 on December 15, 2003;

      (2) Current Report on Form 8-K with respect to Items 5 and 7 on January 6, 2004; and

      (3) Current Report on Form 8-K with respect to Items 5 and 7 on January 13, 2004.

                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              Workstream Inc.
                              (Registrant)

DATE:     April 14, 2004      By:   /s/ Michael Mullarkey
                                 ------------------------
                              Michael Mullarkey,
                              Chairman of the Board and Chief Executive Officer
                              (Principal Executive Officer)


DATE:    April 14, 2004       By:   /s/ David Polansky
                                 ---------------------
                              David Polansky,
                              Chief Financial Officer and Secretary
                              (Principal Financial Officer)