Form 10-K
period 2004-05-31
WORKSTREAM INC
filed 2004-08-13
CIK 1095266

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

(MARK ONE)

|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED: MAY 31, 2004

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

                               Yes |X|  No |_|

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.|X|

      Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes |_| No |X|

      The aggregate market value of the outstanding voting and non-voting common equity held by non-affiliates of the registrant, computed by reference to the price at which the common equity was last sold as of the last business day of the registrant's most recently completed second fiscal quarter, was $23,208,513. Common shares held by each executive officer and director and by each person who owned 10% or more of the outstanding common shares as of such date have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

      The total number of common shares, no par value per share, outstanding on August 9, 2004 was 40,631,223, excluding 1,446,549 escrow shares.

      DOCUMENTS INCORPORATED BY REFERENCE

            None.

                                 WORKSTREAM INC.
                                    FORM 10-K
                                TABLE OF CONTENTS

ITEM                                                                       PAGE

                                     PART I
1.  Business ..............................................................   2
2.  Properties ............................................................  17
3.  Legal Proceedings .....................................................  17
4.  Submission of Matters to a Vote of Security Holders ...................  18

                                     PART II

5.  Market for Registrant's Common Equity and Related Stockholder Matters .  19
6.  Selected Financial Data ...............................................  29
7.  Management's Discussion and Analysis of Financial Condition and
    Results of Operations .................................................  30
7A. Quantitative and Qualitative Disclosures About Market Risk ............  60
8.  Financial Statements and Supplementary Data ...........................  61
9.  Changes in and Disagreements with Accountants on Accounting and
    Financial Disclosure .................................................. 103
9A. Control and Procedures ................................................ 103

                                    PART III

10. Directors and Executive Officers of the Registrant .................... 104
11. Executive Compensation ................................................ 104
12. Security Ownership of Certain Beneficial Owners and Management and
    Related Stockholder Matters ........................................... 104
13. Certain Relationships and Related Transactions ........................ 104

                                     PART IV

15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K  ..... 104

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

                                     PART I

ITEM 1. BUSINESS

OVERVIEW

      We were incorporated on May 24, 1996 under the Canada Business Corporation Act under the name CareerBridge Corporation. In February 1999, we changed our name to E-Cruiter.com Inc. and in November 2001 we changed our name to Workstream Inc. (the "Company"). In 1997, we began operating an online regional job board, on which applicants posted their resumes and employers posted available positions, focused on the high-technology industry. In February 1999, we changed our business focus from the job board business to providing on-line recruitment services. In the twelve months ended May 31, 2001 ("fiscal 2001"), we expanded our focus to provide a full range of services and Web-based software for Human Capital Management ("HCM"). HCM is the process by which companies recruit, train, evaluate, motivate and retain their employees. We offer software and services that address the needs of companies to more effectively manage their human capital management function. Our software provides a range of solutions for their needs, including creating and managing job requisitions, advertising job opportunities, tracking candidates, screening applicants, searching resumes, operating customized career web sites, processing hiring information, creating internal and external reports to evaluate the staffing process, evaluating employee's job performance, managing the compensation process and offering benefits that promote employee retention. We also provide services through a website where job-seeking senior executives can search job databases and post their resumes, and companies and recruiters can post position openings and search for qualified senior executive candidates. We also offer software that enables companies to survey their employees regarding their corporate environment and corporate compliance. In addition, we offer recruitment services and career marketing and outplacement services. We believe that our "one-stop-shopping" approach for our clients' HCM needs is more efficient and effective than traditional methods of human resource management.

ACQUISITIONS

      As part of our overall strategy, we have pursued growth through the acquisition of other companies offering services similar or complementary to ours. Through the acquisition of those companies we have expanded our service offerings enabling us to grow our revenue and to position ourselves for future profitability by consolidating operations and improving efficiencies. We completed three acquisitions during the twelve months ended May 31, 2004 ("fiscal 2004"), three acquisitions during the twelve months ended May 31, 2003 ("fiscal 2003") and six acquisitions during the twelve months ended May 31, 2002 ("fiscal 2002") that met our criteria.

FISCAL 2004 ACQUISITIONS

      Kadiri, Inc.

      On May 28, 2004, we acquired via merger 100% of the outstanding shares of Kadiri Inc. ("Kadiri"), a California based company. As consideration for the sale, we issued to the shareholders of Kadiri 4,450,000 of our common shares valued at approximately $12.4 million. Kadiri is a provider of Enterprise Compensation Management solutions which enable companies to plan and manage compensation, to conduct performance evaluation and monitor the granting of rewards. Kadiri had revenues of approximately $3.8 million and it recorded a net loss of approximately $7.2 million for the twelve months ended December 31, 2003. We recorded approximately $3.6 million in intangible assets and $11.1 million in goodwill from the acquisition. Pursuant to the acquisition agreement with Kadiri, an additional 950,000 of our common shares may be released from escrow, if certain revenue and cash generation targets are met during each fiscal quarter through November 30, 2005 or for any indemnification claims for breaches of representation and warranties. The release from escrow of any additional common shares will result in additional goodwill being recorded.

      Peopleview, Inc.

      On March 27, 2004 as amended and effective for accounting purposes on May 27, 2004, the Company acquired certain assets of Peopleview, Inc. ("Peopleview"), a Nevada corporation. As consideration for the sale, the Company issued Peopleview 246,900 of its common shares valued at $688,851 and cash in an amount equal to $250,000. Pursuant to the acquisition agreement, 50,000 of the common shares were to be released from escrow if certain representation were met. Subsequent to May 31, 2004, the representations were met and the shares were released from escrow. We recorded approximately $0.9 million in intangible assets related to the acquisition. Peopleview designs, develops and markets software that helps companies evaluate employee skills, competency and performance. In addition, Peopleview offers software that enables companies to survey their employees regarding the company's environment and assess compliance to the Sarbanes-Oxley Act.

      Perform, Inc.

      On September 11, 2003, the Company acquired certain assets of Perform, Inc. ("Perform"), a Delaware corporation, in connection with Perform's voluntary petition for relief under Chapter 11 of the United States Bankruptcy Code. As consideration for the sale, the Company issued Perform 189,873 of its common shares valued at $300,000 and cash in an amount equal to $450,000. In addition, the Company advanced $72,000 to Perform to fund its operations prior to the finalization of the asset purchase agreement with Perform. We recorded approximately $0.7 million in intangible assets related to the acquisition. Perform designs, develops and markets Human Resource Information Systems and Performance Management Information Systems for mid-size and Global 2000 companies, enabling them to automate and have an effective performance management process of goal setting, employee appraisal and feedback.

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

      PureCarbon, Inc.

      On July 1, 2002, we acquired certain assets and liabilities of PureCarbon, Inc., a California based company. As consideration for the sale, we issued to the shareholders of PureCarbon 263,158 of our common shares valued at $1,000,000. We recorded approximately $0.8 million in intangible assets related to the acquisition. PureCarbon's Internet software (JobPlanet) is designed to integrate easily with behind-the-scenes human resources and recruiting technology. JobPlanet was named one of the "Top Ten HR Products of 2000" by Human Resource Executive Magazine in December 2000. JobPlanet is built on a technology platform that enables clients to build and implement an employment web site that mirrors the client's corporate brand image. We believe this front-end platform fits well with our back-end Hiring Management Systems to create a compelling end-to-end solution, that our corporate clients desire.

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

      Paula Allen Holdings, Inc.

      In July 2001, we acquired 100% of the outstanding shares of Paula Allen Holdings, Inc. and its subsidiaries, doing business as Allen And Associates, in exchange for our common shares. Headquartered in Orlando, Florida, Paula Allen Holdings is focused on providing career transition, job placement and recruiting services in different corporate areas such as information technology, engineering, finance and marketing areas.

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

      RezLogic, Inc.

      In August 2001, we acquired via merger 100% of the outstanding shares of RezLogic, Inc. in exchange for Workstream common shares. RezLogic provides recruiting process automation, offering Web-based recruiting process automation solutions for employers, staffing agencies, executive recruiters, contract placement firms and independent recruiters. The acquisition of RezLogic provided us with an established U.S. sales channel for our recruitment systems, and enabled us to integrate additional functionality into existing platforms, such as Equal Employment Opportunity ("EEO") tracking. We believe that this reporting capability is essential to achieve a significant penetration of the U.S. market.

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

      Some of these acquisitions were also made in consideration of additional common shares that were held in escrow to be released upon achievement of certain profit and/or revenue targets. As of May 31, 2004, only 323,625 common shares related to these acquisitions completed in fiscal 2002 were held in escrow. These shares are related to the 6FigureJobs.com acquisition which management believes will not be released from escrow because management believes that the applicable revenue and profit targets were not achieved. However, pursuant to the request of the representative of the former shareholders of 6FigureJobs.com, an accounting firm was hired to review whether the revenue and profit targets were achieved. The accounting firm determined that one of the profit targets was achieved which would result in 64,725 of the 323,625 common shares held in escrow being released to the former 6FigureJobs.com shareholders. We are in the process of disputing the accounting firm's determination and believe that none of the profit or revenue targets were achieved. The shares are currently being held in escrow while our dispute is ongoing.

COMPANY SEGMENTS

      The Company has two distinct operating segments, which are the Enterprise Workforce Services and Career Transition Services segments. During fiscal 2004, in an effort to integrate our services and create brand awareness, we renamed the services that we provide. Our Enterprise Workforce Services segment, previously called Enterprise Recruiting Services, now consists of recruiting systems, recruitment services, applicant sourcing and exchange, and employee portal which were previously known as automated talent acquisition systems, recruitment research, online exchange, and employee management and retention services, respectively. In addition, during fiscal 2004, through our acquisitions, we added performance management systems services and compensation management systems services.

      The Career Transition Services segment consists of career marketing and outplacement services. Financial information about our segments and geographical areas can be found in note 21 to our consolidated financial statements.

INDUSTRY BACKGROUND

      Our market includes any organization needing to manage their human capital function from recruiting, training, evaluating, motivating and retaining their employees, to evaluating performance and compensation, and planning the outplacement of their employees. Our market includes especially, but not exclusively, companies seeking to fulfill those functions through information technology skills and expertise. We believe that several factors require companies to hire additional personnel and place an emphasis on fulfilling the human capital function and therefore increase demand for our services:

o     recovering economy in the United States;

o     increased employee turnover; and

o     the shortage of knowledge workers in North America.

      We believe that many organizations are seeking to overhaul their human resources information systems to take advantage of both new technologies and new human capital management concepts and we anticipate that spending in human capital management will continue to shift away from the client-server human resources services to Web-based and hosted services because of their lower cost and ease of implementation.

      We believe that our suite of workforce management solutions directly addresses the major challenges facing employers, mainly, time, quality and cost of hiring and retention.

STRATEGY

Our objective is to become the leading supplier of comprehensive adaptive workforce solutions in North America. Our services can be used by any size organization, and therefore we believe that our products can address the needs of the entire human capital market. We have clients who employ more than 10,000 employees using our Recruiting solutions. We are able to provide corporate outplacement, recruitment services, and performance and compensation management to companies of any size. We believe that our solutions provide a comprehensive service for corporate human resources in managing workforce turnover. Our services include:

o talent acquisition services ranging from job posting outreach to job boards;

o     hosting a corporate career site;

o automating and monitoring the recruitment process and the provision of links to external service providers, such as companies that specialize in skill testing or personality profiling;

o talent utilization services with job posting to internal company intranets;

o     evaluation of talent performance;

o     management of talent compensation;

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

      We believe we have developed a strategy that will achieve revenue growth in most economic conditions and we are focused on achieving profitability through a combination of organic revenue growth, cost management and strategic acquisitions. Key elements of our strategy for business development are as follows:

o Enhancing and widening our service portfolio. We continue to integrate our different services within our technology platform and sales and service operations, and continue to expand our services to provide a more complete workforce management process through further product development and strategic acquisitions. We believe that this will give us the ability to grow revenues with each client, acquire new clients with different requirements, and further develop revenue stability in almost any market condition.

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

o Maintaining technological leadership. We plan to remain at the forefront of Web-based human capital solutions by developing or licensing the latest available technologies taking advantage of the Internet and offering our clients a comprehensive human capital management service in a hosted environment.

      We believe that our services allow organizations of every size to significantly improve their recruiting, hiring, evaluation, compensation, retention and outplacement cycles. Our systems automate those human capital management functions and most are accessible with any standard Web browser and require no additional software or hardware deployment by clients.

PRINCIPAL SERVICES AND OPERATIONS

ENTERPRISE WORKFORCE SERVICES

      During fiscal 2004, in an effort to integrate our services and create brand awareness, we renamed the services that we provide. Our Enterprise Workforce Services segment, previously called Enterprise Recruiting Services, now consists of recruiting systems, recruitment services, applicant sourcing and exchange, and employee portal which were previously known as automated talent acquisition systems, recruitment research, online exchange, and employee management and retention systems services, respectively. In addition, during fiscal 2004, through our acquisitions, we added performance management systems services and compensation management systems services.

      In fiscal 2004, fiscal 2003, and fiscal 2002 approximately 63% and 60% and 44%, respectively, of our revenue was generated by our Enterprise Workforce Services.

Recruitment Systems

      We provide Recruitment Systems services through E-Cruiter, Icarian, JobPlanet and RezKeeper software. These applications offer automated solutions through the Internet to help companies manage their entire recruitment process including creating job requisitions, advertising job opportunities, tracking candidates, screening the applicants, making an offer, and processing the hiring information. In addition, these applications provide human resources professionals with reporting tools to prepare compliance reporting information such as Equal Employment Opportunity, as well as other reporting tools to evaluate the staffing process. The applications also allow our clients to design customized career web sites that are maintained by us and reside in our data center.

      Our different applications, E-Cruiter, E-Cruiter Lite, Icarian, JobPlanet and RezKeeper, have been integrated into a suite of services in order to offer a full recruiting solution. Each application has some special features which help complement the total suite of services. For example, E-Cruiter and E-Cruiter Lite software, provide a complete recruitment process solution for small and medium size customers for career site hosting and resume and candidate management. They further allow for the seamless posting to the major job boards while creating only one requisition. The E-Cruiter applications are integrated with our clients' Microsoft Outlook Calendar and Global Address Book for a more integrated approach to recruiting. Icarian software, which we acquired in June 2002, provides Web-enabled solutions and professional services, supporting larger clients with thousands of users, employees and job seekers. Icarian's Human Resources Management System Connectivity, Interactive Job Site and Reporting modules offer human resource professionals capabilities to integrate with human resource management systems such as payroll and benefits. JobPlanet software, an award-winning Internet software, acquired through our acquisition of PureCarbon, is designed to integrate easily with behind-the-scenes human resources and recruiting technology. JobPlanet software enables clients to build and implement an employment web site that mirrors the client's corporate brand image. JobPlanet software is integrated with the Icarian software to provide a full recruitment system solution. RezKeeper software, acquired through our acquisition of Rezlogic, allows us to provide an online recruiting suite of products and services to different markets such as staffing agencies, executive recruiters, contingent placement firms and independent recruiters.

      Through our different applications, we provide a Recruitment System to our corporate clients that require comprehensive recruiting management services. Our services include the posting of resumes as well as the following features:

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

      Our Recruiting Systems are Web-outsourced applications. The cost benefit to organizations of Web-outsourcing is that all software and hardware infrastructure is physically located at the service provider's facility, with clients only requiring standard Web browsers on their employees' workstations. Therefore, because our clients are not required to make a significant initial investment, and our services do not require additional software or hardware, our services are more economical to use and easier to implement.

      Our Recruitment Systems suite is a complete recruiting portal solution that allows companies of all sizes to manage the entire hiring process on-line. Using our applications, clients have a central, multi-functional hiring platform for all recruiting activities, including posting to their external career site, intranet career site, job boards, news groups and agency suppliers. We license our applications to our clients together with one or more concurrent user licenses. Each concurrent license enables another user within the organization to access the service. One concurrent license is sufficient for small organizations that have only a few individuals actively recruiting. More than one concurrent license provides for additional simultaneous users and permits clients to take full advantage of our multi-user functionality.

      Our Recruitment Systems allow organizations to post jobs to multiple Internet boards through a posting manager function. Clients write a job requisition only once, and the job requisition is ready to be advertised on numerous Internet job boards, newsgroups and the client's own corporate Web site. Our write-once, post-to-many capability saves time in re-writing job requisitions for specific boards and in making arrangements with numerous job boards. We currently post job requisitions to several job boards including, Hotjobs, Workopolis, Monster, Careerbuilder, JobBoom, America's Job bank and Jobviber. We continue to add new job boards to our service so that our clients can post job requisitions to national, regional and skill-specific boards that assist them in targeting and attracting the right candidates for the posted positions.

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

      Our Recruitment Systems provide for enhanced communication among candidates, hiring managers and human resources personnel. Clients can use a set of generic corporate messages to automatically respond to resumes or other applicant communications using our auto-acknowledgement tool. For example, an e-mail acknowledging receipt of a resume can be automatically sent to an applicant, an administrative function which is now automated, making corporate recruiters' job more efficient and cost effective.

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

      Our Recruitment Systems' subscription contract is typically for a one-year term with automatic renewal, one or more simultaneous user licenses, user training and set up and a menu of Internet posting services. Clients are charged a monthly subscription fee for concurrent user access licenses, career site hosting, on-line reporting and other services. We charge one-time fees for initial career site development and other set up and product education. We also provide professional consultation services on a time and materials basis. Job site posting, skills testing, personality profiling and verification services are provided on a pay-per-use basis.

      We believe that the Recruitment Systems services' pricing formula provides clients with a lower-risk avenue to access the benefits of on-line recruiting at a reasonable cost compared to client-server technology. Furthermore, since the required technology infrastructure investments are nominal by comparison, clients experience lower initial costs for full access to the comprehensive services that our applications provide. We believe that the subscription formula provides us with the opportunity to earn annuity-based returns as subscriptions are renewed. This pricing practice is consistent with similarly offered Web-based services.

Recruitment Services

      We currently provide recruitment services through our subsidiary OMNIpartners, which we acquired in July 2001. Our recruitment services are based on the outsourcing of the sourcing and screening work associated with recruiting. Our services are based on research provided to our clients on an hourly fee basis, and clients are billed once the project is completed. We believe this outsourcing formula allows clients to lower costs and gain access to specialized expertise that provides objectivity and ongoing value to the hiring process. OMNIpartners's research employees look for potential employees, interview and qualify them, and deliver all the information to the clients' human resource departments. The OMNIresearch Report, delivered after completion of the recruitment assignment, details information about each individual uncovered during the search. OMNIresearch Reports may include information about candidates' work histories, technical abilities, educational backgrounds, people skills, decision-making abilities, availability and salary expectations. The client can offer to hire any or all of the individuals presented, at any time, for no additional charge.

Applicant Sourcing and Exchange

      6FigureJobs.com, which we acquired in October 2001, is an applicant sourcing and exchange where job seeking candidates and recruiting companies can interact. We believe that 6FigureJobs.com customizes this experience to satisfy the needs of the upper-echelon management candidate and the companies looking to hire them. The site provides content appropriate for senior executives, directors and other managers, as well as containing job postings that meet their qualifications. We employ screening to create this exclusive community of job seekers. On the candidate side, each job seeker is reviewed before his or her resume is allowed to reside in the site's candidate database. On the recruiting side, all job openings must have a minimum aggregate compensation of $100,000. We generate revenue through 6FigureJobs.com on a subscription basis from employers and recruiters that access our database of job seekers and use our tools to post, track and manage job openings. We also generate revenue by charging companies that advertise on our 6FigureJobs.com website, which includes charging certain advertisers a fee based on a percentage of their sales generated through the advertisement on our website.

Employee Portal

      Xylo, which we acquired in September 2002, is a provider of a Web-based employee discount platform used by Fortune 500 and other innovative companies to offer a unique benefit to build upon employee satisfaction and efficiency. Through this hosted web site, we allow our corporate clients the ability to make available to their employees everyday savings on computers, movies, amusement park tickets, travel, entertainment, insurance, and professional services from over 220 nationally recognized providers. In addition, clients are able to integrate into our system, their existing discounts from other businesses and corporate partnerships. Other feature components include an internal Survey application and Information Center, featuring life event content and resource information. Our service is customized to match our corporate client's culture and its employees' expectations, while we maintain the web site and coordinate all the savings on the products offered through national and local deals and ticketing programs. We believe that our service enables our corporate clients to help employees balance work and life needs, increasing retention rates within their workforce. We generate revenue through Xylo on a subscription basis by charging our clients for hosting a website where their employees can access discounted products and services. We also generate revenue on the tickets purchased and sold by us to the client's employees via the hosted website. We also charge companies that advertise their products and services on the hosted website, which includes charging certain advertisers a fee based on a percentage of their sales generated through the advertisement on the hosted website.

Performance Management Systems

      Perform, which we acquired in September 2003, and Peopleview which we acquired in March 2004 as amended and effective for accounting purposes in May 2004, are providers of a Web-based performance appraisal, competency measurement and corporate compliance systems. Through our systems, our corporate clients have the ability to ensure that performance appraisals are linked to compensation based on merit, and avoid the creation of disjointed pay scales. Our clients are also able to gather employee feedback from across the entire organization, providing support to senior management's decisions regarding their corporate environment and corporate compliance to the Sarbanes-Oxley legislation. We generate revenue through Perform and Peopleview on a subscription basis by charging our clients for hosting and access to our software.

Compensation Systems

      Kadiri, which we acquired at the end of May 2004 is a provider of compensation management software. Through the software, our corporate clients have the ability to automate their compensation management functions such as monitoring salary and variable pay and the granting of stock across the company, evaluating employee's promotions and planning salary organizational changes. Starting in June 2004, we will generate revenue through Kadiri from the licenses of the software products and from services that the we will provide to our customers such as professional services, maintenance and hosting.

CAREER TRANSITION SERVICES

      Our Career Transition Services segment consists of our outplacement services. Outplacement revenues accounted for approximately 37% of total revenue for fiscal 2004 compared to 40% and 56% for fiscal 2003 and fiscal 2002, respectively. We currently provide outplacement services through our subsidiary Paula Allen Holdings, which we acquired in July 2001. Paula Allen Holdings, which does business under the name Allen And Associates, is an outplacement and employment marketing firm. Paula Allen Holdings provides professional assistance to approximately 10,000 job seekers each year in the areas of information technology, engineering, finance and marketing. Services provided to the job seeker include development and preparation of a professional resume and cover letter, industry employment research, as well as fulfillment, administrative, and clerical services. We market our outplacement services to individuals seeking employment or other career opportunities in the marketplace. Outplacement services are marketed to individuals predominantly by advertising on the Internet as well as in local newspapers throughout North America. During fiscal 2003, we developed a Corporate Outplacement program providing services to companies that are separating existing employees.

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

WORKING CAPITAL ITEMS

      The terms of our subscription sales agreements can range from one month to multiple years. Clients that agree to use our software and to have their information hosted with us in an ASP environment and companies that advertise on our Xylo and 6FigureJobs.com websites are billed on a subscription basis. For subscription sales, we generally bill our clients in advance according to the terms of the contract. In the case of annual or multiple year contracts, we bill our clients in advance monthly, quarterly or annually over the period in which the service is provided as deemed necessary when negotiating the contract. Any unearned revenue is disclosed in the balance sheet as deferred revenue and is recognized when the service is provided. Nonsubscription sales are project or assignment based and are billed when the project is completed. With the acquisition of Kadiri, starting in June 2004, we will recognize revenue on Kadiri's clients for our software products when the product has been delivered, a signed contract exits, the license fee is fixed and when we are certain that the collection is reasonably assured. In addition, we will bill Kadiri's clients for service revenues consisting of professional services provided and maintenance fees. Professional services will be billed once the project is completed, while maintenance fees will be billed and recognized per the contract over the period in which the service is provided.

      Career Transition (outplacement) Service clients are billed 50% when the assignment starts and the remaining 50% when the assignment is completed, which is generally in approximately 10 days. We believe that our billing practices are typical of companies that operate in our industry.

RESEARCH AND DEVELOPMENT

      During fiscal 2001 we internally developed our software products spending approximately $2.2 million. Beginning in fiscal 2002 we changed our strategy for obtaining new technology to acquiring companies that have already developed technology platforms that have proven successful in the market place. Research and development expense was approximately $453,247, $1,086,000 and $749,000 in fiscal 2004, fiscal 2003, and fiscal 2002, respectively. In fiscal 2004, all research and development expense was incurred in the Enterprise Workforce Services segment. This expense was mainly related to software development and enhancements.

INTELLECTUAL PROPERTY

      We rely upon a combination of copyright, trade secret and trademark laws and non-disclosure and other contractual arrangements to protect our proprietary rights. Many of the copyrights and trademarks we hold were obtained in connection with the acquisitions we made in fiscal 2004, fiscal 2003 and fiscal 2002. Currently we have eight registered trademarks in Canada, and eight in the United States. With the acquisition of Kadiri, we now have four registered trademarks in the European Union and two in Mexico. Our trademarks include Workstream, E-Cruiter, E-Cruiter Enterprise, E-Cruiting, Careerbridge, 6FigureJobs.com, RezLogic, Kadiri, Kadiri TotalComp, and Decisis. In addition, we have two service marks for OMNIpartners and OMNIresearch. We also have copyrights on some of our training manuals and internally developed software programs.

      In 1999, we changed our name from "Careerbridge" to "E-Cruiter". In 2001, we changed our name to "Workstream". We have registered the Workstream trademark in the U.S. and Canada, and such registrations expire in May 2014 and in May 2019, respectively. The U.S. trademark renews ten years at a time and the Canadian trademark renews fifteen years at a time.

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

      Our Kadiri trademarks are registered and expire as follows: United States:
Kadiri, Decisis, and Kadiri TotalComp - January 2011. These trademarks are renewable for ten years at a time. Canada: Kadiri - September 2018, and Kadiri TotalComp - June 2019. These trademarks are renewable for fifteen years at a time. European Union: Decisis - October 2006, Kadiri - December 2010, and Kadiri TotalComp - June 2011. These trademarks are renewable for ten years at a time.
Mexico: Kadiri and Kadiri TotalComp - July 2011. These trademarks are renewable for ten years at a time.

      In connection with our acquisition with Kadiri we acquired one U.S. patent issued July 31, 2001 for Automated Process Guidance System and Method Using Knowledge Management System by Kadiri Inc. In addition, we have three pending patent applications: (1) a Canadian patent application for Method for Traversing a Flowchart by Kadiri Inc, (2) a European patent application for Method for Traversing a Flowchart by Kadiri Inc, and (3) a U.S. patent application for Automated Process Guidance System and Method by Kadiri Inc.

      We believe that the proprietary rights created by these trademarks, service marks and patents are important to our business. The measures we have taken to protect our proprietary rights, however, may not be adequate to deter misappropriation of proprietary information or protect us if misappropriation occurs. Policing unauthorized use of our technologies and other intellectual property is difficult, particularly because of the global nature of the Internet. We may not be able to detect unauthorized use of our proprietary information and take appropriate steps to enforce our intellectual property rights.

      We are not aware of any patent infringement charge or any violation of other proprietary rights claim by any third party relating to us or our products. However, the computer technology market is characterized by frequent and substantial intellectual property litigation.

SALES AND MARKETING

      We market our services in both Canada and the United States to support our National Accounts Sales team as well as our local sales personnel in 11 locations in North America. We utilize the Internet, trade shows, seminars and newspapers to market our services. The Enterprise Workforce Services segment's sales cycle, with the exception of Applicant Sourcing and Exchange, is approximately four to eight weeks depending on the size of the potential client. Career Transition and Applicant Sourcing and Exchange recruiting sales cycle is relatively short and of higher volume. We have marketing personnel in Connecticut and California that supports both Enterprise Workforce and Career Transition Services. Our National Accounts sales team located in Canada supports both Canadian and United States sales personnel. Both Career Transition Services and Enterprise Workforce Services sales teams sell only within their segment. Our Career Transition Services sales team has 52 dedicated sales personnel and Enterprise Workforce Services has 23. Our Marketing group consists of 9 support personnel and professionals.

COMPETITION

      The market for HCM services is highly fragmented and competitive with thousands of companies offering products or services that compete with one or more of the services that we offer. We compete within the United States and Canada with Internet recruitment services companies, outplacement services companies and human resource service providers. We compete for a portion of employer's recruiting budgets with many types of competitors such as offline recruiting firms, offline advertising, resume processing companies and web-based recruitment companies. While we do not believe that any of our competitors offer the full suite of services that we provide, there are a number of companies that have products or services that compete with one or more of the services we provide. For instance, companies that compete with our recruiting systems services include Taleo Corporation (formerly RecruitSoft), Webhire and Kenexa. Companies such as Monster Worldwide, Execunet and Netshare have products or services that compete with our applicant sourcing and exchange services. We also compete with vendors of enterprise resource planning software, such as PeopleSoft, Oracle, SAP and Performaworks. In the area of outplacement services, we compete with companies such as McKenzie Scott and WSA Corp. Finally, companies such as LifeCare, Next Jump and SparkFly compete with our employee portal.

      We believe that the primary competitive factors affecting our market include product functionality, product performance, quality service support and implementation and the cost of delivery. We believe that our principal competitive advantages include:

o     our unique combination of services; o our technology;

o     our network of offices and personnel throughout North America;

o     our performance and reliability as an application service provider;

o     our service reputation; and

o     our experienced staff.

      Although we believe we compete favorably with respect to such factors, there can be no assurance that we can maintain our position against current and potential competitors. A number of our competitors have longer operating histories and greater financial, technology and marketing resources, as well as better name recognition than we do.

EMPLOYEES

      As of May 31, 2004, we had 199 full-time employees, consisting of 84 in sales and marketing, 40 in research and development, 18 in professional services, 39 in maintaining daily operating functions, 9 in finance/accounting and 9 in administration. Our employees are not represented by a collective bargaining organization and we have never experienced any work stoppage. We consider our relations with our employees to be good.

ITEM 2. PROPERTIES

      Our corporate headquarters and principal research and development, customer support, network operations and human resource administration are located in approximately 17,000 square feet of leased office space in Ottawa, Ontario, Canada. Our lease for this facility expires in December 2008. All segments use this facility.

      In addition, we lease approximately 11,946 square feet of office space in Maitland, Florida, which serves as the headquarters of our subsidiary, Paula Allen Holdings. Our lease for these premises expires in April 2009.

      We also lease approximately 8,427 square feet of office space in Burlingame, California, which serves as the headquarters of our subsidiary, Kadiri. Our lease for these premises expires in April 2005.

      We also lease space for sales offices in another 8 locations, primarily under one to three year leases, usually with renewal options. We believe that our facilities are adequate for our current needs.

ITEM 3. LEGAL PROCEEDINGS

      Two of the Company's wholly-owned subsidiaries, Paula Allen Holdings, doing business as Allen And Associates, and OMNIpartners, were named as defendants in a lawsuit filed by 11263 Mississippi, LLC and 14617 Vanowen LLC. Meredith and Marvin Cohen, former shareholders of OMNIpartners, were also named as defendants in the complaint as guarantors under the lease agreement. OMNIpartners has agreed to defend and indemnify Mr. and Mrs. Cohen in the lawsuit.The complaint was filed on May 16, 2003 in the Clark County District Court in Nevada. OMNIpartners leased office space from 11263 Mississippi, LLC and 14617 Vanowen LLC in Las Vegas, Nevada and then subleased certain portions of the office space to Allen And Associates and an unrelated third party, U.S. Vehicle. In this action, 11263 Mississippi, LLC and 14617 Vanowen LLC allege that OMNIpartners breached the lease agreement and sought compensation for unpaid rents, maintenance charges and other charges as well as an undetermined amount for attorneys' fees. As of May 31, 2004, the lawsuit was settled requiring OMNIpartners to pay $250,000 to 11263 Mississippi, LLC and 14617 Vanowen LLC. The Company has accrued for the full amount as of May 31, 2004.

      OMNIpartners also filed a lawsuit against U.S. Vehicle and its principals alleging a breach of its sublease agreement with OMNIpartners. This action was filed on April 18, 2002 in the Clark County District Court in Nevada. In this action, OMNIpartners seeks approximately $115,000 for unpaid rents, maintenance charges and other charges as well as an undetermined amount for attorneys' fees.

      We are currently in a lawsuit with the former shareholders of 6FigureJobs.com, a company we acquired in October 2001. Under the terms of the purchase agreement pursuant to which we acquired 6FigureJobs.com, 323,625 common shares were held in escrow to be released to the former shareholders of 6FigureJobs.com provided that certain revenue and profit targets were achieved. The Company determined that the revenue and profit targets were not achieved, but the representative of the former 6FigureJobs.com shareholders disputed that determination and filed a lawsuit against the Company with regard to the escrowed shares.

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

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

MARKET PRICE OF COMMON SHARES

      Our common shares are listed on the NASDAQ Small Cap Market under the symbol "WSTM" and on the Boston Stock Exchange under the symbol "ERM." The principal United States market for our common shares is the NASDAQ Small Cap Market. The following table sets forth, for the periods indicated, the high and low sales prices of our common shares as reported on the NASDAQ Small Cap Market. As of August 10, 2004, there were approximately 210 holders of record of our common shares.

                             PRICE OF COMMON SHARES
Period                                                      High        Low
--------------------------------------------------------------------------------
June 1, 2002 - August 31, 2002                             $4.14      $1.95
September 1, 2002 - November 30, 2002                      $3.50      $1.51
December 1, 2002 - February 28, 2003                       $1.99      $0.46
March 1, 2003 - May 31, 2003                               $1.45      $0.71
June 1, 2003 - August 31, 2003                             $2.17      $0.89
September 1, 2003 - November 30, 2003                      $1.95      $1.37
December 1, 2003 - February 29, 2004                       $2.68      $1.42
March 1, 2004 - May 31, 2004                               $3.33      $2.22

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

      An investment in our common shares by a non-Canadian that is a WTO investor (defined below) would be reviewable under the Investment Act if it were an investment to acquire direct control, through a purchase of our assets or voting interests, and the gross book value of our assets equaled or exceeded $237 million, the threshold established for 2004, as indicated in our financial statements for our fiscal year immediately preceding the implementation of the investment. In subsequent years, such threshold amount may be increased or decreased in accordance with the provisions of the Investment Act. A WTO investor is an investment by an individual or other entity that is a national of, or has the right of permanent residence in, a member of the World Trade Organization, current members of which include the European Community, Germany, Japan, Mexico, the United Kingdom and the United States, or a WTO investor-controlled entity, as defined in the Investment Act.

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

      We believe that we were not a PFIC for the fiscal years ending May 2004 and May 2003 and we believe that we will not be a PFIC for the fiscal year ending May 2005. The tests for determining PFIC status, however, are applied annually, and it is difficult to make accurate predictions of future income and assets, which are relevant to this determination. Accordingly, there can be no assurance that we will not become a PFIC. U.S. Holders who hold common shares during a period when we are a PFIC will be subject to the foregoing rules, even if we cease to be a PFIC, subject to certain exceptions for U.S. Holders who made a QEF election. U.S. Holders are strongly urged to consult their tax advisors about the PFIC rules, including the consequences to them of making a mark-to-market or QEF election with respect to common shares in the event that we qualify as a PFIC.

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

RECENT SALES OF UNREGISTERED SECURITIES

      In March 2004 and as amended and effective for accounting purposes in May 2004, we acquired certain assets of Peopleview, Inc., a Nevada corporation. As consideration for the sale, we issued Peopleview, Inc. 246,900 common shares valued at $688,851, cash of $250,000 and a warrant to purchase 50,000 of the Company's common shares at an exercise price of $3.00 per share. 50,000 of the common shares were held in escrow to be released if certain representations were met. Subsequent to May 31, 2004, the representations were met and the escrowed shares were released. The common shares were issued to one investor in reliance on the exemption from registration provided by Rule 506 promulgated under the Securities Act of 1933.

      In May 2004, the Company acquired 100% of the outstanding stock of Kadiri, Inc., a California based company. As consideration for the sale, the Company issued to the shareholders of Kadiri 4,450,000 common shares valued at approximately $12.4 million, and 950,000 common shares held in escrow to be released if certain revenue and cash generation targets are achieved during each fiscal quarter through November 20, 2005 or for any indemnification claims for breaches of representation and warranties. The common shares were issued to several investors in reliance on the exemption from registration provided by Rule 506 promulgated under the Securities Act of 1933.

ITEM 6. SELECTED FINANCIAL DATA

      The data set forth below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Consolidated Financial Statements and Notes thereto included elsewhere in this Form 10-K.

                            FISCAL YEAR ENDED MAY 31,
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                           2004        2003       2002        2001        2000
                                        --------------------------------------------------------
Statement of operations data
Revenue                                 $ 17,167    $ 17,837    $ 14,752    $ 1,992    $  1,170
Cost of revenues                           1,587       3,040       2,858      1,483       1,085
Selling and marketing                      4,362       6,058       6,649      2,416       2,430
General and administrative                 9,799       9,582       6,724        984       1,156
Research and development                     453       1,086         750      2,164       1,643
Amortization and depreciation              5,602       6,097       1,796        501         250
Impairment write-down of
      goodwill                                --       2,133       2,810         --          --
                                        --------------------------------------------------------
Operating loss                            (4,636)    (10,159)     (6,835)    (5,556)     (5,394)
Other (expense) income, net               (2,635)     (1,146)       (155)       452         346
                                        --------------------------------------------------------
Loss before income taxes                  (7,271)    (11,305)     (6,990)    (5,104)     (5,048)
Recovery of deferred income taxes
                                           1,789       1,586          29         --          --
Current income tax (expense) recovery
                                             (55)         42          --         --          --
                                        --------------------------------------------------------
Net loss for the year                   $ (5,537)   $ (9,677)   $ (6,961)   $(5,104)   $ (5,048)
                                        ========================================================

Basic and diluted net loss
     per common share                   $  (0.22)   $  (0.52)   $  (0.52)   $ (0.66)   $  (0.89)
                                        ========================================================
Weighted average number of
    common stock outstanding              25,036      18,608      13,281      7,710       5,650
                                        ========================================================

                                         MAY 31,
                                     (IN THOUSANDS)
                                          2004        2003        2002       2001        2000
                                        --------------------------------------------------------
Balance Sheet Data

Working capital (deficit)               $   (351)   $ (3,412)   $ (1,677)   $ 3,200    $  8,548
Total assets                              48,882      30,618      23,276      5,389      10,805
Long term obligations and
     redeemable preferred stock
                                           1,259       5,312       1,557        213          28
Total liabilities                         11,143      11,594       8,519      1,347       1,570
Stockholders' equity                      37,739      19,024      14,757      4,042       9,235

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

      We have two distinct operating segments, which are the Enterprise Workforce Services and Career Transition Services segments. The Enterprise Workforce Services segment consists of recruiting systems, recruitment services, applicant sourcing and exchange, employee portal, performance management systems services and compensation management systems services. The Career Transition Services segment consists of outplacement services.

      Our business changed significantly beginning in fiscal 2002. During the first six months of fiscal 2002, we completed the acquisition of Paula Allen Holdings, OMNIpartners, 6FigureJobs.com, RezLogic, ResumeXpress and Tech Engine. During the first six months of fiscal 2003 we completed the acquisition of Icarian, PureCarbon and Xylo. During fiscal 2004, we completed the acquisitions of Perform, Peopleview and Kadiri. Subsequent to the acquisitions, we have concentrated on integrating the acquired entities and expanding the reach of the existing business. These acquisitions have enabled us to increase our service offerings and revenue streams.

      Due to the substantive change these acquisitions have made to our business, this management's discussion and analysis includes comparisons of pro forma results of operations for fiscal 2004 and fiscal 2003. These pro forma results assume that the significant acquisitions (Kadiri) had been completed as at June 1, 2002 and therefore compare revenues and expenses of us and all our subsidiaries for both fiscal years.

      To monitor our results of operations and financial condition, we review key financial information including net revenues, gross profit, earnings per share, and cash flow from operations. As our businesses are integrated, we continue to seek ways to more efficiently manage and monitor our business performance. We review other key operating metrics such as sales per employee, days of sales outstanding1, liquidity ratio2, and debt to equity ratio3. In addition, we review the number of clients and revenue per client in both the Enterprise Workforce Services and Career Transition Services segments, and the number of listings in our Applicant Sourcing and Exchange business. As our business is impacted by the job market, we also review economic indicators such as the unemployment rate.

CRITICAL ACCOUNTING POLICIES

      Our most critical accounting policies relate to the assessment of goodwill impairment, impairments in intangible assets and the valuation of deferred tax assets. Management applies judgment to value these assets. Changes in assumptions used would impact our financial results.

      Goodwill is assessed for impairment on an annual basis or more frequently if circumstances warrant. We assess goodwill related to reporting units for impairment, and write down the carrying amount of goodwill as required. We estimate the fair value of each business unit by preparing a discounted cash flow model, using a 15% discount rate. The model is prepared by projecting results for five years making different assumptions for each business unit. We assumed that the economy would continue to improve in fiscal 2005, that individual business unit revenue growth rates would range from 10% to 146%, that gross profit would generally be higher than current trends, and that operating expense would be reduced. An impairment charge is recorded if the implied fair value of goodwill of a reporting unit is less than the book value of goodwill for that unit. Changes in the discount rate used, or in other assumptions in the model, would result in wide fluctuations in the value of goodwill that is supported. Any such changes may result in additional impairment write-downs.

----------
1 Days of sales outstanding represents both the age, in terms of days, of a company's accounts receivable and the average time it takes to turn the receivables into cash. It is calculated by dividing accounts receivables by daily revenue. Daily revenue is calculated by dividing revenue for a month by the number of days in that month.

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

      The table below sets forth pro forma results and the percentage difference between fiscal year 2004 and fiscal year 2003, assuming that the Kadiri acquisition was acquired at the beginning of fiscal 2003.

                                 Workstream Inc.
                   Unaudited Pro Forma Statement of Operations
                             (United States dollars)

                                           Proforma       Proforma
                                           FY 2004        FY 2003        Variance      % change
                                        -------------------------------------------------------
Revenue                                 $ 20,825,775    $ 23,135,712    $(2,309,937)     -10.0%
Cost of Revenue                            4,023,809       4,561,146       (537,337)     -11.8%
                                        -------------------------------------------
Gross Profit                              16,801,966      18,574,566     (1,772,600)      -9.5%

Selling and marketing                      8,560,200       9,295,905       (735,705)      -7.9%
General and administrative                11,879,945      11,676,515        203,430        1.7%
Research and development                   3,168,834       3,088,811         80,023        2.6%
Amortization and depreciation              7,030,569       7,683,223       (652,654)      -8.5%
Impairment write-down of goodwill                  0       2,133,242     (2,133,242)    -100.0%
                                        -------------------------------------------
                                          30,639,548      33,877,696     (3,238,148)      -9.6%
                                        -------------------------------------------
OPERATING LOSS                           (13,837,582)    (15,303,130)     1,465,548       -9.6%

Interest and other income                     84,243       2,662,378     (2,578,135)     -96.8%
Interest and other expense                (2,648,848)     (2,381,359)      (267,489)      11.2%
                                        -------------------------------------------
                                          (2,564,605)        281,019     (2,845,624)   -1012.6%

Recovery of deferred income taxes          1,789,235       1,586,232        203,003       12.8%
Current income tax (expense) recovery        (54,830)         42,128        (96,958)    -230.2%
                                        -------------------------------------------
NET LOSS FOR THE YEAR                   $(14,667,782)   $(13,393,751)   $(1,274,031)      -9.5%
                                        ===========================================
WEIGHTED AVERAGE
NUMBER OF COMMON
SHARES OUTSTANDING
DURING THE YEAR                           29,449,581      23,057,725
                                        ============================
BASIC AND DILUTED NET LOSS
PER COMMON SHARE                        $     (0.50)    $      (0.58)
                                        ============================

      Our revenues have declined on a pro forma basis for fiscal 2004 due primarily to a reduction in revenue for Kadiri as a result of deferral of revenue due to the timing of the sales completed and additional work needed to complete the project. Additionally, pro forma revenues declined as a result of the closure of the Career Transition Services' offices in the first six months of fiscal 2003, the closure of seven offices in fiscal 2004 and a change in marketing strategy. In addition, pro forma revenue declined in recruiting research and some sectors of recruiting software which we believe is due in part to the weak job market and the transition of Icarian clients from our Icarian software to our E-cruiter software, which is more economical for the client but results in greater profits as a percentage of sales for Workstream.

      Following completion of the fiscal 2002, fiscal 2003 and fiscal 2004 acquisitions, we focused on integrating the acquired entities and expanding the reach of the existing businesses. We have also made efforts to reduce costs by consolidating operations, resulting in staff reductions of redundant positions and related overhead and reducing research and development expenditures. Certain actions taken to reduce costs, such as the closure of offices and a change in our marketing strategy, have also caused reductions in revenue. We have shifted our marketing strategy from advertising in newspapers to advertising on the Internet. While this has resulted in reduced revenue due to fewer sales, we believe that it is more profitable because it is easier to manage and less costly than advertising in newspapers. In fiscal 2004, operating expenses of non-acquired operations declined $5,506,366 including an advertising expense decline of $794,616 and a decline of $2,268,515 related to the closure of offices. We believe that the impact of a full year of reduction in costs will continue to impact results in the near term for existing operations.

FISCAL 2004 COMPARED TO FISCAL 2003

REVENUES

      Consolidated revenues were $17,166,880 for fiscal 2004 compared to $17,836,990 for fiscal 2003, a decrease of $670,110 or 4%. Fiscal 2004 revenues from companies we acquired during fiscal 2004 represented $714,795 for the year ended May 31, 2004. Revenues other than from companies we acquired in fiscal 2004 declined 8% to $16,452,085 from $17,836,990 in fiscal 2003 mainly due to a decrease in Career Transition Service revenues ($682,867 lower) caused by our closure of seven office locations in fiscal 2004 and the timing of our closure of four office locations in fiscal 2003, as well as lower sales as a result of a change in marketing strategy initiated during the last six months of fiscal 2003. Enterprise Workforce Services revenues (other than those resulting from acquisitions) decreased in fiscal 2004 by $702,038 from fiscal 2003 mainly due to a decline in sales in recruitment research and some sectors of recruitment software which we believe was due in part to the weak job market and the transition of our clients from our higher priced Icarian product to our less expensive E-cruiter software. The E-cruiter software is less costly for us to maintain than the Icarian software and therefore generates higher gross profits as a percentage of sales for us.

      Career Transition Services revenues for fiscal 2004 were $6,376,829 compared to $7,059,696 for fiscal 2003, a decrease of $682,867 or 10%. The major reason for the decline in Career Transition Services revenues was due to our closure of seven office locations during fiscal 2004 and the timing of the closure of four office locations during fiscal 2003, as well as lower sales as a result of a change in marketing strategy.

      Enterprise Workforce Services revenues for fiscal 2004 were $10,790,051 compared to $10,777,294 for fiscal 2003, an increase of $12,757 or .1%. $714,795 of revenues for fiscal 2004 was contributed by the acquisitions made in fiscal 2004. This increase as a result of acquisitions was partially offset by a decline in sales in recruiting research and some sectors of recruiting software which we believe is due in part to the weak job market and the transition of Icarian clients from our Icarian software to our E-cruiter software, which is less expensive for the client but results in a greater profit as a percentage of sales for Workstream.

      Pro forma revenues for fiscal 2004 were $20,825,775 compared to $23,135,712 for fiscal 2003, a decrease of $2,309,937 or 10%. The decline in pro forma revenues is primarily due to a reduction of $1,639,827 in revenue for Kadiri due to the deferral of revenue as a result of the timing of the sales completed and additional work needed to complete the project. Additionally, pro forma revenues declined $682,867 as a result of the timing of the closure of the Career Transition Services' offices during fiscal 2003 and fiscal 2004 and a change in marketing strategy initiated during the last six months of fiscal 2003.

      During fiscal 2004, the amount of sales per employee decreased to $86,266 compared to $105,544 per employee for fiscal 2003 due to the addition of Kadiri's employees to such calculation without recognizing any revenue for Kadiri during fiscal 2004 since the acquisition took place on the last business day of our fiscal year. Sales per employee excluding Kadiri employees were $100,982, a decrease of $4,562 sales per employee. We believe that the decrease is due mainly to the timing of the closure of the offices in the Career Transition Services segment and lower revenues in the Enterprise Workforce Services segment.

      By the end of fiscal 2004, the total number of clients for our software services, consisting of our Recruitment Systems, Performance Management and Employee Portal were at the same level since May 31, 2003. At the end of fiscal 2004, the total number of clients for our Career Transition Services decreased by 5% since May 31, 2003 as a result of the timing our closure of offices mostly done during the first six months of fiscal 2004. The number of job postings in our Applicant Sourcing and Exchange business remained at approximately the same level throughout fiscal 2004.

      By the end of fiscal 2004, our revenue per client for our software services, consisting of our Recruitment Systems, Performance Management and Employee Portal Services increased 13% since May 31, 2003. We believe that the increase in revenue per client is primarily attributable to the higher revenue generating clients we obtained through the businesses we acquired during fiscal 2004. Our revenue per client for our Career Transition Services increased approximately 5% from May 31, 2003 as a result of our efforts to improve our level of service by having better qualified staff involved in the delivery of the services and by automating the production process. These revenue per client figures are calculated by dividing monthly revenue by the number of clients serviced during the month.

      We believe that our business is impacted by the job market. The unemployment rate as of May 31, 2004 was 5.6%, improving from a 6.1% for May 31, 2003 but still significantly higher than the pre-recession rate of 3.9% for December 2000. When businesses reduce the number of employees being hired, as evidenced by a higher unemployment rate, we believe that the demand for our services decreases mainly in the areas of our recruitment software and recruitment services.

COST OF REVENUES

      Cost of revenues for fiscal 2004 were $1,586,989 compared to $3,040,132 for fiscal 2003, a decrease of $1,453,143 or 48%. Cost of revenues includes the cost of network operations, client support and charges related to third-party services. Career Transition Services cost of revenues accounted for $728,178 and Enterprise Workforce Services cost of revenues accounted for $858,811 of the total cost of revenues for fiscal 2004. Cost of revenues in the Enterprise Workforce Services segment decreased $1,072,903 from fiscal 2003 as a result of the elimination of redundant operations. Cost of revenues for the Career Transition Services segment decreased $380,240 from fiscal 2003 as a result of reduction of staffing in an effort to improve productivity through automation.

      On a pro forma basis, cost of revenues decreased from $4,561,146 for fiscal 2003 to $4,023,809 for fiscal 2004, a decrease of $537,337 or 12% mainly due to Workstream's elimination of redundant operations and improved productivity. The decrease was partially offset by a $915,806 increase in the cost of revenues of Kadiri's operations as a result of hosting costs not incurred in the prior year, an increase in technical and customer support costs incurred to support a larger customer base, and higher implementation costs due to outsourcing of those services.

GROSS PROFITS

      Consolidated gross profits were $15,579,891 for fiscal 2004 or 91% of revenues compared to $14,796,858 or 83% of revenues for fiscal 2003.

      Career Transition Services gross profit was $5,648,650 or 89% of Career Transition Service revenues compared to $5,951,277 or 84% of Career Transition Services revenues for fiscal 2003. Enterprise Workforce Services gross profit was $9,931,241 or 92% of Enterprise Workforce Services for fiscal 2004 compared to $8,845,581 or approximately 82% of Enterprise Workforce Services revenues for fiscal 2003. The improvement in gross profit as a percent of revenues is due to the efforts to eliminate redundant operations and costs and to pursue more profitable business by shifting to more profitable products and changing marketing strategies resulting in sales with higher gross margins.

      Pro forma gross profits were $16,801,966 or 81% of revenues for fiscal 2004 compared to $18,574,566 or 81% of revenues for fiscal 2003. Pro forma gross profits remained at the same level as a result of Workstream's efforts to eliminate redundant operations and costs and the pursuit of more profitable business, offset by Kadiri's increased costs of revenues due to added hosting costs, a shift to higher costs incurred through the outsourcing of implementation and higher technical and customer support costs.

OPERATING EXPENSES

      Total operating expenses were $20,215,889 for fiscal 2004 compared to $24,956,020 for fiscal 2003, a decrease of $4,740,131 or 19%. Acquisitions completed in fiscal 2004 accounted for $766,235 in total operating expenses. Operating expenses for non-acquired operations were $19,449,654 for fiscal 2004, representing an approximate 22% decline compared to fiscal 2003. The primary reason for the decline in operating expenses for the operations that existed prior to the fiscal 2004 acquisitions is the consolidation of operating functions and the impairment of goodwill recorded in fiscal 2003. Goodwill impairment for non-acquired operations declined $2,133,242 from fiscal 2003 to fiscal 2004. Non-acquired operating expenses excluding goodwill declined $3,373,124, $806,512 of which was from moving our advertising from newspapers to the internet, $834,216 of which was from reducing our internal research and development expenses and the balance mainly as a result of consolidating operations. We believe that operating expenses generally continue to increase in the first three to twelve months after we complete an acquisition but that operating expenses will decrease after that as a result of the consolidation of operations. Any future acquisition will increase operating expenses from the date of acquisition, in which case we believe that pro forma results would provide a more comparable analysis.

      On a pro forma basis, operating expenses were $30,639,548 for fiscal 2004 compared to $33,877,696 for fiscal 2003, a decrease of $3,238,148 or 10%. The decline in pro forma operating expense is due mainly to the elimination of redundant costs in the operations excluding Kadiri, and the impairment of goodwill recorded in fiscal 2003. Kadiri's operating expenses increased $1,501,983 due to mainly to an increase of $959,791 in selling and marketing expenses and an increase of $713,071 in research and development.

SELLING AND MARKETING

      Selling and marketing expenses were $4,362,292 for fiscal 2004 compared to $6,057,788 for fiscal 2003, a decline of $1,695,496 or 28%. This decrease is attributed mainly to a reduction of $806,512 in advertising expense for existing operations, a reduction of $850,494 in sales and marketing employee costs for existing operations due to the consolidation of operations resulting in the hiring of fewer sales and marketing personnel as well as the transitioning of sales and marketing positions to our headquarters in Ottawa, Canada where we have replaced positions at lower salaries, and a reduction of $169,015 in sales and marketing travel and entertainment. Advertising expense was reduced by $665,280 in the Career Transition Services segment by shifting advertising from newspapers and print media to the Internet. In addition, advertising expense was reduced in the Enterprise Workforce Services segment by $141,232 due to a reduction of online advertising mainly for our Applicant Sourcing and Exchange business.

      On a pro forma basis, selling and marketing expenses were $8,560,200 for fiscal 2004 compared to $9,295,905 for fiscal 2003, a decrease of $735,705 or 8%. The decline in selling and marketing expenses was mainly due to reductions in operations other than Kadiri, in advertising, employee and travel and entertainment as explained above. This decline was partially offset by an increase of $959,791 in the Kadiri operations as a result of an increase in marketing expense in efforts to create market awareness and the promotion of new product.

GENERAL AND ADMINISTRATIVE

      General and administrative expenses were $9,798,440 for fiscal 2004 compared to $9,581,554 for fiscal 2003, an increase of $216,886 or 2%. The acquisitions made in fiscal 2004, contributed $131,129 of this increase mainly for employee costs, rent and communication expense. General and administrative expenses for existing operations increased $85,757 due principally to an increase of $1,053,288 in employee costs due to an increase in personnel at our headquarters in Ottawa, Canada, in corporate support functions, a $591,172 increase in professional fees as a result of agreements entered this year for consulting services, and an increase of $107,510 in travel and entertainment. These increases were partially offset by a decrease in expenses due to the consolidation of operations in areas such as rent expense (a decrease of $686,775), communication expense (a decrease of $185,699), computing expense (a decrease of $185,736). In addition, expenses decreased due to a reduction of $237,525, net of recoveries, as a result of better collection efforts, as well as due to credits related to the recovery and settlement of claims with vendors that arose prior to the Icarian acquisition ($131,966), and the reversal of pre-acquisition accounts payable balances of Icarian determined not to be outstanding ($202,877). We believe that general and administrative expenses will continue to increase in the first three to twelve months after we complete an acquisition but that general and administrative expenses will decrease after that as a result of our effort to eliminate redundant costs. Any future acquisitions will increase general and administrative expenses from the date of the acquisition, in which case we believe that proforma results would provide a more comparable analysis.

      On a pro forma basis, general and administrative expenses increased from $11,676,515 for fiscal 2003 to $11,879,945 for fiscal 2004, an increase of $203,430 or 2%. The increase is mainly due to additional expense of $131,129 incurred as a result of the acquisitions of Peopleview and Perform in the form of employee costs, rent and communication and an increase of $85,757 for existing operations as explained above.

RESEARCH AND DEVELOPMENT

      Research and development costs were $453,247 for fiscal 2004 and $1,086,295 for fiscal 2003, a decrease of $633,048 or 58%. $201,168 of the research and development costs incurred in fiscal 2004 was attributable to the operations that we acquired in fiscal 2004. The overall decline in research and development costs is primarily due to our strategy to acquire new technology through acquisitions. We believe that we can acquire new technology at a lower cost in the long-term and more efficiently than developing new software platforms with internal resources. We implemented this strategy in fiscal 2002. Since fiscal 2002 most of our research and development efforts have been incurred in the Enterprise Workforce Services segment.

      On a pro forma basis, research and development expenses were $3,168,834 for fiscal 2004 compared to $3,088,811 for fiscal 2003, an increase of $80,023 or 3% . This increase is mainly due to an increase of $713,071 in the Kadiri operations as a result of higher staffing and consulting costs due to release of new product in 2004. The increase was offset by lower research and development expense in operations other than Kadiri due to our strategy to acquire new technology through acquisitions.

AMORTIZATION AND DEPRECIATION EXPENSE

      Amortization and depreciation expense was $5,601,910 for fiscal 2004 compared to $6,097,141 for fiscal 2003, a decrease of $495,231 or 8%. The decrease is due to a decrease of $1,096,934 in depreciation expense due to lower computer equipment and leasehold improvement expense as a result of the disposal of certain assets in connection with the termination of a lease of certain real property formerly leased to Icarian and certain other assets becoming fully amortized. The decrease in depreciation is partially offset by an increase of $601,704 in amortization of intangibles as a result of the timing of the acquisitions completed in fiscal 2004 and fiscal 2003. Amortization and depreciation expense for the Enterprise Workforce Services Segment increased $506,415 mainly as a result of the increase in amortization due to the timing of the acquisitions completed in fiscal 2004 and fiscal 2003 partially offset by the disposal and full amortization of the assets as discussed above. In fiscal 2004, the Career Transition Services segment's amortization and depreciation expense increased by $11,182. During fiscal 2004, through the acquisitions of Perform, Peopleview and Kadiri we acquired capital assets of $624,838 and intangible assets of $5,105,311. The amortization of these acquired assets is based on the estimated useful lives of the assets as described in note 3 of our consolidated financial statements.

      On a pro forma basis, amortization and depreciation expense was $7,030,569 for fiscal 2004 compared to $7,683,223 for fiscal 2003, a decrease of $652,654 or 9%. The decline in amortization and depreciation expense on a pro forma basis was due primarily to lower computer equipment and leasehold improvement expense related to the disposal of assets and assets becoming fully amortized, partially offset by additional amortization of intangibles as a result of the timing of the acquisitions completed in fiscal 2004 and fiscal 2003.

INTEREST INCOME AND OTHER INCOME

      Interest and other income was $11,959 for fiscal 2004 compared to $47,245 for fiscal 2003, a decrease of $35,286 or 75%. The decline was due to lower average short term investment and restricted cash balances throughout fiscal 2004.

INTEREST EXPENSE AND OTHER EXPENSE

      Interest and other expense was $2,647,265 for fiscal 2004 compared to $1,193,045 for fiscal 2003, an increase of $1,454,220 or 122%. The primary reason for the increase in interest and other expense was due to a non recurring increase of $1,733,455 incurred as a result of the non-cash charge for amortization of the discount related to the conversion of $2,700,000 of our 8% Senior Subordinated Convertible Notes and the accretion of the notes to their full face value during the third quarter of 2004. This increase was partially offset by a decrease of $279,235 in interest expense due to the timing of the conversion of the 8% Senior Subordinated Convertible Notes and the payment of a certain shareholder note.

GOODWILL

      Goodwill was $28,598,706 as of May 31, 2004 compared to $17,383,437 as of May 31, 2003, an increase of $11,215,269 or 65%. $11,125,760 of the increase relates to the Kadiri acquisition completed during fiscal 2004, and $89,509 of the increase was due as a result of additional liabilities for a tax assessment and a claim with a vendor related to periods prior to the acquisitions and recorded as part of the purchase equation within twelve months after the acquisition in accordance with FASB 142.

      Management recorded during fiscal 2004 and fiscal 2003, goodwill impairment charges totaling nil and $2,133,242, respectively, related to the Icarian, Rezlogic and Tech Engine acquisitions.

FISCAL 2003 COMPARED TO FISCAL 2002

REVENUES

      Consolidated revenues were $17,836,990 for fiscal 2003 compared to $14,751,620 for fiscal 2002, an increase of $3,085,370 or 21%. Fiscal 2003 revenues from companies we acquired during fiscal 2003 represented $4,831,432 for the year ended May 31, 2003. Revenues other than from companies we acquired in fiscal 2003 declined 12% to $13,005,558 from $14,751,620 in fiscal 2002 mainly due to lower Career Transition Service revenues (15% lower from fiscal
2002) caused by our consolidation of office locations and lower Enterprise Workforce Services revenues (8% lower from fiscal 2002). We believe that Enterprise Workforce Services revenues (other than those resulting from acquisitions) decreased in fiscal 2003 as a result of the continued softness in the economy which we believe has led to fewer companies hiring additional staff.

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

      Enterprise Workforce Services revenues for fiscal 2003 were $10,777,294 compared to $6,450,374 for fiscal 2002. The increase in revenues was primarily due to the acquisition of Icarian, PureCarbon, and Xylo in fiscal 2003. This increase was partially offset by a decline in sales in recruiting research and some sectors of recruiting software which we believe is due to the weak economy.

      We believe that the acquisitions we made in fiscal 2002 and fiscal 2003 allow us to deliver a broader range of recruiting and outplacement products and services through our 11 offices across North America. Management believes that the acquisitions will have a significant impact on future revenues.

      During fiscal 2003, the amount of sales per employee increased to $105,544 compared to $64,985 per employee for fiscal 2002. We believe that this increase reflects the integration of the businesses acquired, our efforts to improve efficiencies and the elimination of redundant positions.

      By the end of fiscal 2003, the total number of clients for our software services, consisting of our Recruitment Systems Services and our Employee Portal Services, had increased by 14% since June 2002. We believe that the increase in the total number of clients is primarily attributable to the additional clients we obtained through the businesses we acquired during fiscal 2003. At the end of fiscal 2003, the total number of clients for our Career Transition Services decreased by 30% since June 2002 as a result of the closing of offices and change in marketing strategy. The number of job postings in our Applicant Sourcing and Exchange business remained at approximately the same level throughout fiscal 2003.

      By the end of fiscal 2003, our revenue per client for our software services, consisting of our Recruitment Systems Services and our Employee Portal Services, had increased by 152% since June 2002. We believe that the increase in revenue per client is primarily attributable to the higher revenue generating clients we obtained through the businesses we acquired during fiscal 2003. Our revenue per client for our Career Transition Services remained at approximately the same level throughout fiscal 2003. These revenue per client figures are calculated by dividing monthly revenue by the number of clients serviced during the month.

      We believe that our business is impacted by the job market. The unemployment rate as of May 31, 2003 was 6.1%, a level not seen since July 1994, and significantly higher than the pre-recession rate of 3.9% for December 2000. When businesses reduce the number of employees being hired, as evidenced by a higher unemployment rate, we believe that the demand for our services decreases mainly in the areas of our recruitment software and recruitment research services.

COST OF REVENUES

      Cost of revenues for fiscal 2003 were $3,040,132 compared to $2,858,294 for fiscal 2002, an increase of $181,838 or 6%. Cost of revenues includes the cost of network operations, client support and charges related to third-party services. Career Transition Services cost of revenues accounted for $1,108,418 and Enterprise Workforce Services cost of revenues accounted for $1,931,714 of the total cost of revenues for fiscal 2003. Cost of revenues in the Enterprise Workforce Services segment increased $197,319 from fiscal 2002. The acquisitions done in fiscal 2003 contributed $803,336 to this increase which was partially offset by reduced costs as a result of an effort to eliminate redundant operations. Cost of revenues for the Career Transition Services segment decreased $15,421 from fiscal 2002.

GROSS PROFITS

      Consolidated gross profits were $14,796,858 for fiscal 2003 or 83% of revenues compared to $11,893,326 or 81% for fiscal 2002.

      Career Transition Services gross profit was $5,951,277 or 84% of Career Transition Services revenues for fiscal 2003 compared to $7,177,347 or 86% of Career Transition Service revenues for fiscal 2002. In the Career Transition Services segment, although cost of revenues has been reduced, the timing of the reduction of costs in relation to the loss of revenue in the closed offices has resulted in a slight decrease in its gross profit margin. Enterprise Workforce Services gross profit was $8,845,581 or approximately 82% of Enterprise Workforce Services revenues for fiscal 2003 compared to $4,715,979 or 73% of Enterprise Workforce Service revenues for fiscal 2002. As mentioned above, the reduction in redundant costs in the Enterprise Workforce Services segment has improved gross profit margins compared to the prior year.

OPERATING EXPENSES

      Total operating expenses were $24,956,020 for fiscal 2003 compared to $18,728,105 for fiscal 2002, an increase of $6,227,915 or 33%. Acquisitions completed in fiscal 2003 accounted for $9,565,079 in total operating expenses. Operating expenses for non-acquired operations were $15,390,941 for fiscal 2003, representing an approximate 18% decline compared to fiscal 2002. The primary reason for the decline in operating expenses for the operations that existed prior to the fiscal 2003 acquisitions is the consolidation of operating functions and the impairment of goodwill recorded in fiscal 2002. Goodwill impairment for non-acquired operations declined $2,574,912 from fiscal 2002 to fiscal 2003. Non-acquired operating expenses declined $762,248, $458,450 of which was from moving our advertising from newspapers to the internet and the balance mainly as a result of consolidating operations. We believe that operating expenses generally continue to increase in the first three to twelve months after we complete an acquisition but that operating expenses will decrease after that as a result of the consolidation of operations. Any future acquisition will increase operating expenses from the date of acquisition, in which case we believe that pro forma results would provide a more comparable analysis.

SELLING AND MARKETING

      Selling and marketing expenses were $6,057,788 for fiscal 2003 compared to $6,649,057 for fiscal 2002, a decline of $591,269 or 9%. This decrease is attributed mainly to a reduction in advertising expense ($458,450) and a reduction in employee costs for existing operations ($472,552) partially offset by an increase in employee costs as a result of the acquisitions made in fiscal 2003 ($428,877). Advertising expense was reduced by $322,748 in the Career Transition Services segment by shifting advertising from newspapers and print media to the Internet. In addition, advertising expense was reduced in the Enterprise Workforce Services segment by $135,702 by implementing a more direct sales approach compared to an indirect approach used by prior management of the acquired operations and initially continued after the acquisitions.

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

RESEARCH AND DEVELOPMENT

      Research and development costs were $1,086,295 for fiscal 2003 compared to $749,392 for fiscal 2002, an increase of $336,903 or 45% mainly as a result of $678,309 of research and development costs, most of which was in the form of employee expenses incurred by Icarian, PureCarbon and Xylo during the first six to twelve months after we acquired them. As the acquired companies are integrated into our operations, we expect to reduce their research and development costs by reducing or eliminating those positions or activities dedicated to research and development. During fiscal 2003, research and development costs of our existing operations declined by $341,406 or 46%, as a result of our strategy to acquire technology through acquisitions. We believe that we can acquire new technology at a lower cost in the long-term and more efficiently than developing new software platforms with internal resources. We implemented this strategy in fiscal 2002. Since fiscal 2002 most of our research and development efforts have been incurred in the Enterprise Workforce Services segment.

AMORTIZATION AND DEPRECIATION EXPENSE

      Amortization and depreciation expense was $6,097,141 for fiscal 2003 compared to $1,795,445 for fiscal 2002, an increase of $4,301,696 or 240%. The majority of the increase ($4,322,272) is due to the amortization of acquired intangible assets arising from acquisitions. Amortization and depreciation expense for the Enterprise Workforce Services Segment increased $4,280,922 mainly as a result of the Icarian ($3,059,958), PureCarbon ($398,019) and Xylo ($517,865) acquisitions. In fiscal 2003, the Career Transition Services segment's amortization and depreciation expense increased by $20,774. During fiscal 2003, through the acquisitions of Icarian, PureCarbon and Xylo, we acquired capital assets of $11,780,298 and intangible assets of $10,533,542. The amortization of these acquired assets is based on the estimated useful lives of the assets as described in note 3 of our consolidated financial statements.

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

GOODWILL

      Goodwill was $17,383,437 as of May 31, 2003 compared to $12,738,172 as of May 31, 2002, an increase of $4,645,265 or 36%. The increase in goodwill relates to the acquisitions completed during fiscal 2003 and includes additions during the year for shares released from escrow to the former owners of Paula Allen Holdings. The acquisition agreement with Paula Allen Holdings provided that the 500,000 common shares remaining in escrow were to be released to the former owners of Paula Allen Holdings upon Workstream achieving certain consolidated revenue and profit targets for the year ending December 31, 2002 or at any other time in the discretion of our board of directors. In March 2003, our board of directors exercised its discretion and approved the release of the final 500,000 shares from escrow. Although Workstream's profits on a consolidated basis did not exceed the profit targets in the acquisition agreement, our board of directors determined to release the shares from escrow based upon, among other things, the consolidated revenue targets being achieved, the unexpected effects that September 11, 2001 had on Workstream's business and ambiguities contained in the acquisition agreement regarding the inclusion of additional operating expenses incurred from subsequent acquisitions for purposes of computing profit. Michael Mullarkey, our Chairman and a former shareholder of Paula Allen Holdings, did not participate in the board discussions and did not vote on the decision to release the shares from escrow due to his conflict of interest. Prior to our acquisition of Paula Allen Holdings, Mr. Mullarkey served as an officer and director of Paula Allen Holdings but was not a shareholder, officer, director or employee of Workstream. As an officer, director and shareholder of Paula Allen Holdings, Mr. Mullarkey participated on behalf of Paula Allen Holdings in the negotiation and structuring of our acquisition of Paula Allen Holdings.

      Management recorded during fiscal 2003 and fiscal 2002, goodwill impairment charges totaling $2,133,242 related to the Icarian, Rezlogic and Tech Engine acquisitions, and $2,810,000 related to the Paula Allen Holdings and OMNIpartners acquisitions, respectively.

LIQUIDITY AND CAPITAL RESOURCES

      At May 31, 2004, we had $7,399,919 in cash and cash equivalents, restricted cash and short-term investments and a working capital deficit of $350,879. Throughout fiscal 2004, we have made a significant investment in acquiring new service lines, specifically the Kadiri acquisition, which has reduced working capital. During fiscal 2004, as a result of acquiring Kadiri, Peopleview and Perform, we assumed current liabilities which exceeded acquired current assets by $923,874, as of the respective dates of acquisition.

      At May 31, 2004, $2,760,259 of short-term investment balances were restricted from use because they were collateral for various borrowing or leasing arrangements. Merchant banks have required us to place reserve deposits on our merchant accounts due to the high volume of credit card usage by our clients. These reserve deposits serve as guarantees to the Merchant banks for chargebacks that may be issued to our clients that request a cancellation of our services and that previously paid for our services with a credit card. As of May 31, 2004, approximately $199,786 was held as guarantees by such banks. These deposits are reviewed quarterly and may be returned to us or increased based on the activity surrounding chargebacks and credit card usage. We expect the level of chargebacks and credit card usage to remain consistent with levels experienced in the past. Therefore, we believe that our reserve deposits will not change significantly and will not impact our liquidity in a material way. Additional deposits of $2,560,473 are restricted by three banks as security for an outstanding term loan, a line of credit and letters of guarantee provided to three landlords for facility leases. Since these restricted cash balances are held as guarantees of the borrowings and leases mentioned above, as any of the borrowings or the leases change, the restricted cash balance guaranteeing them will change accordingly. The line of credit will increase or decrease according to our working capital needs, and therefore the restricted cash guaranteeing the line of credit will change accordingly. We expect to reduce the principal amount of the term loan on a monthly basis according to the loan agreement, and as we do so, the restricted cash balance guaranteeing the loan will decrease. We also expect that as we make lease payments, the restricted cash guaranteeing the leases will decrease on an annual basis according to the lease agreements.

      For fiscal 2004, cash provided by operations totaled $73,220, consisting primarily of non-cash expenses such as amortization ($5,572,366), non-cash interest ($2,318,444), non-cash payment to consultants ($542,590), and non-cash settlement of Mr. Mullarkey compensation ($100,000) offset mainly by the net loss for the year of $5,536,899, the non-cash recovery of deferred income taxes of $1,758,049 and cash used for working capital of $1,164,772. Our acquisitions made from July 2001 until May 2004, have reduced our working capital. Prior to the acquisitions, the majority of these companies experienced losses generating working capital deficits. As we have integrated them and consolidated costs, we expect to generate operating cash flow, therefore reducing our working capital deficit. However, any future acquisitions that result in our acquiring working capital deficiencies will contribute to increasing our working capital deficit.

      Net cash used for investing activities during fiscal 2004 was $2,366,928. Investing outflows consisted mainly of an increase in our restricted cash of $1,485,665 as a result of increased drawings under our line of credit, cash paid for acquisitions, net of cash acquired, of $416,385, purchase of short term investments of $242,780 and acquisition of capital assets of $228,408.

      Net cash provided by financing activities was $6,533,924 for fiscal 2004. During fiscal 2004, we received $7,550,000 in cash from individuals and institutional investors in connection with our sales of common shares and warrants to purchase common shares. In addition, we received $698,545 in cash from institutional investors as a result of their exercise of warrants to purchase our common stock. As a result of drawing on our credit line, we received proceeds of $2,666,784. Financing outflows consisted primarily of the repayments of shareholder notes of $2,332,273, repayments of the line of credit of $1,178,604, costs related to the registration and issuance of the common stock of $670,775, capital lease payments of $87,430, and payment of $120,000 related to a lease settlement.

      We have had operating losses since our inception, and during fiscal 2004 we continued to have operating losses as a result of non-cash charges such as amortization and depreciation, and non-cash interest expense related to our 8% Senior Subordinated Convertible Notes. However, management believes that our operations will generate operating cash flow in the future as a result of the elimination of redundant costs in the businesses we acquired in fiscal 2002, fiscal 2003 and fiscal 2004, the consolidation of ongoing operations, and improved efficiencies in the delivery of our services

      During the third quarter of 2004, we satisfied the entire outstanding amounts owed under our 8% Senior Subordinated Convertible Notes as well as the entire amount owed under the term loan provided to us by Michael Mullarkey, our Chairman, President and Chief Executive Officer. In January 2004, we entered into an agreement with the holders of our convertible notes whereby they agreed to convert the remaining outstanding balance of $1,762,500 of the convertible notes into a total of 1,174,999 common shares at a conversion price of $1.50 per common share (see Note 15: Convertible Notes). In addition, during the third quarter of 2004, we repaid the entire outstanding principal and interest on the term loan provided to us by Michael Mullarkey in an amount equal to $1,339,407 (see Note 12: Related Party Transactions).

      In January 2003, Mr. Mullarkey had agreed to provide us with a $1,200,000 credit facility bearing interest at 8% per annum. With respect to each draw against the credit facility, we were required to make monthly interest only payments during the first 24 months from the draw date and thereafter monthly interest and principal payments over a three year period. In March 2004, Mr. Mullarkey and Workstream agreed to terminate Mr. Mullarkey's commitment to provide this credit facility as a result of our improved working capital condition. As of the date of termination, we had never drawn down on the line of credit Mr. Mullarkey agreed to provide.

      In May 2003, Mr. Mullarkey also agreed to defer until after June 1, 2004, a total of $797,880 in compensation earned as of May 31, 2003, as well as any additional compensation earned thereafter, with interest accruing on the balance at a rate of 8% per annum. The repayment date under the agreement was automatically extended each month after June 1, 2004 for an additional month, which resulted in the amounts continuing to remain due and outstanding for greater than 365 days. In February 2004, we agreed to pay to Mr. Mullarkey $149,468 of his deferred compensation, of which $49,468 was withheld for taxes. The remaining $100,000 was not paid to Mr. Mullarkey in the form of a cash payment but was applied as payment in full for Mr. Mullarkey's exercise of options to purchase 100,000 common shares at an exercise price of $1.00 per share. As of February 29, 2004, Mr. Mullarkey's total deferred compensation was $783,867. In April 2004, Mr. Mullarkey and Workstream agreed to terminate his deferred compensation agreement and we paid the entire outstanding balance of $800,533.81 representing his deferred compensation as of March 31, 2004 as well as interest of $56,841.84 accrued through that date. As a result, we do not owe Mr. Mullarkey any additional deferred compensation and any compensation earned in the future by Mr. Mullarkey will be paid in accordance with the terms of his employment agreement.

      Subsequent to the end of fiscal 2004, the Company raised $10 million in a private placement with William Blair & Company and its affiliates and Crestview Capital. As consideration of the private placement, the Company issued 4,444,439 of its common shares (See note 24).

      We believe that our financial strength was improved at the end of this fiscal 2004 as a result of the funds we raised through the sale of $6.6 million of our common shares in December 2003, the conversion of our 8% Senior Subordinated Notes into common shares and the repayment of our term loan and deferred compensation to Michael Mullarkey. We believe that our liquidity ratio, which improved from .5X as of May 31, 2003 to 1.0X as of May 31, 2004, and our debt to equity ratio, which improved from .61 as of May 31, 2003 to .30 as of May 31, 2004, reflect our increased financial strength. We have also accomplished efficiencies in the area of receivables management as indicated by our improved Days of Sales Outstanding. Our Days of Sales Outstanding for May 31, 2004 was 28.9, however, this figure is distorted by the inclusion of Kadiri's accounts receivable at the end of May 2004, while not reflecting any revenue for Kadiri in Workstream's financial statements during fiscal 2004 due to the fact that the Kadiri acquisition took place on the last business day of our fiscal year. Excluding the Kadiri acquisition, our Days of Sales Outstanding was 15.2 as of May 31, 2004 compared to 21.6 as of May 31, 2003.

      Management believes the proceeds from the sale of $6.6 million and $10 million of our common shares in December 2003 and July 2004, respectively, the closure of offices and reduction of costs made in fiscal 2002, fiscal 2003 and fiscal 2004, along with further consolidation of cost centers and elimination of redundant costs will result in continued improvement of our working capital and positive generation of cash flows from operations which, together with current cash reserves, will be sufficient to meet our working capital and capital expenditure requirements through at least May 31, 2005.

      At May 31, 2004 maturities of debt outstanding, capital leases, operating leases and contractual obligations are as follows:

                                           Year Ended May 31,
                       2005       2006       2007       2008      2009        Total
                   -------------------------------------------------------------------
Debt               $  199,704   $176,592   $ 26,892   $     --   $     --   $  403,188
Capital leases         66,805     27,194         --         --         --       93,999
Operating leases    1,404,242    605,453    506,411    550,200    394,386    3,460,692
                   -------------------------------------------------------------------
Total              $1,670,751   $809,239   $533,303   $550,200   $394,386   $3,957,879
                   ====================================================================

ACQUISITIONS

      As part of our overall strategy, we have pursued growth through the acquisition of other companies offering services similar or complementary to ours. Through the acquisition of those companies we have expanded our service offerings enabling us to grow our revenue and to position ourselves for future profitability by consolidating operations and improving efficiencies.

      On May 28, 2004, we acquired via merger 100% of the outstanding shares of Kadiri Inc. ("Kadiri"), a California based company. As consideration for the sale, we issued to the shareholders of Kadiri 4,450,000 of our common shares valued at approximately $12.4 million. Kadiri is a provider of Enterprise Compensation Management solutions which enable companies to plan and manage compensation, performance evaluation and monitor the granting of rewards. Kadiri had revenues of approximately $3.8 million and it recorded a net loss of approximately $7.2 million for the twelve months ended December 31, 2003. We recorded approximately $3.6 million in intangible assets and $11.1 million in goodwill from the acquisition. Pursuant to the acquisition agreement with Kadiri, an additional 950,000 of our common shares may be released from escrow, if certain revenue and cash generation targets are met during each fiscal quarter through November 30, 2005 or for any indemnification claims for breaches of representation and warranties. The release from escrow of any additional common shares will result in additional goodwill being recorded.

      On March 17, 2004 and as amended and effective for accounting purposes on May 27, 2004, the Company acquired certain assets of Peopleview, Inc. ("Peopleview"), a Nevada corporation. As consideration for the sale, the Company issued Peopleview 246,900 of its common shares valued at $688,851 and cash in an amount equal to $250,000. 50,000 of the common shares were held in escrow subject to certain representations being met. Subsequent to May 31, 2004, the representations were met and the escrow shares were released. We recorded approximately $0.9 million in intangible assets related to the acquisition. Peopleview designs, develops and markets software that help companies evaluate employee skills, competency and performance. In addition, Peopleview offers software that enables companies to survey their employees regarding the company's environment and assess Sarbanes-Oxley Corporate compliance.

      On September 11, 2003, the Company acquired certain assets of Perform, Inc. ("Perform"), a Delaware corporation, in connection with Perform's voluntary petition for relief under Chapter 11 of the United States Bankruptcy Code. As consideration for the sale, the Company issued Perform 189,873 of its common shares valued at $300,000 and cash in an amount equal to $450,000. In addition, the Company advanced $72,000 to Perform to fund its operations prior to the finalization of the asset purchase agreement with Perform. We recorded approximately $0.7 million in intangible assets related to the acquisition. Perform designs, develops and markets Human Resource Information Systems and Performance Management Information Systems for mid-size and Global 2000 companies.

      In the past we have generally acquired companies and businesses through the issuance of our common shares. We anticipate that we will continue to finance future acquisitions in whole or in part by issuing our common shares. However, to the extent that we use cash to fund acquisitions, the amount of funds available to satisfy our working capital needs will be reduced.

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

      Since our inception, we have incurred losses which have been substantial in relation to our operations. As of May 31, 2004, we had an accumulated deficit of $37,499,343. We reported a net loss of $5,536,899 for the year ended May 31, 2004 ("fiscal 2004") and a net loss of $9,676,602 for the year ended May 31, 2003 ("fiscal 2003"). Revenues for fiscal 2004 were $17,166,880. We acquired twelve companies during fiscal 2004, fiscal 2003 and for the year ended May 31, 2002 ("fiscal 2002"), seven of which reported in the aggregate net losses of approximately $42.4 million in their immediately preceding fiscal years. Our ability to reduce our losses will be adversely affected if we continue to acquire companies reporting losses, if revenue grows slower than we anticipate or if operating expenses exceed our expectations. Even if we do achieve profitability, we may not sustain or increase profitability on a quarterly or annual basis. Failure to achieve or maintain profitability would materially adversely affect the market price of our common shares. We expect our operating expenses to continue to grow as we expand our operations.

WE MAY ENCOUNTER DIFFICULTIES WITH ACQUISITIONS, WHICH COULD HARM OUR BUSINESS.

      During fiscal 2004, fiscal 2003 and fiscal 2002, we made several acquisitions of other companies and businesses, as part of our efforts to expand our operations and we may continue to make acquisitions of complementary companies, products and businesses. The risks we may encounter in acquisitions include:

o difficulty and expense of assimilating the operations and personnel of acquired businesses;

o difficulty integrating the acquired technologies or products with our current products and technologies;

o potential exposure to product liability or intellectual property liability associated with the sale of the acquired company's products;

o     diversion of management time and attention and other resources;

o     loss of key employees and customers as a result of changes in management;

o difficulty and expense of managing an increased number of employees over large geographic distances;

o our due diligence processes may fail to identify significant issues with product quality, product architecture, and legal and financial contingencies, among other things;

o     potential exposure to unknown liabilities of acquired companies;

o     the incurrence of amortization expenses;

o possible future goodwill impairment if the financial results and subsequent forecasted financial results are lower than those estimated at the time of the acquisition; and

o     possible dilution to our shareholders.

      In the past, we have acquired financially distressed businesses which had lost customers prior to our acquisition of them due in part to their financial instability. While we are generally successful in retaining the remaining customers of these businesses after we acquire them, we may be unable to recover customers already lost by these financially distressed businesses. We have also frequently used our common shares to pay the purchase price for acquisitions. Our common shares may not remain at a price at which they can be used for acquisitions without further diluting our existing shareholders, and potential acquisition candidates may not view our stock attractively. We may not be successful in overcoming these risks or any other problems encountered in connection with any acquisitions. These difficulties may increase our expenses, and our ability to achieve profitability may be adversely affected.

MICHAEL MULLARKEY, OUR CHAIRMAN, CHIEF EXECUTIVE OFFICER AND PRESIDENT, MAY HAVE INTERESTS THAT ARE DIFFERENT THAN OTHER SHAREHOLDERS AND MAY INFLUENCE CERTAIN ACTIONS.

      As of May 31, 2004, Michael Mullarkey, our Chairman, Chief Executive Officer and President, was our largest shareholder, beneficially owning approximately 12% of our outstanding common shares. Mr. Mullarkey's interests as our largest shareholder may conflict with his fiduciary duties as an officer and director. Mr. Mullarkey's interests as our largest shareholder may influence how Mr. Mullarkey votes on certain matters that require shareholder approval. As our largest shareholder, Mr. Mullarkey may influence the outcome of various actions that require shareholder approval including the election of our directors, delaying or preventing a transaction in which shareholders might receive a premium over the prevailing market price for their shares and preventing changes in control or management.

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

WE MAY NOT BE ABLE TO GROW OUR CLIENT BASE AND REVENUE BECAUSE OF COMPETITION WE FACE.

      Our future success will depend to a large extent on our ability to grow and maintain our client base and revenue. This requires that we offer services that are superior to the services being offered by the competition that we face and that we price our services competitively. The market for human capital management, or HCM, services is highly fragmented and competitive, with thousands of companies offering products or services that compete with one or more of the services that we offer. We compete for a portion of employers' recruiting budgets with many types of competitors, as employers typically utilize a variety of sources for recruiting, including:

o     traditional offline recruiting firms;

o     traditional offline advertising, such as print media;

o     resume processing companies;

o     Web-based recruitment companies;

o     Internet job posting companies; and

o     client-server-based software services.

      In addition, many employers are developing or may develop their own software to satisfy their recruitment needs. We also compete with traditional offline and Web-based outplacement service companies and human resource, or HR, service providers. While we do not believe that any of our competitors offer the full suite of services that we provide, there are a number of companies that have products or services that compete with one or more of the services we provide. For instance, companies that compete with our Recruitment Systems services include Taleo Corporation (formerly RecruitSoft), Webhire and Kenexa. Companies such as Monster Worldwide, Execunet and Netshare have products or services that compete with our Applicant Sourcing and Exchange services. We also compete with vendors of enterprise resource planning software, such as PeopleSoft, Oracle, SAP and Performaworks. In the area of outplacement services, we compete with companies such as McKenzie Scott and WSA Corp. Finally, companies such as LifeCare, Next Jump and SparkFly compete with our Employee Portal Services.

      We expect competition to increase and intensify in the future, with increased price competition developing for our services. A number of our current and potential competitors have longer operating histories and greater financial, technical and marketing resources and name recognition than we do, which could give them a competitive advantage. Our competitors may develop products or services that are equal or superior to ours or that achieve greater market acceptance than ours. It is also possible that new competitors may emerge and rapidly acquire significant market share. As a result, we may not be able to expand or maintain our market share and our ability to penetrate new markets may be adversely affected.

IF WE EXPERIENCE CLIENT ATTRITION, OUR OPERATING RESULTS WILL BE ADVERSELY AFFECTED.

      Our Recruitment Systems, Applicant Sourcing and Exchange, Performance Management and Employee Portal Services clients generally enter into subscription agreements for terms of one year or less. These clients represented 42% and 40% of our revenue for fiscal 2004 and fiscal 2003, respectively. We have no assurance that these clients will maintain a long-term relationship with us. If these clients fail to renew their subscriptions with us, our business, revenues, operating results and financial condition will be adversely affected. Since we have only been offering our services for a limited period of time, we do not know what rate of client attrition to expect. To the extent we experience significant client attrition, we must attract additional clients to maintain revenue.

WE MAY NOT BE ABLE TO STRENGTHEN AND MAINTAIN AWARENESS OF OUR BRAND NAME.

      We believe that our success will depend to a large extent on our ability to successfully develop, strengthen and maintain the recognition and reputation of our Workstream brand name. In order to strengthen and maintain our Workstream brand recognition and reputation, we invest and will need to continue to invest substantial resources in our marketing efforts and maintain high standards for actual and perceived quality, usefulness, reliability, security and ease of use of our services. If we fail to successfully promote and maintain our Workstream brand name, particularly after incurring significant expenses in promoting our Workstream brand name, or encounter legal obstacles which prevent our continued use of our Workstream brand name, our business, operating results and financial condition could be materially adversely affected and the market price of our common shares could decline. Moreover, even if we continue to provide quality service to our clients, factors outside of our control, including actions by organizations that are mistaken for us and factors generally affecting our industry, could affect our Workstream brand and the perceived quality of our services.

OUR FAILURE TO ENTER INTO STRATEGIC RELATIONSHIPS WITH THIRD PARTIES MAY HARM OUR BUSINESS.

      If we are unable to enter into or maintain certain strategic relationships, our business will suffer. These relationships generally include those with job posting boards and other on-line recruitment services such as Monster.com and Yahoo!hotjobs pursuant to which our clients can post their job openings on such boards. These relationships allow us to expand the services that we provide our clients without our having to spend significant capital resources developing or acquiring such services. Because many of these third parties compete with each other, the existence of a relationship with any particular third party may limit or preclude us from entering into a relationship with that third party's competitors. In addition, some of the third parties with which we seek to enter into relationships may view us as a competitor and refuse to do business with us. Any loss of an existing relationship or failure to establish new relationships may adversely affect our ability to improve our services, offer an attractive service in the new markets that we enter, or expand the distribution of our services.

WE MAY NOT BE ABLE TO CONTINUE TO EXPAND OUR BUSINESS IN THE UNITED STATES
MARKET.

      Until the fiscal year ended May 31, 2001, we marketed our services primarily in Canada. Since that time, we completed several acquisitions of businesses in the United States. Through these acquisitions we endeavored to enhance our business by penetrating the United States market. During fiscal 2002, 2003 and 2004, 83%, 87% and 88% of our revenues, respectively, were generated in the United States. Our success and ability to grow our business will depend to a significant degree on our ability to market our services successfully in the United States. We expect to continue to expand our operations through acquisitions of U.S.-based companies. If we are unable to maintain or expand our U.S. operations, we may suffer increasing losses and the loss of our investment, in whole or in part, in our acquisitions. This could materially adversely affect our business, operating results and financial condition.

BECAUSE WE HAVE INTERNATIONAL OPERATIONS, WE MAY FACE SPECIAL ECONOMIC AND REGULATORY CHALLENGES THAT WE MAY NOT BE ABLE TO MEET.

      Beginning in fiscal 2002, we completed several acquisitions of businesses in the United States and began marketing our services outside of Canada. We expect to continue to expand our U.S. and Canadian operations through acquisitions and to spend significant financial and managerial resources to do so. We have limited experience in international operations and may not be able to compete successfully in international markets. Our international operations are subject to certain risks, including:

o     changes in regulatory requirements, tariffs and trade barriers;

o     changes in diplomatic and trade relationships;

o     potentially adverse tax consequences;

o     the impact of recessions in economies outside of Canada;

o the burden of complying with a variety of foreign laws and regulations, and any unexpected changes therein;

o     political or economic constraints on international trade or instability;
      and

o     fluctuations in currency exchange rates.

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

OUR BUSINESS COULD SUFFER IF FINANCING IS NOT AVAILABLE WHEN REQUIRED OR IS NOT AVAILABLE ON ACCEPTABLE TERMS.

      Our future capital requirements depend on a number of factors, including our ability to generate positive cash flow, cash required by future acquisitions, anticipated capital expenditures, the development of new services or technologies and our projected operations. We believe that we have sufficient credit facilities, cash flow from operations and cash reserves, which, together with further cost reductions, will permit us to meet our working capital requirements and capital expenditure requirements through at least May 31, 2005. However, it is possible that we may need to raise additional funds sooner than expected in order to fund expansion, develop new, and enhance existing, services or acquire complementary businesses or technologies or if our revenues are less or our expenses are greater than we expect. Our ability to obtain financing depends on a number of factors, including our ability to generate positive cash flow from operations, the amount of our cash reserves, the amount and terms of our existing debt arrangements, the availability of sufficient collateral and the prospects of our business. If financing is not available when required or is not available on acceptable terms, we may not be able to:

o     keep up with technological advances;

o     pursue acquisition opportunities;

o     develop product enhancements;

o     make capital expenditures;

o     respond to business opportunities;

o     address competitive pressures or adverse industry developments; or

o     withstand economic or business downturns.

FUTURE FINANCINGS MAY BE ON TERMS ADVERSE TO YOUR INTERESTS.

      In the past we have issued and, in the future we may issue, equity or convertible debt securities to raise additional funds. From May 31, 2003 to May 31, 2004 we have issued common shares and securities that are convertible into common shares amounting to a total of 14,970,706 common shares, including 2,424,999 common shares that were issued upon conversion of our 8% Senior Subordinated Convertible Notes that were originally sold in April and May 2002, resulting in a 70% increase in the number of outstanding common shares (assuming the conversion of the convertible securities). If we issue additional securities, our existing shareholders may be further diluted and holders of those new securities may have dividend, liquidation, voting and other rights senior to those of the holders of our common shares.

THE POWER OF OUR BOARD OF DIRECTORS TO DESIGNATE AND ISSUE SHARES OF STOCK COULD HAVE AN ADVERSE EFFECT ON HOLDERS OF OUR COMMON SHARES.

      We are authorized to issue an unlimited number of common shares, which may be issued by our board of directors for such consideration as they may consider sufficient without seeking shareholder approval. The issuance of additional common shares in the future will reduce the proportionate ownership and voting power of current shareholders. Our Articles of Incorporation also authorize us to issue an unlimited number of Class A Preferred Shares, the rights and preferences of which may be designated by our board of directors without shareholder approval. The designation and issuance of Class A Preferred Shares in the future could create additional securities that would have dividend, liquidation and voting preferences prior in right to the outstanding common shares. These provisions could also impede a change of control.

IF WE ARE CHARACTERIZED AS A PASSIVE FOREIGN INVESTMENT COMPANY, OUR U.S. SHAREHOLDERS MAY SUFFER ADVERSE TAX CONSEQUENCES.

      We believe that we were not a passive foreign investment company for U.S. federal income tax purposes for fiscal years 2002, 2003 and 2004. Generally, we may be characterized as a passive foreign investment company for U.S. federal income tax purposes if for any taxable year 75% of our gross income is passive income, or at least 50% of our assets are held for the production of, or produce, passive income. This characterization could result in adverse U.S. tax consequences to our shareholders. These consequences may include having gains realized on the sale of our common shares treated as ordinary income, rather than capital gain income, and having potentially punitive interest charges apply to the proceeds of share sales. U.S. shareholders should consult with their own U.S. tax advisors with respect to the U.S. tax consequences of investing in our common shares.

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

      Recently, the Canadian Federal Government enacted privacy legislation which requires us to appoint an individual responsible for the administration of personal information, to implement policies and practices to protect personal information, to provide access to information and to deal with complaints. We must obtain individual consents for each collection, use or retention of personal information. We recently implemented procedures to comply with this new privacy legislation. The privacy legislation increases our cost of doing business due to the administrative burden of these laws, restricts our activities in light of the consent requirement and potentially subjects us to monetary liability for breach of these laws.

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

WE MAY EXPERIENCE REDUCED REVENUE, LOSS OF CLIENTS AND HARM TO OUR REPUTATION AND BRAND NAME IN THE EVENT OF SYSTEM FAILURES.

      We may experience reduced revenue, loss of clients and harm to our reputation and brand name in the event of unexpected network interruptions caused by system failures. Our servers and software must be able to accommodate a high volume of traffic. If we are unable to add additional software and hardware to accommodate increased demand, we could experience unanticipated system disruptions and slower response times. Our systems are vulnerable to damage or interruption from earthquakes, floods, fires, power loss, telecommunication failures, terrorist attacks, computer viruses and similar events. Some of our systems are not fully redundant, and our disaster recovery planning is not sufficient for all eventualities. We have experienced delays in providing our customers access to their data in the past, and we believe these system interruptions will continue to occur from time to time in the future. Any catastrophic failure at our network operations center could prevent us from serving our clients for a number of days, or possibly weeks, and any failure of our Internet service provider may adversely affect our network's performance. Most of our system interruptions are due to heavy Internet traffic and minor equipment failures which generally result in our customers being unable to access their data for a few seconds or several minutes. However, in September 2003, our Internet service provider suffered a failure which resulted in our customers being unable to access our network and their data for a period of 25 hours. Our clients may become dissatisfied by any system failure that interrupts our ability to provide our services to them or results in slower response times. Our subscription agreements generally provide that our customers will be able to access their data during certain guaranteed times. If we fail to meet the service levels specified under our subscription agreements as a result of repeated outages, the customer can terminate its agreement with us. Our business interruption insurance may not adequately compensate us for any losses that may occur due to any failures in our system or interruptions in our services.

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

OUR BUSINESS MAY BE ADVERSELY AFFECTED IF INTERNET SERVICE PROVIDERS FAIL TO PROVIDE SATISFACTORY SERVICE TO OUR CLIENTS TO ENABLE THEM TO USE OUR SERVICES AND ACCESS JOB SEEKER CANDIDATES ON-LINE.

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

FAILURE OF THE INTERNET INFRASTRUCTURE TO SUPPORT CURRENT AND FUTURE USER ACTIVITY MAY ADVERSELY AFFECT OUR BUSINESS.

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

WE MAY NOT EXPAND AND UPGRADE OUR SYSTEMS AND HARDWARE IN A TIMELY MANNER IN ORDER TO ACCOMMODATE GROWTH IN OUR BUSINESS, WHICH COULD ADVERSELY AFFECT OUR BUSINESS.

      We must expand and upgrade our systems and network hardware in order to accommodate growth in our business. We may not plan any such expansion and upgrades in a timely manner to satisfy actual growth in our business. If we do not expand and upgrade our systems and network hardware in a timely manner to accommodate any growth in our business, our business, financial condition and operating results could be adversely affected.

SHARES ELIGIBLE FOR FUTURE SALE BY OUR SHAREHOLDERS COULD DEPRESS THE MARKET PRICE FOR OUR COMMON SHARES.

      We have filed a registration statement with the Securities and Exchange Commission seeking to register the resale by certain holders of 10,211,625 of our common shares which are either outstanding or are issuable upon the exercise of warrants. If the registration statement is declared effective by the Securities and Exchange Commission an additional 10,211,625 common shares out of a total of 43,057,784 common shares outstanding (assuming that all of the warrants covered by the registration statement are exercised) which would not otherwise be immediately resaleable may be resold in the public market without restriction at any time. We cannot predict the effect, if any, that the resale of these additional securities or the availability of these additional securities for resale will have on the market prices of our common shares prevailing from time to time, but it could depress the market price for our common shares.

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

WE MAY BECOME SUBJECT TO THE SEC'S PENNY STOCK RULES, WHICH MAY DECREASE THE LIQUIDITY OF OUR COMMON SHARES AND NEGATIVELY IMPACT THE ABILITY OF PURCHASERS OF OUR COMMON SHARES TO SELL OUR COMMON SHARES IN THE SECONDARY MARKET.

      SEC regulations generally define a penny stock as an equity security that has a market price of less than $5.00 per share, subject to certain exceptions. We are not currently subject to the penny stock rules because our common shares qualify for two separate exceptions to the SEC's penny stock rules. The first exception from the penny stock rules for which we qualify is an exception for companies that have an equity security that is quoted on the NASDAQ Stock Market. Since our common shares are traded on the NASDAQ Small Cap Market, we are not subject to the penny stock rules. The second exception from the penny stock rules for which we qualify is an exception for companies that have an average revenue of at least $6,000,000 for the last three years. Our revenue for fiscal 2004, fiscal 2003, and fiscal 2002 was $17,166,880, $17,836,990, and
$14,751,620, respectively, resulting in an average revenue of $16,585,163. If our common shares are delisted or removed from the NASDAQ Small Cap Market and if we fail to meet the average revenue exception to the penny stock rules, our common shares may become subject to the penny stock rules, which impose additional sales practice requirements on broker-dealers who sell our common shares. For transactions covered by these rules, the broker-dealer must make a special suitability determination for the purchaser of such securities and have received the purchaser's written agreement to the transaction prior to purchase. In addition, unless an exception is available, the regulations require the delivery, prior to any transaction involving a penny stock, of a disclosure schedule explaining the penny stock market and the risks associated with it. If our common shares were considered penny stock, the ability of broker-dealers to sell our common shares and the ability of our shareholders to sell their securities in the secondary market would be limited. As a result, the market liquidity for our common shares would be severely and adversely affected. We cannot assure you that trading in our securities will not be subject to these or other regulations in the future which would negatively affect the market for our common shares.

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

THE USE OF PERFORMANCE-BASED PAYMENT PROVISIONS IN OUR ACQUISITIONS MAY RESULT IN COSTLY LEGAL PROCEEDINGS.

      We often require that a portion of the total purchase price in our acquisitions be contingent upon the acquired company's achievement of certain performance-based milestones. We believe that the use of contingent performance-based payment provisions more closely matches the price we pay with the value we receive. However, the use of these provisions has resulted and may continue to result in disputes over whether the performance-based milestones have been achieved. Resolving these disputes could result in costly legal proceedings and divert management attention. We are currently in a lawsuit with the former shareholders of 6FigureJobs.com, Inc., a company we acquired in October 2001. Under the terms of the purchase agreement pursuant to which we acquired 6FigureJobs.com, 323,625 common shares were held in escrow to be released to the former shareholders of 6FigureJobs.com provided that certain revenue and profit targets were achieved. The Company determined that the revenue and profit targets were not achieved, but the representative of the former 6FigureJobs.com shareholders disputed that determination and filed a lawsuit against the Company with regard to the escrowed shares. Although the Company continues to believe that such revenue and profit targets were not met, we can not be certain that we will prevail in this dispute and that the escrowed common shares will not be released. This suit has cost us approximately $134,000 to date.

WE DEPEND ON OUR KEY EMPLOYEES TO MANAGE OUR BUSINESS EFFECTIVELY, AND IF WE ARE UNABLE TO RETAIN OUR KEY EMPLOYEES, OUR BUSINESS MAY BE ADVERSELY AFFECTED.

Our success depends on the efforts, abilities and expertise of our senior management and other key employees, including in particular, Michael Mullarkey, our President and Chief Executive Officer, and David Polansky, our Chief Financial Officer. There can be no assurance that we will be able to retain our key employees. In 2003, Andrew Hinchliff, our Senior Vice President North American Sales, Arthur Halloran, our President and Chief Operating Officer, and Paul Haggard, our Chief Financial Officer, resigned from their respective positions with us. Mr. Halloran, however, continues to serve as a member of our board of directors. While we have hired new or appointed existing employees to fulfill the duties previously performed by Messrs. Hinchliff, Halloran and Haggard, if any of our key employees leave before suitable replacements are found, there could be an adverse effect on our business. There can be no assurance that suitable replacements could be hired without incurring substantial additional costs, or at all.

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

      We have established a CDN $3,000,000 line of credit with the Bank of Montreal which bears interest at the bank's prime rate plus 1%. We have drawn CDN $2,688,924 on this facility as of May 31, 2004. We can draw an additional CDN $311,076 before additional collateral would be required. We also have a term loan with the bank in the amount of CDN $116,665 as of May 31, 2004. The term loan bears interest at the bank's prime rate plus 2%. Additionally, we have a letter of credit issued in May 2002 as collateral on leased facilities in the amount of CDN $400,000 that will renew annually. We pay an annual fee of 1.2% on these letters of credit.

      The majority of our interest rates are variable, and therefore we have exposure to risks associated with interest rate fluctuations. However, management believes that the exposure is limited as the majority of the exposure is related to the CDN $ 3,000,000 line of credit, which is fully collateralized with our restricted cash and therefore can be liquidated immediately if faced with a rising interest rate environment.

      The impact on net interest income of a 100 basis point adverse change in interest rates for the fiscal year ended May 31, 2004 would have been less than $46,000.

FOREIGN CURRENCY RISK

      We have monetary assets and liabilities denominated in Canadian Dollars. As a result, fluctuations in the exchange rate of the Canadian dollar against the U.S. dollar will impact our reported net asset position. A 10% change in foreign exchange rates would result in a change in our reported net asset position of approximately $259,000.

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

      The consolidated financial statements have been audited by PricewaterhouseCoopers LLP, the independent auditors, in accordance with the standards of the Public Company Accounting Oversight Board (United States) on behalf of the shareholders. The Auditors' Report outlines the nature of the examination and their opinion on the consolidated financial statements of the Company. The independent auditors have full and unrestricted access to the Audit Committee.

(Signed) Michael Mullarkey, CEO                     (Signed) David Polansky, CFO

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

TO THE SHAREHOLDERS OF WORKSTREAM INC.

      We have audited the consolidated balance sheets of Workstream Inc. as at May 31, 2004 and 2003, and the consolidated statements of operations, comprehensive loss, shareholders' equity and cash flows for each of the three years in the period ending May 31, 2004. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

      We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform an audit to obtain reasonable assurance whether the financial statements are free of material misstatement. An audit includes examining on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

      In our opinion, these consolidated financial statements present fairly, in all material respects, the financial position of the Company as at May 31, 2004 and 2003, and the results of its operations and its cash flows for each of the three years in the period ending May 31, 2004, in accordance with generally accepted accounting principles in the United States.

PricewaterhouseCoopers LLP

Chartered Accountants
Ottawa, Canada
July 23, 2004

                                WORKSTREAM, INC.
                           CONSOLIDATED BALANCE SHEETS
                             (UNITED STATES DOLLARS)

                                                        MAY 31, 2004   MAY 31, 2003
                                                       ----------------------------
ASSETS
CURRENT ASSETS
   Cash and cash equivalents                           $  4,338,466    $    255,173
   Restricted cash                                        2,760,259       1,307,439
   Short-term investments                                   301,194          38,419
  Accounts receivable, net of allowance for doubtful      1,379,610         933,889
     accounts of $21,509  (May 31, 2003 - $55,828)
  Prepaid expenses                                          606,370         133,551
  Other assets                                              147,009         201,877
                                                       ----------------------------
                                                          9,532,908       2,870,348
CAPITAL ASSETS                                            1,429,143       1,138,276
OTHER ASSETS                                                 79,073         143,500
ACQUIRED INTANGIBLE ASSETS                                9,242,617       9,082,926
GOODWILL                                                 28,598,706      17,383,437
                                                       ----------------------------
                                                       $ 48,882,447    $ 30,618,487
                                                       ============================

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
   Accounts payable                                    $  1,332,036    $  1,909,896
   Accrued liabilities                                    2,969,248       1,093,133
   Accrued exit costs                                            --         117,702
   Line of credit                                         1,972,218         593,452
   Accrued compensation                                   1,241,441         443,144
   Current portion of capital lease obligations              54,003          97,882
   Current portion of leasehold inducements                  49,533              --
   Current portion of convertible notes                          --         449,071
   Current portion of long-term obligations                  29,335          31,662
   Current portion of related party obligations             170,369         178,623
   Deferred revenue                                       2,065,604       1,367,362
                                                       ----------------------------
                                                          9,883,787       6,281,927
DEFERRED INCOME TAX LIABILITY                               839,265       2,607,981
CAPITAL LEASE OBLIGATIONS                                    31,530          73,316
LEASEHOLD INDUCEMENTS                                       185,200         142,274
LONG-TERM OBLIGATIONS                                        56,226          85,243
RELATED PARTY OBLIGATIONS                                   147,257       2,403,407
                                                       ----------------------------
                                                         11,143,265      11,594,148
COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY
CAPITAL STOCK
   Issued and outstanding, no par value - 33,574,883
        common shares (May 31, 2003 - 19,951,570)        72,705,603      47,158,583
   Additional paid-in capital                             3,605,224       4,721,516
   Accumulated other comprehensive loss                  (1,072,302)       (893,316)
   Accumulated deficit                                  (37,499,343)    (31,962,444)
                                                       ----------------------------
                                                         37,739,182      19,024,339
                                                       ----------------------------
                                                       $ 48,882,447    $ 30,618,487
                                                       ============================

                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                                 WORKSTREAM INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                             (UNITED STATES DOLLARS)

                                                        YEARS ENDED MAY 31,
                                             2004            2003            2002
                                        --------------------------------------------
REVENUE                                 $ 17,166,880    $ 17,836,990    $ 14,751,620
COST OF REVENUES                           1,586,989       3,040,132       2,858,294
                                        --------------------------------------------
GROSS PROFIT                              15,579,891      14,796,858      11,893,326
                                        --------------------------------------------

EXPENSES
Selling and marketing                      4,362,292       6,057,788       6,649,057
General and administrative                 9,798,440       9,581,554       6,724,211
Research and development                     453,247       1,086,295         749,392
Amortization and depreciation              5,601,910       6,097,141       1,795,445
Impairment write-down of goodwill                 --       2,133,242       2,810,000
                                        --------------------------------------------

                                          20,215,889      24,956,020      18,728,105
                                        --------------------------------------------
OPERATING LOSS                            (4,635,998)    (10,159,162)     (6,834,779)
                                        --------------------------------------------

OTHER INCOME AND (EXPENSES)

Interest and other income                     11,959          47,245         146,061
Interest and other expense                (2,647,265)     (1,193,045)       (300,983)
                                                ---------------------------------------
                                          (2,635,306)     (1,145,800)       (154,922)
                                        --------------------------------------------

LOSS BEFORE INCOME TAX                    (7,271,304)    (11,304,962)     (6,989,701)
Recovery of deferred income taxes          1,789,235       1,586,232          28,396
Current income tax (expense) recovery        (54,830)         42,128              --
                                        --------------------------------------------

NET LOSS FOR THE YEAR                   $ (5,536,899)   $ (9,676,602)   $ (6,961,305)
                                        ============================================

WEIGHTED AVERAGE NUMBER OF
     COMMON SHARES OUTSTANDING
     DURING THE YEAR                      25,036,056      18,607,725      13,281,374
                                        ============================================

BASIC AND DILUTED NET LOSS
     PER COMMON SHARE                   $      (0.22)   $      (0.52)   $      (0.52)
                                        ============================================

                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                                 WORKSTREAM INC.
                  CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
                             (UNITED STATES DOLLARS)

                                                                      YEARS ENDED MAY 31,
                                                                2004           2003           2002
                                                            -----------------------------------------
Net loss for the year                                       $(5,536,899)   $(9,676,602)   $(6,961,305)
Other comprehensive loss:
   Cumulative translation adjustment (net of tax of $nil)      (178,986)        (7,355)      (346,043)
                                                            -----------------------------------------

Comprehensive loss for the year                             $(5,715,885)   $(9,683,957)   $(7,307,348)
                                                            =========================================

                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                                 WORKSTREAM INC.
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                             (UNITED STATES DOLLARS)

                                                                    Accumulated
                                               Common Stock          Additional                         Other            Total
                                       --------------------------     Paid-In        Accumulated    Comprehensive     Shareholders'
                                           Shares        Amount       Capital         Deficit            Loss            Equity
                                       ----------------------------------------------------------------------------------------
Balance at May 31, 2001                 7,712,262      17,789,892      2,116,620     (15,324,537)      (539,918)      4,042,057
Issuance of shares for acquisitions     7,220,810      15,500,533             --              --             --      15,500,533
Share repurchases                        (100,000)       (200,000)            --              --             --        (200,000)
Issuance of shares through
     exercise of stock options             11,833          19,269             --              --             --          19,269
Issuance of shares for services             7,000          26,040             --              --             --          26,040
Issuance of options to employees               --              --        162,500              --             --         162,500
Beneficial conversion feature
     related to convertible notes,
     net of issue costs                        --              --      1,584,078              --             --       1,584,078
Detachable warrants issued with
     convertible notes, net of
     issue costs                          929,689              --             --         929,689
Net loss for the year                          --              --             --      (6,961,305)            --      (6,961,305)
Cumulative translation adjustment              --              --             --              --       (346,043)       (346,043)
                                       ----------------------------------------------------------------------------------------
Balance at May 31, 2002                14,851,905      33,135,734      4,792,887     (22,285,842)      (885,961)     14,756,818
Issuance of shares for acquisitions     3,765,627      12,618,640             --              --             --      12,618,640
Issuance of shares through
     exercise of stock options             46,173          53,535             --              --             --          53,535
Issuance of shares through
     exercise of stock warrants            35,674          35,674        (35,674)             --             --               0
Finance costs associated with the
     issuance of convertible notes       (123,697)             --             --        (123,697)
Issuance of shares for exit costs         275,000         253,000             --              --             --         253,000
Conversion of convertible note            210,525         200,000             --              --             --         200,000
Issuance of shares held in escrow         500,000         750,000             --              --             --         750,000
Issuance of shares and warrants           266,666         112,000         88,000              --             --         200,000
Net loss for the year                          --              --             --      (9,676,602)            --      (9,676,602)
Cumulative translation adjustment              --              --             --              --         (7,355)         (7,355)
                                       ----------------------------------------------------------------------------------------
Balance at May 31, 2003                19,951,570    $ 47,158,583    $ 4,721,516    $(31,962,444)   $  (893,316)   $ 19,024,339
Issuance of shares and warrants,
     net of issue costs                 5,454,168       6,055,639        823,584              --             --       6,879,223
Issuance of shares and
   warrants for acquisitions            4,836,773      13,404,351         46,500              --             --      13,450,851
Issuance of shares and warrants
    for services                          332,000         542,590         73,500              --             --         616,090
Issuance of shares through
   exercise of stock options              136,665         139,997             --              --             --         139,997
Issuance of shares through
    exercise of warrants                  465,697       1,174,343       (475,798)             --             --         698,545
Conversion of convertible note          2,424,999       4,284,078     (1,584,078)             --             --       2,700,000
Share repurchases                         (26,989)        (53,978)            --              --             --         (53,978)
Net loss for the year                          --              --             --      (5,536,899)            --      (5,536,899)
Cumulative translation adjustment              --              --             --              --       (178,986)       (178,986)
                                       ----------------------------------------------------------------------------------------
Balance at May 31, 2004                33,574,883    $ 72,705,603    $ 3,605,224    $(37,499,343)   $(1,072,302)   $ 37,739,182
                                       ========================================================================================

                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                                 WORKSTREAM INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (UNITED STATES DOLLARS)

                                                                          YEARS ENDED MAY 31,
                                                                    2004         2003          2002
                                                                -----------------------------------------
CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES
Net loss for the year                                           $(5,536,899)   $(9,676,602)   $(6,961,305)
Adjustments to reconcile net loss to net cash used in
        operating activities:
Amortization and depreciation                                     5,572,366      6,080,763      1,766,995
Non-cash interest on convertible notes and notes payable          2,318,444        720,486         33,364
Shares issued to service providers                                       --             --         26,040
Impairment write-down of goodwill                                        --      2,133,242      2,810,000
Write-off of deferred charges                                            --             --         17,993
Recovery of deferred income taxes                                (1,758,049)    (1,586,232)      (109,000)
Non-cash compensation expense                                            --             --        312,500
Gain on sale of capital assets                                         (460)        97,993             --
Non-cash payment to consultants                                     542,590
Non-cash settlement of employee compensation                        100,000             --             --
Net change in operating components of working capital
    excluding acquisitions                                      (1,164,,772)      (602,839)       263,371
                                                                -----------------------------------------
                                                                     73,220     (2,833,189)    (1,840,042)
                                                                -----------------------------------------
CASH PROVIDED BY (USED FOR) INVESTING ACTIVITIES
Acquisition of capital assets                                      (228,408)       (56,708)      (204,297)
Cash acquired in /(paid for) business acquisitions
        (net of acquired  cash of $355,637-May 31, 2004)           (416,385)     1,914,884     (1,824,272)
Sale of capital assets                                                6,310         14,950             --
Acquisition of intangible assets                                         --             --        (68,810)
(Increase)/decrease in restricted cash                           (1,485,665)       761,170     (1,957,090)
Sale (purchase) of short-term investments                          (242,780)       239,595      3,173,756
                                                                -----------------------------------------
                                                                 (2,366,928)     2,873,891       (880,713)
                                                                -----------------------------------------
CASH PROVIDED BY (USED FOR) FINANCING ACTIVITIES
Proceeds from share and warrants issuance                         8,248,545        200,000             --
Cost related to the registration and issuance of common stock      (670,775)
Costs related to issuance of convertible promissory notes                --       (123,697)      (288,000)
Proceeds from issuance of convertible notes                              --             --      2,900,000
Capital lease payments                                              (87,430)      (297,282)            --
Proceeds from exercise of options                                    39,997         53,534         19,269
Shareholder loan proceeds                                                --        500,000        750,000
Shareholder loan repayment                                       (2,332,273)      (391,600)      (428,092)
Repayment of bank debt                                           (1,178,604)    (1,323,335)    (1,693,712)
Proceeds from bank financing                                      2,666,784        482,087      3,058,434
Repayment related to lease settlement                              (120,000)      (100,000)            --
Long-term debt repayments                                           (32,320)       (23,839)       (61,156)
                                                                -----------------------------------------
                                                                  6,533,924     (1,024,132)     4,256,743
                                                                -----------------------------------------

EFFECT OF EXCHANGE RATE CHANGES                                    (156,923)       (59,053)      (303,815)
                                                                -----------------------------------------
INCREASE (DECREASE) IN CASH AND
     CASH EQUIVALENTS FOR THE YEAR                                4,083,293     (1,042,483)     1,232,173
CASH AND CASH EQUIVALENTS, BEGINNING OF
    THE YEAR                                                        255,173      1,297,656         65,483
                                                                -----------------------------------------
CASH AND CASH EQUIVALENTS, END OF
     THE YEAR                                                   $ 4,338,466    $   255,173    $ 1,297,656
                                                                =========================================

                 The accompanying notes are an integral part of
                         these consolidated statements.

                                 WORKSTREAM INC.
                CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                             (UNITED STATES DOLLARS)

                                             YEARS ENDED MAY 31,
                                          2004       2003       2002
                                       -------------------------------
SUPPLEMENTAL CASH FLOW INFORMATION
Interest paid                          $  367,893   $340,605   $97,796
Conversion of notes to common shares   $2,700,000   $200,000        --
Taxes paid                             $      633         --        --
Non cash lease settlement              $       --   $631,654        --

                 The accompanying notes are an integral part of
                         these consolidated statements.

                                 WORKSTREAM INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1: NATURE OF OPERATIONS

      Workstream Inc. ("Workstream" or the "Company"), formerly E-Cruiter.com, is a provider of services and Web-based software for Human Capital Management ("HCM"). HCM is the process by which companies recruit, train, evaluate, motivate and retain their employees. Workstream offers software and services that address the needs of companies to more effectively manage their human capital management function. Workstream's software provides a range of solutions for their needs, including creating and managing job requisitions, advertising job opportunities, tracking candidates, screening applicants, searching resumes, operating customized career web sites, processing hiring information, creating internal and external reports to evaluate the staffing process, evaluating and managing employee's job performance, managing corporate compliance and offering benefits that promote employee retention. Workstream also provide services through a web-site where job-seeking senior executives can search job databases and post their resumes, and companies and recruiters can post position openings and search for qualified senior executive candidates. In addition, Workstream offers recruitment research and outplacement services.

NOTE 2: BASIS OF PRESENTATION

      The consolidated financial statements included herein have been prepared by Workstream in accordance with United States generally accepted accounting principles. All amounts presented in these financials statements are presented in United States dollars unless otherwise noted. Prior to September 1, 2001, the Company prepared its financial statements in accordance with Canadian generally accepted accounting principles and presented its financial statements in Canadian dollars. The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. The earnings of the subsidiaries are included from the date of acquisition. At May 31, 2004, the Company's subsidiaries are Workstream USA Inc., 3451615 Canada Inc., Paula Allen Holdings, Inc., OMNIpartners, Inc. RezLogic, Inc., 6FigureJobs.com, Inc., Icarian Inc., Xylo, Inc, and Kadiri, Inc.

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

Capital Assets

      Capital assets are recorded at cost. Amortization is based on the estimated useful life of the asset and is recorded as follows:

Furniture and fixtures...........................       5 years straight line
Office equipment.................................       5 years straight line
Computers and software...........................       3 years straight line
Leasehold improvements...........................       Term of lease

      Capital assets are tested for impairment when evidence of a decline in value exists and are adjusted to estimated fair value if the asset is impaired. The carrying values are reviewed for impairment whenever events or changes in events indicate that the carrying amounts of such assets may not be recoverable. The determination of any impairment includes a comparison of estimated undiscounted future cash flows anticipated to be generated during the remaining life of the asset to the net carrying value of the asset. The amount of any impairment recognized is the difference between the carrying value and the fair value.

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

Revenue Recognition

      The Company recognizes revenue when all of the following criteria are met: persuasive evidence of an agreement exists, the services have been provided, the price is fixed and determinable and collection is reasonably assured. Consequently, revenue is generally recognized as services are performed, which is in accordance with SAB 104.

      The Company's Enterprise Workforce Services revenue consists of Recruitment Systems Services, Recruitment Services, Applicant Sourcing and Exchange Services, Performance Management Services and Employee Portal Services.

      The Company makes sales to Recruitment Systems Services and Performance Management Systems Services' clients based on contracts typically for a one-year term with automatic renewal. Clients are charged a monthly subscription fee for concurrent user access licenses, career site hosting, on-line reporting and other services. Revenue is recognized ratably over the contract period. For Recruitment Services, the Company bills its clients based on a per-hour fee and recognizes the revenue once the project is completed. For Applicant Sourcing and Exchange Services and Employee Portal Services, the Company bills based on subscription basis and recognizes the revenue ratably over the term of the subscription. The Company also bills its clients for product sales through some of its websites. The Company recognizes the related revenue when the product has been shipped.

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

Goodwill and Acquired Intangible Assets

      Goodwill represents the excess of the costs over the estimated fair value of the net assets of businesses acquired. During 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 141, "Business Combinations". This standard is effective for all business combinations initiated after June 30, 2001, and requires that the purchase method of accounting be used for all business combinations initiated after that date. The Company has applied SFAS No. 141 to each of its acquisitions completed during fiscal 2002, fiscal 2003 and fiscal 2004.

      During 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets". This standard is effective for fiscal years beginning after December 15, 2001. The Company adopted SFAS No. 142 on June 1, 2001, the start of fiscal 2002. Under SFAS No. 142, goodwill, including goodwill recorded in past business combinations, and intangible assets deemed to have indefinite lives are no longer amortized, but are subject to annual impairment tests in accordance with the new guidelines. Other intangible assets continue to be amortized over their useful lives.

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

NOTE 4: RESTRICTED CASH AND SHORT-TERM INVESTMENTS

      The following is a summary of the Company's restricted cash and short-term investments as at May 31, 2004 and May 31, 2003:

                                                              MAY 31,
                                                       2004              2003
                                                   -----------------------------

Restricted cash ..........................         $2,760,259         $1,307,439
Short-term investments ...................         $  301,194         $   38,419

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

NOTE 5: ALLOWANCE FOR DOUBTFUL ACCOUNTS

                                            YEARS ENDED MAY 31,
                                          2004            2003
                                        --------------------------
Balance at beginning of year            $ 55,828         $  98,188
Charged to costs and expenses             55,966           186,581
Write-offs                               (90,285)         (228,941)
                                        --------------------------
Balance at end of year                  $ 21,509         $  55,828
                                        ==========================

NOTE 6: ACQUISITION TRANSACTIONS

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

      The consolidated financial statements presented herein include the results of operations of Perform from September 12, 2003.

      Management prepared a valuation of the net tangible and intangible assets acquired.

      The purchase price has been allocated as follows:

Share consideration                                                   $ 300,000
Cash consideration                                                      522,000
Acquisition costs                                                        69,423
                                                                      ---------
Total purchase costs                                                  $ 891,423
                                                                      =========

Current assets                                                        $   4,919
Tangible long-term assets                                               232,362
Current liabilities                                                      (2,950)
Intangible assets:
    Acquired technology                                                 657,092
                                                                      ---------
Total net identifiable assets                                         $ 891,423
                                                                      =========

Acquisition of Peopleview, Inc.

      On March 17, 2004 and as amended and effective for accounting purposes on May 27, 2004, the Company acquired certain assets of Peopleview, Inc. ("Peopleview"), a Nevada corporation. As consideration for the sale, the Company issued Peopleview 246,900 common shares valued at $688,851 and cash in an amount equal to $250,000. Peopleview designs, develops and markets software that helps companies evaluate employee skills and competency and employee's performance. In addition, Peopleview offers software that enables companies to survey their employees regarding the company's environment and assess Sarbanes-Oxley Corporate compliance.

      Management prepared a valuation of the net tangible and intangible assets acquired.

      The purchase price has been allocated as follows:

Share consideration                                                 $   688,851
Cash consideration                                                      250,000
Warrants                                                                 46,500
Acquisition costs                                                        40,000
                                                                    -----------
Total purchase costs                                                $ 1,025,351
                                                                    ===========

Current assets                                                      $   194,432
Tangible long-term assets                                                 8,700
Current liabilities                                                     (39,000)
Intangible assets:
      Acquired technology                                               861,219
                                                                    -----------
Total net identifiable assets                                       $ 1,025,351
                                                                    ===========

Acquisition of Kadiri

      On May 28, 2004, the Company acquired 100% of the outstanding stock of Kadiri, Inc., a California based company. As consideration for the purchase, the Company issued to the shareholders of Kadiri 4,450,000 common shares valued at approximately $12.4 million. Kadiri is a provider of Enterprise Compensation Management solutions which enable companies to plan and manage compensation, performance evaluation and granting of rewards.

      Management obtained an independent valuation of intangible assets acquired and prepared a valuation of net tangible assets acquired. The excess of the purchase price over the value of the net tangible and identifiable intangible assets acquired has been allocated to goodwill.

      The goodwill resulting from the transaction has been allocated to the Enterprise Workforce Services business segment.

      The purchase price has been allocated as follows:

Share consideration                                                $ 12,415,500
Acquisition costs                                                       705,000
                                                                   ------------
Total purchase costs                                               $ 13,120,500
                                                                   ============

Current assets                                                     $  1,382,715
Tangible long-term assets                                               383,777
Other assets                                                                877
Current liabilities                                                  (2,463,990)
Long-term liabilities assumed                                          (895,639)
Deferred tax asset                                                    1,434,800
Intangible assets:
      Customer base                                                     653,000
      Intellectual property                                             220,000
      Acquired technology                                             2,714,000
Deferred income tax liability                                        (1,434,800)
Goodwill                                                             11,125,760
                                                                   ------------
Total net identifiable assets                                      $ 13,120,500
                                                                   ============

Contingent consideration

      As of May 31, 2004, a total of 1,323,625 common shares were held in escrow relating to acquisitions as further described below. This total consists of 323,625 common shares relating to the Company's acquisition of 6FigureJobs.com, 50,000 common shares relating to the Company's acquisition of Peopleview, and 950,000 common shares relating to the Company's acquisition of Kadiri. Management believes that the common shares related to the 6FigureJobs.com acquisition will not be released from escrow and issued to the former shareholders of 6FigureJobs.com.

      Pursuant to the purchase agreement with 6FiguresJobs.com, 323,625 common shares were to be released from escrow to the former shareholders of 6FigureJobs.com provided that certain revenue and profit targets for the twelve month period ending September 30, 2002 were achieved. The Company determined that the revenue and profit targets were not achieved, but the representative of the former 6FigureJobs.com shareholders disputed that determination and filed a lawsuit against the Company with regard to the escrowed shares. Management continues to believe that the targets were not met and that the shares currently held in escrow will be cancelled.

      Pursuant to the purchase agreement with Peopleview, 50,000 of the common shares were held in escrow to be released to the former shareholders of Peopleview, if certain representations were met. Subsequent to May 31, 2004, the representations were met and the shares were released from escrow.

      Pursuant to the purchase agreement with Kadiri, 950,000 additional common shares are to be released from escrow if certain revenue and cash generation targets are achieved during each fiscal quarter through November 30, 2005 or for any indemnification claims for breaches of representation and warranties.

UNAUDITED PRO FORMA FINANCIAL INFORMATION

      The following unaudited pro forma financial information gives effect to the significant acquisitions made by Workstream as if the transactions occurred at the beginning of the year ended May 31, 2003.

                                 Workstream Inc.
                   Unaudited Pro Forma Statement of Operations
                             (United States dollars)

                                                Proforma       Proforma
                                                FY 2004        FY 2003
                                              ----------------------------
Revenue                                       $ 20,825,775    $ 23,135,712
Cost of Revenue                                  4,023,809       4,561,146
                                              ----------------------------
Gross Profit                                    16,801,966      18,574,566

Selling and marketing                            8,560,200       9,295,905
General and administrative                      11,879,945      11,676,515
Research and development                         3,168,834       3,088,811
Amortization and depreciation                    7,030,569       7,683,223
Impairment write-down of goodwill                        0       2,133,242
                                              ----------------------------
                                                30,639,548      33,877,696
                                              ----------------------------
OPERATING LOSS                                 (13,837,582)    (15,303,130)

Interest and other income                           84,243       2,662,378
Interest and other expense                      (2,648,848)     (2,381,359)
                                              ----------------------------
                                                (2,564,605)        281,019

Recovery of deferred income taxes                1,789,235       1,586,232
Current income tax (expense) recovery              (54,830)         42,128
                                              ----------------------------
NET LOSS FOR THE YEAR                         $(14,667,782)   $(13,393,751)
                                              ============================
WEIGHTED AVERAGE
   NUMBER OF COMMON
   SHARES OUTSTANDING
   DURING THE YEAR                              29,449,581      23,057,725
                                              ============================
BASIC AND DILUTED NET LOSS
   PER COMMON SHARE                           $      (0.50)   $      (0.58)
                                              ============================

NOTE 7: CAPITAL ASSETS

Property and equipment consists of the following:

                                      May 31, 2004                  May 31, 2003
                                --------------------------    -------------------------
                                Accumulated                   Accumulated
                                   Cost       Amortization       Cost      Amortization
                                --------------------------    -------------------------
Furniture, equipment
   and leaseholds               $ 1,393,844    $   695,967    $1,388,873     $  710,603
Office equipment                    293,814        226,992       241,659        194,597
Computers and software            4,049,582      3,385,138     3,461,678      3,048,734
                                --------------------------    -------------------------
                                  5,737,240      4,308,097     5,092,210      3,953,934
                                --------------------------    -------------------------
Less accumulated amortization    (4,308,097)                  (3,953,934)
                                -----------                   ----------
Net capital assets              $ 1,429,143                   $1,138,276
                                ===========                   ==========

      As of May 31, 2004 capital assets include net assets under capital lease of $13,938 (2003 - $27,410) net of accumulated amortization of $121,161 (2003 -
$216,664).

NOTE 8: ACQUIRED INTANGIBLE ASSETS

Depreciable intangible assets consists of the following:

                                                             MAY 31,
                                                        2004           2003
                                                    ---------------------------
Customer base                                       $  4,186,182   $  3,559,543
Acquired technologies                                 14,513,943     10,281,632
Trademarks, domain names and intellectual property       677,760        457,760
                                                    ---------------------------
Total cost                                            19,377,885     14,298,935
                                                    ---------------------------
Accumulated amortization:
Customer base                                         (2,930,512)    (1,760,860)
Acquired technologies                                 (6,950,270)    (3,292,215)
Trademarks, domain names and intellectual property      (254,486)      (162,934)
                                                    ---------------------------
Total accumulated amortization                       (10,135,268)    (5,216,009)
                                                    ---------------------------
Net acquired intangible assets                      $  9,242,617   $  9,082,926
                                                    ===========================

      Amortization of intangible assets was $4,919,260, $4,322,272, and $905,210 for fiscal 2004, fiscal 2003, and fiscal 2002, respectively. The estimated amortization expense related to intangible assets in existence as of May 31, 2004, over the next fiscal years is as follows:

           Fiscal 2005:  $5,535,404
                  2006:  $2,165,128
                  2007:  $1,453,945
                  2008:  $   44,140
                  2009:  $   44,000

NOTE 9: GOODWILL

                                       ENTERPRISE      CAREER
                                       WORKFORCE      TRANSITION
                                        SERVICES       SERVICES       TOTAL
                                      -----------------------------------------
Goodwill at May 31, 2002              $  5,674,835    $7,063,337   $ 12,738,172
                                      -----------------------------------------
Acquisitions during the year             6,028,507            --      6,028,507
Issuance of contingent consideration            --       750,000        750,000
Impairment during the year              (2,133,242)           --     (2,133,242)
                                      -----------------------------------------
Goodwill at May 31, 2003                 9,570,100     7,813,337     17,383,437
                                      -----------------------------------------

Acquisitions during the year            11,125,760            --     11,125,760
Purchase price allocation
   adjustments made within
   one year of acquisition date             89,509            --         89,509
Impairment during the year                      --            --             --
                                      -----------------------------------------
Goodwill at May 31, 2004              $ 20,785,369    $7,813,337   $ 28,598,706
                                      -----------------------------------------

      In fiscal 2003, the Company recognized an impairment charge for its Enterprise Workforce Services segment related principally to reduced revenue forecasts as a result of lower revenue projections for the Icarian business acquired in June 2002.

NOTE 10: LINES OF CREDIT

      At May 31, 2004, the Company had an aggregate of $1,972,218 outstanding on a line of credit from the Bank of Montreal ("BMO").

                                                          MAY 31,
                                                  2004              2003
                                                 ------------------------
Line of credit - Bank of Montreal                1,972,218        593,452
                                                 ========================

      The line of credit with the Bank of Montreal bears interest at the bank's prime rate plus 1%. The Company is permitted to draw up to CDN (Canadian dollars) $3,000,000 against this facility based on compensating balances on deposit with the bank. The Company has drawn CDN $2,688,924 as of May 31, 2004. The Company has provided collateral of CDN $3,000,000, leaving CDN $311,076 available to be drawn on this line.

      As of May 31, 2004, and May 31, 2003, a total of $2,760,259 and
$1,307,439, respectively, of short-term deposits were pledged to the institutions below as collateral for the line of credit, credit card reserve, term loan, letters of credit for facility leases, as well as for Workstream's credit card with the Bank of Montreal and therefore were restricted from the Company's use:

                                                                    MAY 31,
                                                                2004        2003
                                                            -----------------------
Bank of America - credit card reserve                       $  199,786   $  399,786
Silicon Valley Bank - letter of credit for facility lease
                                                                77,594           --
Bank of Montreal - Term loan, line of credit and letters
    of credit for facility leases, and BMO credit card       2,482,879      907,653
                                                            -----------------------
                                                            $2,760,259   $1,307,439
                                                            =======================

NOTE 11: LONG-TERM OBLIGATIONS

      Long-term obligations consists of the following:

                                          MAY 31,
                                      2004       2003
                                     ------------------
Term loan                            $85,561   $116,905
Less: current portion                 29,335     31,662
                                     ------------------
                                     $56,226   $ 85,243
                                     ==================

Long-term obligations represents a five year term loan maturing in May 2007 with monthly principal payments of CDN $3,333 with the Bank of Montreal that bears interest at the Bank's prime rate plus 2.0%. Collateral has been provided as described in note 10.

      As of May 31, 2004 the maturities for long-term obligations are as follows:

          Year ended May 31,
          2005                       29,335
          2006                       29,335
          2007                       26,891
                                   --------
                                   $ 85,561
                                   ========

NOTE 12: RELATED PARTY OBLIGATIONS

      Related party obligations consist of the following:

                                MAY 31,
                          2004          2003
                        -----------------------
Note payable            $       --   $   33,838
Deferred compensation           --      797,880
Shareholder loans          317,626    1,750,312
                        -----------------------
                           317,626    2,582,030
Less: current portion      170,369      178,623
                        -----------------------
                        $  147,257   $2,403,407
                        =======================

      As of May 31, 2004, the note payable to a related party has been paid in full. The note payable was non-interest bearing and repayable in monthly installments of $10,200 beginning in October 2001 and ending in April 2003. As of May 31, 2003, the last three payments had not been made due to a disagreement with the related party. This was subsequently resolved and the final payments were made during the second quarter of fiscal 2004.

      During fiscal 2003, Michael Mullarkey, the Company's Chief Executive Officer, agreed to defer until after June 1, 2004, a total of $797,880 in compensation earned as of May 31, 2003, as well as any additional compensation earned thereafter, with interest accruing on the balance at a rate of 8.0% per annum. The repayment date under the agreement was automatically extended each month after June 1, 2004 for an additional month, which resulted in the amounts continuing to remain due and outstanding for greater than 365 days. In February 2004, the Company agreed to pay to Mr. Mullarkey $149,468 related to this compensation, of which $49,468 was withheld for taxes. The remaining $100,000 was not paid to Mr. Mullarkey in the form of a cash payment, but was applied as payment in full for Mr. Mullarkey's exercise of options to purchase 100,000 common shares at an exercise price of $1.00 per share. In April 2004, the Company and Mr. Mullarkey agreed to terminate his deferred compensation agreement and the Company paid in full the outstanding deferred compensation of $783,867 and any accrued interest incurred through March 31, 2004.

      During fiscal years 2003 and 2002, the Company received $500,000 and $750,000 respectively, in working capital loans from Mr. Mullarkey. These loans accrued interest at 4.75%. In January 2003, the Company consolidated the loans made by Mr. Mullarkey to the Company along with the interest accrued thereon into a five year term loan accruing interest at 8% per annum. During the third quarter ended February 29, 2004, the entire amount of the loan of $1,287,901 and accrued interest in an amount equal to $51,506 was paid in full. In January 2003, Mr. Mullarkey agreed to provide the Company with a $1,200,000 credit facility bearing interest at 8% per annum. The Company did not draw against this facility. In April, 2004, the Company and Mr. Mullarkey agreed to terminate Mr. Mullarkey's commitment to provide the credit facility.

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

      As of May 31, 2004 the related party obligations maturities are as follows:

        Year ended May 31,
        2005                 $170,369
        2006                  147,257
                             --------
                             $317,626
                             ========

NOTE 13:  CAPITAL LEASE OBLIGATIONS

      Capital lease obligations consist of the following:

                                           MAY 31,
                                      2004        2003
                                     -------------------
Capital leases                       $85,533    $171,198
Less: current portion                 54,003      97,882
                                     -------------------
                                     $31,530    $ 73,316
                                     ===================

      Capital lease obligations relate to office equipment, computers and software and bear interest at rates that range from 7.5% to 15.1% per annum. These leases mature at various times through October 2005.

NOTE 14: COMMITMENTS AND CONTINGENCIES

      The Company has obligations under non-cancelable capital leases and operating leases for office equipment, computer software and hardware, and facilities. The leases expire at various dates through fiscal 2009 and, in many cases, provide for renewal options. Most of the leases require the payment of related executory costs, which include payment of taxes, maintenance and insurance.

      A summary of the future minimum lease payments under the Company's non-cancelable leases as of May 31, 2004 is as follows:

                                         Capital        Operating
                                         Leases          Leases
                                        --------------------------
Year ended May 31:
    2005                                $ 66,805        $1,175,343
    2006                                  27,194           605,453
    2007                                       0           506,411
    2008                                      --           550,200
    2009                                      --           394,386
Thereafter                                    --                --
                                        --------------------------
Total minimum lease payments              94,000        $3,231,793
                                                        ==========
Less amount representing interest         (8,467)
                                        --------
Total minimum lease payments              85,533
Less current maturities                  (54,003)
                                        --------
                                        $ 31,530
                                        ========

      Rent expense totaled $1,369,801, $1,988,955, and $1,495,726 for the years ended May 31, 2004, 2003 and 2002, respectively, under operating leases. The Company has provided the landlords of the corporate headquarters location in Ottawa and of the Maitland location with letters of credit in the amount of $198,034 and $119,460, respectively (See note 10).

      Two of the Company's wholly-owned subsidiaries, Paula Allen Holdings, doing business as Allen And Associates, and OMNIpartners, were named as defendants in a lawsuit filed by 11263 Mississippi, LLC and 14617 Vanowen LLC. Meredith and Marvin Cohen, former shareholders of OMNIpartners, were also named as defendants in the complaint as guarantors under the lease agreement. OMNIpartners has agreed to defend and indemnify Mr. and Mrs. Cohen in the lawsuit.The complaint was filed on May 16, 2003 in the Clark County District Court in Nevada. OMNIpartners leased office space from 11263 Mississippi, LLC and 14617 Vanowen LLC in Las Vegas, Nevada and then subleased certain portions of the office space to Allen And Associates and an unrelated third party, U.S. Vehicle. In this action, 11263 Mississippi, LLC and 14617 Vanowen LLC allege that OMNIpartners breached the lease agreement and sought compensation for unpaid rents, maintenance charges and other charges as well as an undetermined amount for attorneys' fees. As of May 31, 2004, the lawsuit was settled requiring OMNIpartners to pay $250,000 to 11263 Mississippi, LLC and 14617 Vanowen LLC. The Company has accrued for the full amount as of May 31, 2004.

      OMNIpartners also filed a lawsuit against U.S. Vehicle and its principals alleging a breach of its sublease agreement with OMNIpartners. This action was filed on April 18, 2002 in the Clark County District Court in Nevada. In this action, OMNIpartners seeks approximately $115,000 for unpaid rents, maintenance charges and other charges as well as an undetermined amount for attorneys' fees.

      We are currently in a lawsuit with the former shareholders of 6FigureJobs.com, Inc., a company we acquired in October 2001. Under the terms of the purchase agreement pursuant to which we acquired 6FigureJobs.com, 323,625 common shares were held in escrow to be issued to the former shareholders of 6FigureJobs.com provided that certain revenue and profit targets were achieved. The Company determined that the revenue and profit targets were not achieved, but the representative of the former 6FigureJobs.com shareholders disputed that determination and filed a lawsuit against the Company with regard to the escrowed shares.

      The Company is subject to other legal proceedings and claims which arise in the ordinary course of our business. The Company does not believe that the resolution of such actions will materially affect the Company's business, results of operations or financial condition.

NOTE 15: CONVERTIBLE NOTES

                                                              MAY 31,
                                                        2004            2003
                                                     --------------------------
Convertible notes, face value at issue date          $ 2,900,000    $ 2,900,000

Less: Amount allocated to detachable warrants         (1,038,380)     1,038,380)
       Amount allocated to beneficial
             conversion feature                       (1,763,387)    (1,763,387)
                                                     -----------    -----------
Discounted value of convertible notes                $    98,233    $    98,233
Conversion of notes to common shares                  (2,900,000)      (200,000)
Amortization of discount                               2,801,767        550,838
                                                     -----------    -----------
Convertible notes                                    $        --    $   449,071
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

      At the original date of issuance, the detachable warrants entitled the warrant holders to purchase 658,000 common shares at an exercise price of $3.70 per share, subject to adjustment upon the occurrence of certain dilution events. As a result of our sales of securities, as of January 11, 2004, the warrant holders were entitled to warrants to purchase 733,619 common shares at an exercise price of $3.32 per share. On January 12, 2004, the Company and the holders of the Convertible Notes entered into an agreement that modified the warrants outstanding and their exercise price. (See the description of the modification agreement below). As of May 31, 2004, the warrant holders were entitled to purchase 712,179 common shares at an exercise price of $2.00 per share. The warrants have a five year term from their original issuance date, expiring in April and May 2007.

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

      The loss before income taxes consisted of the following rounded:

                                       YEARS ENDED MAY 31,
                                2004           2003           2002
                             -----------------------------------------

Canadian domestic loss       $   230,000    $  1,174,000    $ 1,577,000
United States loss             7,071,000      10,131,000      5,413,000
                             -----------    ------------    -----------
Loss before income taxes     $ 7,271,000    $ 11,305,000    $ 6,990,000
                             ===========    ============    ===========

      The provision (recovery) for income taxes consists of the following rounded:

                                        YEARS ENDED MAY 31,
                                  2004         2003            2002
                             -----------------------------------------

Canadian domestic:
Current income taxes         $   (49,000)   $    (46,000)   $        --
Deferred income taxes                 --              --             --

United States:
Current income taxes             104,000           4,000         81,000
Deferred income taxes         (1,789,000)     (1,586,000)      (109,000)
                             -----------    ------------    -----------
Provision for (recovery of)
income taxes                 $(1,734,000)   $ (1,628,000)   $   (28,000)
                             ===========    ============    ===========

      A reconciliation of the combined Canadian federal and provincial income tax rate with the Company's effective income tax rate is as follows rounded:

                                                              YEAR ENDED MAY 31,
                                                    2004            2003            2002
                                                -------------------------------------------
Combined Canadian federal and
provincial tax rate                                   36.80%          37.80%          40.50%

Income tax recovery based on
combined Canadian federal and
provincial rate                                 $ 2,676,000     $ 4,273,000     $ 2,831,000
Effect of foreign tax rate differences              240,000         223,000         (12,000)
Deductible amounts charged to equity                247,000          47,000         563,000
Change in enacted tax rates                        (210,000)       (410,000)       (870,000)
Non-deductible amounts                             (852,000)       (362,000)       (125,000)
Write-down of non deductible goodwill                    --        (853,000)     (1,138,000)
Change in valuation allowance                    (3,024,000)     (9,463,000)     (1,298,000)
Utilization of losses                                    --              --        (252,000)
Reversal of basis difference relating to
acquired intangibles                                     --              --         361,000
Convertible Note accretion                               --
Effect of changes in carryforward amounts          (298,000)        911,000              --
Deferred tax assets arising from acquisitions     2,952,000       6,633,000              --
Effect of foreign exchange rate differences         123,000         627,000              --
Other                                              (120,000)          2,000         (32,000)
                                                -------------------------------------------
Recovery of income taxes                        $ 1,734,000     $ 1,628,000     $    28,000
                                                ===========================================

      The components of the Company's net deferred income taxes are as follows rounded:

                                                                YEAR ENDED MAY 31,
                                                       2004            2003           2002
                                                   -------------------------------------------
Deferred income tax assets:
Scientific Research and Experimental Development
("SR&ED") expenses
Development ("SR&ED") expenses                     $    561,000    $    291,000    $   341,000
Loss carryforwards                                   18,002,000      14,213,000      6,435,000
Asset basis differences                               2,541,000       2,354,000        535,000
Share issue costs                                       267,000         314,000        362,000
Investment tax credits                                  105,000         195,000        186,000
Other                                                   386,000          36,000        139,000
                                                   -------------------------------------------
                                                     21,862,000      17,403,000      7,998,000
Less: valuation allowance                           (19,656,000)    (16,632,000)    (7,169,000)
                                                   -------------------------------------------
                                                      2,206,000         771,000        829,000
Deferred income tax liabilities:
Intangible assets                                    (3,045,000)     (3,379,000)    (1,142,000)
                                                   -------------------------------------------
Net deferred income tax liabilities                $   (839,000)   $ (2,608,000)   $  (313,000)
                                                   ===========================================

      The Company has incurred net losses since inception. At May 31, 2004, the Company had approximately $29,300,000 in net operating loss carryforwards for U.S. federal income tax purposes that expire in various amounts through 2024, and approximately CDN $23,000,000 (US $17,000,000) in net operating loss carryforwards for Canadian federal and provincial income tax purposes that expire in various years through 2011. Management has determined that it is more likely than not that a component of deferred tax assets relating to United States operations will be realized, therefore deferred tax assets relating to those operations have been recognized. A valuation allowance has been provided for the balance of net tax assets. The change in the valuation allowance for the year ended May 31, 2004 and 2003 was an increase of $3,024,000, and $9,463,000, respectively, resulting primarily from net operating losses generated during the periods.

NOTE 17: FINANCIAL INSTRUMENTS

      For certain of the Company's financial instruments, including accounts receivable, accounts payable, and other accrued charges, the carrying amounts approximate the fair value to settlement. Cash equivalents, short-term investments, bank line of credit, capital lease obligations and long-term obligations are carried at cost which management believes approximates their fair value due to their short-term to maturity and the relative stability of fixed interest rates. The terms of the Company's related party obligations are set out in note 12.

Interest rate and Foreign Exchange Risk

      The Company has short-term investments and deposits that earn interest at fixed rates ranging from 1.75% to 2.25%.

      As explained in note 10, the Company has a line of credit with the Bank of Montreal that bears interest based on the bank's prime rate plus 1%. Fluctuations in the Bank's prime rate or exchange rates would result in an impact on financial results. The Company also has letters of credit with a Canadian bank based on a fixed rate of 1.2% and fluctuations in exchange rates would have a financial impact.

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

NOTE 18: SHARE CAPITAL

      The authorized share capital consists of an unlimited number of no par value common shares, an unlimited number of Class A Preferred Shares, no par value per share (the "Class A Preferred Shares"), and an unlimited number of Series A Convertible Preferred Shares, no par value per share (the "Series A Shares"). There were 33,574,883 common shares outstanding as of May 31, 2004 (May 31, 2003 - 19,951,570). As of May 31, 2004, an additional 1,323,625 shares were being held in escrow as a result of the terms of acquisitions. (See note 6) These shares are to be released from escrow if certain revenue, profit, and/or cash generation targets are achieved or for any indemnification claims for breaches of representation and warranties. Management believes that the profit and/or revenue targets of the 6FigureJobs.com have not been met, and believes that the escrow shares related to the 6FigureJobs.com acquisition will be cancelled. The periods covered by the escrow agreements extend until November 30, 2005. As at May 31, 2004, there were no Class A Preferred Shares or Series A Shares outstanding.

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

      In December 2003, the Company issued an aggregate of 4,125,000 common shares at $1.60 per common share to institutional and other accredited investors in a private placement resulting in aggregate proceeds of approximately $6.6 million. The proceeds from the sale have been used to repay in full of the amounts outstanding under the Company's Convertible Notes, to pay the expenses incurred in connection with the issuance and will be used for general working capital requirements. In connection with the issuance of the 4,125,000 common shares, the Company paid commissions to placement agents in an aggregate amount equal to $540,000, of which $100,000 was paid in 62,500 common shares in lieu of cash. The Company also issued the placement agents or their designees warrants to purchase an aggregate of 412,500 common shares at an exercise price of $1.60 per share.

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

      In March 2004 and as amended and effective for accounting purposes in May 2004, the Company acquired certain assets of Peopleview, Inc., a Nevada corporation. As consideration for the sale, the Company issued Peopleview, Inc. 196,900 of its common shares and 50,000 common shares held in escrow for an aggregate value of $688,851, cash of $250,000 and a warrant to purchase 50,000 of the Company's common shares at an exercise price of $3.00 per share.

      In May 2004, the Company acquired 100% of the outstanding stock of Kadiri, Inc., a California based company. As consideration for the sale, the Company issued to the shareholders of Kadiri 4,450,000 common shares valued at approximately $12.5 million, and 950,000 common shares held in escrow.

      During the fourth quarter 2004, 465,697 common shares were issued through exercise of warrants previously issued to investors for an aggregate cash amount of $698,545.

      In May 2004, an employee exercised previously issued options that resulted in the issuance of 3,332 common shares for a cash amount of $6,664.

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

      On July 26, 2001, the shareholders approved the 2001 Amended and Restated Employee and Directors Stock Option Plan (the "2001 Plan") to replace the 2000 Plan. The 2001 Plan is similar to the 2000 Plan but definitions of `affiliate' and `consultant' have been added and the definition of `participant' has been amended to mean a current or former full-time employee, consultant or director of the Company or an affiliate. The number of shares available was also increased from 1,150,000 to 2,500,000.

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

      Pro forma information regarding net loss is required by SFAS No. 123 and has been determined as if the Company had accounted for its employee stock options under the fair value method. The fair value of options granted is estimated at the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:

                                        YEAR ENDED MAY 31,
                                   2004       2003      2002
                                   --------------------------
Risk free interest rates           2.99%      2.94%      3.12%
Expected dividend yield               0%         0%         0%
Expected volatility                  90%       115%        50%
Expected lives (in years)           3.5        3.5        3.5

      The following reflects the impact on earnings as if the Company had recorded additional compensation expense:

Stock option activity and related information is summarized as follows:

                                                            Weighted
                                               Number        Average
                                              Options    Exercise Price
                                             --------------------------
Balance outstanding - May 31, 2001           1,327,036             2.85
Granted                                      1,189,700             2.57
Exercised                                      (11,833)            1.63
Forfeited                                     (623,608)            2.97
                                             ---------
Balance outstanding - May 31, 2002           1,881,295             2.64
Granted                                        463,500             1.34
Exercised                                      (46,173)            1.37
Forfeited                                     (509,570)            2.77
                                             ---------
Balance outstanding - May 31, 2003           1,789,052             2.33
Granted                                        593,000             1.82
Exercised                                     (136,665)            1.02
Forfeited                                     (403,884)            2.43
                                             ---------
Balance outstanding - May 31, 2004           1,841,503             2.24
                                             =========

      The weighted average exercise price of options granted during the year is as follows:

                                           FOR THE YEAR ENDED MAY 31,
                                     2004             2003            2002
                                --------------   --------------   --------------
Options issued with exercise
     price at market price      593,000  $1.82   463,500  $1.34   479,700  $2.47
Options issued with exercise
     price above market price        --     --        --     --   210,000  $3.11
Options issued with exercise
     below market price              --     --        --     --   500,000  $2.45

      The weighted average fair value of options granted during the year is as follows:

                                          FOR THE YEAR ENDED MAY 31,
                                   2004              2003            2002
                               --------------   --------------   --------------
Options issued with exercise
     price at market price     593,000  $1.14   463,500  $1.02   479,700  $0.99
Options issued with exercise
     price above market price       --     --        --     --   210,000  $1.10
Options issued with exercise
     below market price             --     --        --     --   500,000  $1.22

         Information about options outstanding at May 31, 2004 is as follows:

                                  Options Outstanding       Options Exercisable
                           -------------------------------  -------------------
                                      Weighted
                                       Average
                                      Remaining   Weighted             Weighted
                                     Contractual  Average              Average
                                        Life      Exercise             Exercise
    Exercise Price          Shares     (Years)     Price     Shares     Price
-----------------------    -------------------------------   ------------------
xxx
      $1.00-1.99           585,334       3.35       $1.03    312,165     $1.03
      $2.00-2.99           962,000       3.31       $2.37    539,140     $2.47
    $3.00 and over         294,169       1.01       $4.25    292,968     $4.25

NOTE 20: SUPPLEMENTARY INFORMATION TO THE CASH

      The following table provides supplementary information for users of the financial statements to reconcile to the net change in operating components of working capital as disclosed in the cash flow statement. The table is derived by evaluating the change in each category, excluding any change resulting from acquisitions.

NET CHANGE IN OPERATING COMPONENTS OF WORKING CAPITAL EXCLUDING ACQUISITIONS:

                                                   YEARS ENDED MAY 31,
                                             2004          2003          2002
                                          ------------------------------------
Accounts receivable                       $   417,860   $ 1,119,483   $ (42,935)
Prepaid expenses                             (177,284)      117,277     223,522
Other assets                                  121,230        20,940     (76,273)
Accounts payable and accrued liabilities   (1,273,406)   (1,172,995)   (272,414)
Accrued compensation                         (113,072)     (352,353)    498,124
Deferred revenue                             (140,100)     (335,191)    (66,653)
                                          -------------------------------------
                                          $(1,164,772)  $  (602,839)  $ 263,371
                                          =====================================

      The tables below reconcile the changes in each line item showing the amounts excluded from acquisitions:

Fiscal 2004

                                 Change in      Change
                                  working       due to
                                  Capital     acquisitions    Net change
                               -----------------------------------------
Accounts receivable            $  (435,861)   $   853,721    $   417,860
Prepaid expenses                  (472,368)       295,084       (177,284)
Other assets                       120,353            877        121,230
Accounts payable and accrued
    liabilities                  1,292,519     (2,565,925)    (1,273,406)
Accrued compensation               697,437       (810,509)      (113,072)
Deferred revenue                   750,178       (890,278)      (140,100)
                               -----------------------------------------
                                 1,952,258    $(3,117,030)   $(1,164,772)
                               =========================================

Change in working capital includes change in balance, reclasses, non working capital items and effect of exchange rate

Fiscal 2003

                                Change in       Change
                                 working        due to
                                 capital      acquisitions    Net change
                               -----------------------------------------
Accounts receivable            $   500,405    $   619,078    $ 1,119,483
Prepaid expenses                    13,315        103,962        117,277
Other assets                      (147,541)       168,481         20,940
Accounts payable and accrued
    liabilities                  1,774,737     (2,947,732)    (1,172,995)
Accrued compensation               325,701       (678,054)      (352,353)
Deferred revenue                   311,601       (646,792)      (335,191)
                               -----------------------------------------
                               $ 1,300,585    $(3,381,057)   $  (602,839)
                               =========================================

Change in working capital includes change in balance, reclasses, non working capital items and effect of exchange rate

Fiscal 2002
                                Change in       Change
                                 working        due to
                                 capital      acquisitions  Net change
                               ---------------------------------------
Accounts receivable            $(1,454,005)   $ 1,411,070    $ (42,935)

Prepaid expenses                    39,530        183,992      223,522

Other assets                       (76,273)            --      (76,273)
Accounts payable and accrued
    liabilities                  1,135,449     (1,407,863)    (272,414)
Accrued compensation               691,166       (193,042)     498,124
Deferred revenue                   814,595       (881,248)     (66,653)
                               -----------------------------------------
                               $ 1,150,462    $  (887,091)   $ 263,371
                               =========================================

Change in working capital includes change in balance, reclasses, non working capital items and effect of exchange rate

NOTE 21: SEGMENTED AND GEOGRAPHIC INFORMATION

      Workstream has two distinct operating segments: Enterprise Workforce Services and Career Transition Services. Operations are conducted in Canada and the United States. Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the corporation's chief decision maker in deciding how to allocate resources and assess performance. The Company's chief decision maker is the Chief Executive Officer. The following is a summary of the Company's operations by business segment and by geographic region for the years ended May 31, 2004, May 31, 2003 and May 31, 2002:

                                        ENTERPRISE    CAREER
                                        WORKFORCE   TRANSITION
                                         SERVICES     SERVICES          TOTAL
                                      -----------------------------------------
BUSINESS SEGMENT

YEAR ENDED MAY 31, 2004
Revenue                               $10,790,051   $ 6,376,828    $ 17,166,879
Expenses                               12,755,664     7,384,811      20,140,475
                                      -----------------------------------------
Business segment loss                 $(1,965,613)  $(1,007,983)     (2,973,596)
                                      =========================
Corporate overhead, other revenues
     And expenses                                                    (2,563,304)
                                                                   ------------
Net loss                                                           $ (5,536,899)
                                                                   ============

                                        ENTERPRISE    CAREER
                                        WORKFORCE   TRANSITION
                                         SERVICES     SERVICES          TOTAL
                                      -----------------------------------------
AS AT MAY 31, 2004

Business segment assets               $ 7,883,911   $   322,278    $  8,206,189
Intangible assets                       9,069,568       173,049       9,242,617
Goodwill                               20,785,368     7,813,338      28,598,706
                                      -----------------------------------------
                                      $37,738,847   $ 8,308,665      46,047,512
                                      =========================
Assets not allocated to business
     segments                                                         2,834,935
                                                                   ------------
Total assets                                                       $ 48,882,447
                                                                   ============

                                        ENTERPRISE    CAREER
                                        WORKFORCE   TRANSITION
                                         SERVICES     SERVICES          TOTAL
                                      -----------------------------------------
BUSINESS SEGMENT

YEAR ENDED MAY 31,2003
Revenue                               $10,777,294   $ 7,059,696    $ 17,836,990
Expenses                               15,301,033     7,610,637      22,911,670
                                      -----------------------------------------
Business segment loss                 $(4,523,739)  $  (550,941)     (5,074,680)
                                      =========================
Corporate overhead, other revenues
     And expenses                                                    (4,601,922)
                                                                   ------------
Net loss                                                           $ (9,676,602)
                                                                   ============

AS AT MAY 31, 2003

Tangible assets                       $ 3,354,100   $   107,428    $  3,461,528
Intangible assets                       8,576,138       506,788       9,082,926
Goodwill                                9,570,099     7,813,338      17,383,437
                                      -----------------------------------------
                                      $21,500,337   $ 8,427,554      29,927,891
                                      =========================
Assets not allocated to business
     Segments                                                           690,596
                                                                   ------------
Total assets                                                       $ 30,618,487
                                                                   ============

                                        ENTERPRISE    CAREER
                                        WORKFORCE   TRANSITION
                                         SERVICES     SERVICES          TOTAL
                                      -----------------------------------------
YEAR ENDED MAY 31, 2002

Revenue                               $ 6,450,374   $ 8,301,246    $ 14,751,620
Expenses                               10,123,277    10,290,488      20,413,765
                                      -----------------------------------------
Business segment loss                 $(3,672,903)  $(1,989,242)     (5,662,145)
                                      =========================
Corporate overhead, other revenues
     and expenses                                                    (1,299,160)
                                                                   ------------
Net loss                                                           $ (6,961,305)
                                                                   ============

AS AT MAY 31, 2002

Tangible assets                       $ 6,032,404   $   550,538    $  6,582,942
Intangible assets                       1,834,599       767,415       2,602,014
Goodwill                                5,674,838     7,063,337      12,738,175
                                      -----------------------------------------
                                      $13,541,841   $ 8,381,290      21,923,131
                                      =========================
Assets not allocated to business
     Segments                                                         1,352,466
                                                                   ------------
Total assets                                                       $ 23,275,597
                                                                   ============

                                        CANADA           USA           TOTAL
                                      -----------------------------------------
GEOGRAPHY

YEAR ENDED MAY 31, 2004
Revenue                               $ 2,071,617   $15,095,262    $ 17,166,879
Expenses                                2,249,744    19,553,133      21,802,877
                                      -----------------------------------------
Geographical loss                     $  (178,127)  $(4,457,871)     (4,635,998)
                                      =========================
Other revenues and expenses                    ~~            ~~        (900,901)
                                                                   ------------
Net loss                                       ~~            ~~    $ (5,536,899)
                                                                   ============

                                        CANADA           USA           TOTAL
                                      -----------------------------------------
AS AT MAY 31, 2004
  Geographic segment assets           $ 5,310,040   $43,572,407    $ 48,882,447
                                      =========================================

                                      -----------------------------------------
                                        CANADA           USA           TOTAL
                                      -----------------------------------------
GEOGRAPHY

YEAR ENDED MAY 31, 2003
Revenue                               $ 2,338,404   $15,498,586    $ 17,836,990
Expenses                                4,574,968    23,421,183      27,996,151
                                      -----------------------------------------
Geographical loss                     $(2,236,564)  $(7,922,597)    (10,159,161)
                                      =========================
Other revenues and expenses                    ~~            ~~         482,559
                                                                   ------------
Net loss                                       ~~            ~~    $ (9,676,602)
                                                                   ============

AS AT MAY 31, 2003
Geographic segment assets             $ 2,572,495   $28,045,992    $ 30,618,487
                                      =========================================

YEAR ENDED MAY 31, 2002
Revenue                               $ 2,527,412   $12,224,208    $ 14,751,620
Expenses                                4,182,544    17,826,295      22,008,839
                                      -----------------------------------------
Geographical loss                     $(1,655,132)  $(5,602,087)     (7,257,219)
                                      =========================
Other revenues and expenses                    ~~            ~~         295,914
                                                                   ------------
Net loss                                       ~~            ~~    $ (6,961,305)
                                                                   ============

AS AT MAY 31, 2002
Geographic segment assets             $ 4,469,560   $18,806,037    $ 23,275,597
                                      =========================================


NOTE 22: RECENT ACCOUNTING PRONOUNCEMENTS

      None.

NOTE 23: EARNINGS PER SHARE

      For all the periods presented, diluted net loss per share equals basic net loss per share due to the anti-dilutive effect of employee stock options, warrants and escrowed shares.

Weighted average number of shares outstanding is computed as follows:

Shares outstanding at May 31, 2001                                    7,712,262
Weighted average number of shares issued for acquisitions             5,601,472
Weighted average number of shares issued for employee options             3,947
Weighted average number of shares issued for services rendered            5,063
Weighted average number of shares cancelled                             (41,370)
Weighted average number of shares outstanding for the year
                                                                     ----------
      ended May 31, 2002                                             13,281,374
                                                                     ==========

Shares outstanding at May 31, 2002                                   14,851,905
Weighted average number of shares issued for acquisitions             3,534,622
Weighted average number of shares issued for employee options            32,011
Weighted average number of shares issued for exercise of warrants        29,810
Weighted average number of shares issued for exit costs                  91,164
Weighted average number of shares issued for conversion
     of convertible note                                                 67,483
Weighted average number of shares issued to investors                       730
Weighted average number of shares outstanding for the year
                                                                     ----------
     ended May 31, 2003                                              18,607,725
                                                                     ==========

Shares outstanding at May 31, 2003                                   19,951,570
Weighted average number of shares issued for acquisitions               218,104
Weighted average number of shares issued for employee options            50,728
Weighted average number of shares issued for exercise of warrants        63,975
Weighted average number of shares issued for conversion
     of convertible note                                              1,424,590
Weighted average number of shares issued for services rendered          301,391
Weighted average number of shares cancelled                             (20,205)
Weighted average number of shares issued to investors                 3,045,903
Weighted average number of shares outstanding for the year
                                                                     ----------
     ended May 31, 2004                                              25,036,056
                                                                     ==========

      The following outstanding instruments could potentially dilute basic earnings per share in the future:

                                                                   MAY 31, 2004
                                                                   ------------
Stock options                                                        1,841,503
Escrowed shares                                                      1,323,625
Warrants issued to investors                                           167,637
Warrants issued with convertible notes                                 712,179
Warrants issued to private placement agents                            412,500
Warrants issued to consultant                                          100,000
Warrants issued through acquisition                                     50,000
Underwriter warrants                                                   440,000
                                                                     ---------
Potential increase in number of shares from dilutive instruments     5,047,444
                                                                     =========

NOTE 24: SUBSEQUENT EVENTS

      In June 2004, the Company acquired certain assets of Peoplebonus, Inc., a California corporation. As consideration for the sale, the Company issued Peoplebonus, Inc. 180,506 of its common shares valued at $485,561, paid cash in the amount of $25,000 and assumed a promissory note for $100,000. 108,304 of the common shares are held in escrow to be released if certain revenue and cash generation targets are met or for any indemnification claims for breaches of representations and warranties.

      In July 2004, the Company acquired 100% of the stock of Bravanta, a California corporation. As consideration for the sale, the Company issued the shareholders of Bravanta, Inc., approximately 2,270,000 shares in Workstream common stock valued at approximately $5.6 million, with an additional 400,000 shares in common stock to be held in escrow and released upon certain revenue goals and representations being met by Bravanta.

      In July 2004, the Company raised $10 million in a private placement with William Blair & Company and its affiliates and Crestview Capital. As consideration of the private placement, the Company issued 4,444,439 of its common shares.

      In July 2004, the Company settled a commitment with the prior shareholders of Trimbus, a company previously purchased by Kadiri. As consideration of the settlement of the commitment, the Company issued 92,891 of its common shares valued at $228,512

NOTE 25: QUARTERLY RESULTS (UNAUDITED)

Quarterly Financial Information (Unaudited):
(United States Dollars)

The following tables summarize selected quarterly data of Workstream Inc. for the years ended May 31, 2004 and 2003:

                                                        Quarter Ended
                                -----------------------------------------------------------
                                 August 31,    November 30,    February 28,       May 31,
                                   2003            2003            2004           2004
                                -----------------------------------------------------------
Revenue                         $  4,178,514    $  4,261,771    $  4,169,074    $  4,557,521
Gross Profit                    $  3,735,164    $  3,872,364    $  3,812,584    $  4,159,779
 Net loss for the period        $ (1,749,559)   $ (1,082,877)   $ (1,796,317)   $   (908,146)

Weighted average number of
    common shares outstanding
    during the period             21,777,379      22,407,020      26,912,938      29,038,713
                                ============================================================

Basic and diluted net loss
    per common share            $      (0.08)   $      (0.05)   $      (0.07)   $      (0.03)
                                ============================================================


                                                        Quarter Ended
                                -----------------------------------------------------------
                                 August 31,    November 30,    February 28,       May 31,
                                    2002            2002            2003           2003
                                -----------------------------------------------------------
Revenue                         $  4,645,714    $  4,975,429    $  4,142,244    $  4,073,603
Gross Profit                    $  3,766,717    $  3,956,704    $  3,453,291    $  3,620,146
 Net loss for the period        $ (2,216,789)   $ (2,056,059)   $ (1,889,496)   $ (3,514,258)

Weighted average number of
    common shares outstanding
    during the period             16,983,809      18,582,012      19,174,247      19,687,834
                                ============================================================
Basic and diluted net loss
    per common share            $      (0.13)   $      (0.11)   $      (0.10)   $      (0.18)
                                ============================================================

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      None.

ITEM 9A. CONTROLS AND PROCEDURES

      As of the end of fiscal 2004, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of our disclosure controls and procedures. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms. There were no changes during the fourth quarter of fiscal 2004 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 14. PRINCIPAL ACCOUNTANTS FEES AND SERVICES

      This information will be included in an amendment to this Form 10-K, which will be filed within 120 days after the end of the fiscal year covered by this report.

                                     PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) Documents filed as part of this report:

      1. Financial Statements. (See Page x)

      2. Financial Statement Schedule. (None)

      3. Exhibits. (See (c) below)

(b) Reports on Form 8-K

We filed the following reports on Form 8-K during the last quarter of the period covered by this report

      (1) Current Report on Form 8-K with respect to Items 5 & 7 filed on March 8, 2004;

      (2) Current Report on Form 8-K with respect to Items 12 & 7 filed on April 14, 2004;

      (3) Current Report on Form 8-K with respect to Items 5 & 7 filed on April 15, 2004; and

      (4) Current Report on Form 8-K with respect to Items 5 & 7 filed on May 25, 2004.

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

4.5       Form of Common Stock Purchase Warrant (incorporated by reference to
          Exhibit 4.7 to the annual report on Form 10-K for the year ended May 31, 2002).

4.6 Amended and Restated Registration Rights Agreement dated May 14, 2002 by and among Workstream Inc., Sands Brothers Venture Capital III LLC, Sands Brothers Venture Capital IV LLC and Sands Brothers & Co., Ltd. (incorporated by reference to Exhibit 4.7 to the annual report on Form 10-K for the year ended May 31, 2002).

4.7 Common Stock Purchase Warrant dated May 30, 2003 between Michael Weiss and Workstream Inc. (incorporated by reference to Exhibit 4.7 to the annual report on Form 10-K for the year ended May 31, 2003).

4.8       Form of Common Stock Purchase Warrant (incorporated by reference to
          Exhibit 4.8 to the annual report on Form 10-K for the year ended May 31, 2003).

4.9 Note and Warrant Amendment Agreement dated January 12, 2004, by and among Workstream Inc., Sands Brothers Venture Capital III LLC, Sands Brothers Venture Capital IV LLC and Sands Brothers & Co., LTD. (incorporated by reference to Exhibit 4.1 to the quarterly report on Form 10-Q for the quarter ended February 29, 2004).

4.10 Note and Warrant Amendment Agreement dated January 12, 2004, by and among Workstream Inc., Crestview Capital Fund, L.P., Crestview Capital Fund II, L.P. and Crestview Capital Offshore Fund, Inc. (incorporated by reference to Exhibit 4.2 to the quarterly report on Form 10-Q for the quarter ended February 29, 2004).

4.11 Warrant to Acquire Common Shares from Workstream Inc. to Standard Securities Capital Corporation dated December 9, 2003 (incorporated by reference to Exhibit 4.3 to the quarterly report on Form 10-Q for the quarter ended February 29, 2004).

4.12 Warrant to Acquire Common Shares from Workstream Inc. to Nathan Low dated December 11, 2003 (incorporated by reference to Exhibit 4.4 to the quarterly report on Form 10-Q for the quarter ended February 29,
          2004).

4.13 Warrant to Acquire Common Shares from Workstream Inc. to Nathan Low dated December 31, 2003 (incorporated by reference to Exhibit 4.5 to the quarterly report on Form 10-Q for the quarter ended February 29,
          2004).

4.14      Form of Common Stock Purchase Warrant (incorporated by reference to
          Exhibit 4.6 to the quarterly report on Form 10-Q for the quarter ended February 29, 2004).

4.15 Registration Rights Agreement dated as of December 9, 2003, by and among Workstream Inc., Standard Securities Capital Corporation and certain purchasers (incorporated by reference to Exhibit 4.7 to the quarterly report on Form 10-Q for the quarter ended February 29,
          2004).

4.16 Registration Rights Agreement dated as of December 11, 2003, by and among Workstream Inc., Nathan Low and Smithfield Fiduciary LLC (incorporated by reference to Exhibit 4.8 to the quarterly report on Form 10-Q for the quarter ended February 29, 2004).

4.17 Registration Rights Agreement dated as of December 31, 2003 by and among Workstream Inc. and certain purchase (incorporated by reference to Exhibit 4.9 to the quarterly report on Form 10-Q for the quarter ended February 29, 2004).

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

10.4 Security Agreement dated April 18, 2002 between Workstream Inc. and Sands Brothers Venture Capital III LLC, as Security Agent for the holders of the Senior Secured Convertible Notes (incorporated by reference to Exhibit 10.19 to the annual report on Form 10-K for the year ended May 31, 2002).

10.5 Guarantee Agreement dated as of April 18, 2002 by Workstream USA, Inc. in favor of the holders of 8% Senior Subordinated Secured Convertible Notes (incorporated by reference to Exhibit 10.20 to the annual report on Form 10-K for the year ended May 31, 2002).

10.6 Joinder Agreement dated May 14, 2002 by and among Workstream Inc., Workstream USA, Inc., Sands Brothers Venture Capital IV LLC, Sands Brothers Venture Capital III LLC, Crestview Capital Fund, L.P., Crestview Capital Fund II, L.P. and Crestview Capital Offshore Fund, Inc. (incorporated by reference to Exhibit 10.21 to the annual report on Form 10-K for the year ended May 31, 2002).

10.7** Employment Agreement dated as of January 27, 2003 between Michael Mullarkey and Workstream Inc. (incorporated by reference to Exhibit
          10.11 to the annual report on Form 10-K for the year ended May 31,
          2003).

10.8** Employment Agreement dated as of May 12, 2003 between David Polansky and Workstream Inc. (incorporated by reference to Exhibit 10.12 to the annual report on Form 10-K for the year ended May 31, 2003).

10.9** Settlement Agreement dated as of May 9, 2003 between Paul Haggard and Workstream Inc. (incorporated by reference to Exhibit 10.13 to the annual report on Form 10-K for the year ended May 31, 2003).

10.10 Merger Agreement dated August 30, 2002, among Workstream Inc., Workstream Acquisition II, Inc. and Xylo, Inc. (incorporated by reference to Exhibit 2.1 to the report on Form 8-K filed September 4,
          2002).

10.11 Term Note dated January 31, 2003 by Workstream Inc., Workstream USA, Inc., 6FigureJobs.com, Inc., Icarian, Inc., RezLogic, Inc., OMNIpartners, Inc. and Xylo, Inc. in favor of Michael Mullarkey (incorporated by reference to Exhibit 10.1 to the quarterly report on Form 10-Q for the quarter ended February 28, 2003).

10.12 Security Agreement dated January 31, 2003 by and among Michael Mullarkey, Workstream Inc., Workstream USA, Inc., 6FigureJobs.com, Inc., Icarian, Inc., RezLogic, Inc., OMNIpartners, Inc., and Xylo, Inc. (incorporated by reference to Exhibit 10.2 to the quarterly report on Form 10-Q for the quarter ended February 28, 2003).

10.13 General Security Agreement dated January 31, 2003 between Workstream Inc. and Michael Mullarkey (incorporated by reference to Exhibit 10.3 to the quarterly report on Form 10-Q for the quarter ended February 28, 2003).

10.14 Securities Purchase Agreement dated as of May 30, 2003 by and among Workstream Inc. and William J. Ritger (incorporated by reference to
          Exhibit 10.18 to the annual report on Form 10-K for the year ended May 31, 2003).

10.15 Securities Purchase Agreement dated as of May 30, 2003 by and among Workstream Inc. and Michael Weiss (incorporated by reference to
          Exhibit 10.19 to the annual report on Form 10-K for the year ended May 31, 2003).

10.16     Form of Securities Purchase Agreement (incorporated by reference to
          Exhibit 10.20 to the annual report on Form 10-K for the year ended May 31, 2003).

10.17 Agreement and Plan of Merger dated May 24, 2004, as amended, by and between Kadiri, Inc., Workstream Inc. and Workstream Acquisition III, Inc. (incorporated by reference to Exhibits 2.1 and 2.2 to the report on Form 8-K filed June 14, 2004).

10.18 Asset Purchase Agreement dated as of July 14, 2003 by and between Perform, Inc. and Workstream Inc. (incorporated by reference to
          Exhibit 10.1 to the quarterly report on Form 10-Q for the quarter ended November 30, 2003).

10.19 Asset Purchase Agreement dated as of March 27, 2004, as amended, by and between Workstream USA, Inc., Workstream Inc. and Peopleview, Inc.
          *

10.20     Form of Subscription Agreement (incorporated by reference to Exhibit
          10.1 to the quarterly report on Form 10-Q for the quarter ended February 29, 2004).

10.21     Form of Securities Purchase Agreement (incorporated by reference to
          Exhibit 10.2 to the quarterly report on Form 10-Q for the quarter ended February 29, 2004).

10.22 Agency Agreement dated December 9, 2003 between Standard Securities Capital Corporation and Workstream Inc.(incorporated by reference to Exhibit 10.3 to the quarterly report on Form 10-Q for the quarter ended February 29, 2004).

10.23 Securities Purchase Agreement dated as of December 11, 2003 by and between Workstream Inc. and Sunrise Securities Corporation (incorporated by reference to Exhibit 10.4 to the quarterly report on Form 10-Q for the quarter ended February 29, 2004).

10.24 Securities Purchase Agreement dated as of December 31, 2003 by and between Workstream Inc. and Sunrise Securities Corporation (incorporated by reference to Exhibit 10.5 to the quarterly report on Form 10-Q for the quarter ended February 29, 2004).

10.25 Institutional Public Relations Retainer Agreement dated December 1, 2003 between Sunrise Financial Group, Inc. and Workstream Inc. (incorporated by reference to Exhibit 10.6 to the quarterly report on Form 10-Q for the quarter ended February 29, 2004).

10.26 Business Advisory Agreement dated as of December 3, 2003, by and between Workstream Inc. and Legend Merchant Group, Inc. (incorporated by reference to Exhibit 10.7 to the quarterly report on Form 10-Q for the quarter ended February 29, 2004).

21.1      List of Subsidiaries.*

23.1      Consent of PricewaterhouseCoopers LLP.*

31.1      Certifications pursuant to Rule 13a-14(a)/15d-14(a).*

32.1      Certifications pursuant to 18 U.S.C. Section 1350.*

----------
* Filed herewith.
** Constitutes a management contract for compensatory plan or arrangement.

                                   SIGNATURES

            Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       WORKSTREAM INC.

                                       By: /s/ Michael Mullarkey
                                           -------------------------------------
                                               Michael Mullarkey,
                                               Chairman of the Board and Chief
                                               Executive Officer

                                       Dated: August 13, 2004

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE                               TITLE                         DATE

 /s/ Michael Mullarkey        Chairman of the Board of           August 13, 2004
----------------------------  Directors and Chief Executive
Michael Mullarkey             Officer (Principal
                              Executive Officer)

/s/ David Polansky            Chief Financial Officer and        August 13, 2004
----------------------------  Secretary (Principal Financial
David Polansky                and Accounting Officer)

 /s/ Arthur Halloran          Director                           August 13, 2004
----------------------------
Arthur Halloran

 /s/ Matthew Ebbs             Director                           August 13, 2004
----------------------------
Matthew Ebbs

/s/ Michael A. Gerrior        Director                           August 13, 2004
----------------------------
Michael A. Gerrior

/s/ Thomas Danis              Director                           August 13, 2004
----------------------------
Thomas Danis

/s/ Cholo Manso               Director                           August 13, 2004
----------------------------
Cholo Manso