Form 10-Q
period 2004-08-31
WORKSTREAM INC
filed 2004-10-15
CIK 1095266

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

(Mark One)

      |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended August 31, 2004

                                       OR

      |_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the transition period from _______________ to ______________

                        Commission file number 001-15503

                                WORKSTREAM INC.
--------------------------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

          N/A                                                Canada
---------------------------------               --------------------------------
(IRS Employer Identification No.)               (State or Other Jurisdiction of
                                                Incorporation or Organization)

495 March Road, Suite 300, Ottawa, Ontario                      K2K 3G1
-------------------------------------------                     -------
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

      Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

      Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes |_| No |X|

      As of August 31, 2004, there were 41,276,162 common shares, without par value, outstanding, excluding 1,046,549 common shares held in escrow.

                                 WORKSTREAM INC.

                                TABLE OF CONTENTS

                                                                               Page No.
Part I.  Financial Information
         Item 1.   Financial Statements
                   Unaudited Consolidated Balance Sheets as of
                       August 31, 2004 and Audited May 31, 2004...................2
                   Unaudited Consolidated Statements of Operations for
                       the Quarters Ended August 31, 2004 and 2003................3
                   Unaudited Consolidated Statements of Comprehensive Loss
                       for the Quarters Ended August 31, 2004 and 2003............4
                   Unaudited Consolidated Statements of Cash Flows
                       for the Quarters Ended August 31, 2004 and 2003...........5
                   Notes to Unaudited Consolidated Financial Statements..........6
         Item 2.   Management's Discussion and Analysis of Financial
                       Condition and Results of Operations.......................27
         Item 3.   Quantitative and Qualitative Disclosures About Market Risk ...39

Part II. Other Information
         Item 2.   Changes in Securities and Use of Proceeds ....................40
         Item 6.   Exhibits and Reports on Form 8-K .............................42
Signatures ......................................................................43

PART I - FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

WORKSTREAM INC.
CONSOLIDATED BALANCE SHEETS
(United States dollars)

                                                      AUGUST 31, 2004    MAY 31, 2004
                                                         UNAUDITED          AUDITED
                                                      -------------------------------
ASSETS
CURRENT ASSETS
   Cash and cash equivalents                           $  9,089,609    $  4,338,466
   Restricted cash                                        3,012,718       2,760,259
   Short-term investments                                   146,970         301,194
   Accounts receivable, net of allowance for doubtful
     accounts of $60,827  (May 31, 2004 - $21,509)        2,785,102       1,379,610
  Prepaid expenses                                          383,553         606,370
  Other assets                                              199,820         147,009
                                                       ----------------------------
                                                         15,617,772       9,532,908
CAPITAL ASSETS                                            1,363,066       1,429,143
OTHER ASSETS                                                114,614          79,073
ACQUIRED INTANGIBLE ASSETS                               10,180,822       9,242,617
GOODWILL                                                 36,234,287      28,598,706
                                                       ----------------------------
                                                       $ 63,510,561    $ 48,882,447
                                                       ============    ============

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
   Accounts payable                                    $  1,756,806    $  1,332,036
   Accrued liabilities                                    1,168,776       2,969,248
   Line of credit                                         2,221,125       1,972,218
   Accrued compensation                                   1,474,756       1,241,441
   Current portion of capital lease obligations             108,534          54,003
   Current portion of leasehold inducements                  50,547          49,533
   Current portion of long-term obligations                  30,461          29,335
   Current portion of related party obligation               72,560         170,369
   Deferred revenue                                       2,294,405       2,065,604
                                                       ----------------------------
                                                          9,177,970       9,883,787
DEFERRED INCOME TAX LIABILITY                               423,915         839,265
CAPITAL LEASE OBLIGATIONS                                    17,438          31,530
LEASEHOLD INDUCEMENTS                                       176,196         185,200
LONG-TERM OBLIGATIONS                                        50,770          56,226
RELATED PARTY OBLIGATIONS                                        --         147,257
                                                       ----------------------------
                                                          9,846,289      11,143,265
COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY
CAPITAL STOCK
   Issued and outstanding, no par value - 41,276,162
     common shares (May 31, 2004 - 33,574,883)           91,100,829      72,705,603
   Additional paid-in capital                             3,562,688       3,605,224
   Accumulated other comprehensive loss                    (991,576)     (1,072,302)
   Accumulated deficit                                  (40,007,669)    (37,499,343)
                                                       ----------------------------
                                                         53,664,272      37,739,182
                                                       ----------------------------
                                                       $ 63,510,561    $ 48,882,447
                                                       ============================

    The accompanying notes are an integral part of these unaudited financial statements.

WORKSTREAM INC.
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
(United States dollars)

                                        THREE MONTHS ENDED AUGUST 31,
                                            2004            2003
                                        ----------------------------
REVENUE                                 $  5,719,129    $  4,178,514
COST OF REVENUES (exclusive of
     depreciation, shown below)            1,071,827         443,350
                                        ----------------------------
GROSS PROFIT                               4,647,302       3,735,164
                                        ----------------------------

EXPENSES
Selling and marketing                      1,727,105       1,067,331
General and administrative                 3,488,015       2,424,432
Research and development                     404,693         111,028
Amortization and depreciation              1,863,604       1,404,436
                                        ----------------------------
                                           7,483,417       5,007,227
                                        ----------------------------
OPERATING LOSS                            (2,836,115)     (1,272,063)
                                        ----------------------------

OTHER INCOME AND (EXPENSE)
Interest and other income                      8,595           1,697
Interest and other expense                   (91,526)       (919,665)
                                        ----------------------------
                                             (82,931)       (917,968)
                                        ----------------------------
LOSS BEFORE INCOME TAX                    (2,919,046)     (2,190,031)
Recovery of deferred income taxes            418,285         439,513
Current income tax (expense) recovery         (7,565)            959
                                        ----------------------------
NET LOSS FOR THE PERIOD                 $ (2,508,326)   $ (1,749,559)
                                        ============================

WEIGHTED AVERAGE NUMBER OF
     COMMON SHARES OUTSTANDING
     DURING THE PERIOD                    37,140,857      21,777,379
                                        ============================

BASIC AND DILUTED NET LOSS
     PER COMMON SHARE                   $      (0.07)   $      (0.08)
                                        =============================

    The accompanying notes are an integral part of these unaudited financial statements.

WORKSTREAM INC.
UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(United States dollars)

                                                   THREE MONTHS ENDED AUGUST 31,
                                                        2004           2003
                                                   -----------------------------
Net loss for the period                             $(2,508,326)   $(1,749,559)
Other comprehensive income (loss):
     Cumulative translation adjustment
       (net of tax of $nil)                              80,726         (1,081)
                                                    --------------------------
Comprehensive loss for the period                   $(2,427,600)   $(1,750,640)
                                                    ==========================

    The accompanying notes are an integral part of these unaudited financial statements.

WORKSTREAM INC.
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
(United States dollars)

                                                               THREE MONTHS ENDED AUGUST 31,
                                                                   2004           2003
                                                               -----------------------------
CASH USED IN OPERATING ACTIVITIES
Net loss for the period                                         $(2,508,326)   $(1,749,559)
Adjustments to reconcile net loss to net cash used in
   operating activities:
Amortization and depreciation                                     1,851,115      1,399,872
Non-cash interest on convertible notes and notes payable             51,636        833,423
Recovery of deferred income taxes                                  (418,285)      (439,513)
Net change in operating components of working capital            (1,485,955)      (365,284)
                                                                --------------------------
                                                                 (2,509,815)      (321,061)
                                                                --------------------------
CASH USED IN INVESTING ACTIVITIES
Acquisition of capital assets                                       (47,093)            --
Cash paid for business acquisitions                              (2,146,679)      (169,971)
(Increase)/decrease in restricted cash                             (158,414)        74,658
Sale (purchase) of short-term investments                           158,414        (74,658)
                                                                --------------------------
                                                                 (2,193,772)      (169,971)
                                                                --------------------------
CASH FROM FINANCING ACTIVITIES
Proceeds from exercise of warrants                                   51,455             --
Proceeds from share and warrants issuance                         9,999,988        950,000
Cost related to the registration and issuance of common stock       (64,834)            --
Capital lease payments                                              (21,675)       (42,091)
Shareholder loan repayment                                         (392,499)       (52,500)
Repayment of bank debt                                              (48,342)       (67,316)
Proceeds from bank financing                                        234,027             --
Repayment Bravanta bridge loan                                     (335,863)            --
Repayment related to lease settlement                                    --        (75,000)
Long-term debt repayments                                            (7,537)        (7,342)
                                                                --------------------------
                                                                  9,414,720        705,751
                                                                --------------------------

EFFECT OF EXCHANGE RATE CHANGES                                      40,010          7,574
                                                                --------------------------

INCREASE  IN CASH AND
     CASH EQUIVALENTS FOR THE PERIOD                              4,751,143        222,293
CASH AND CASH EQUIVALENTS, BEGINNING OF
      THE PERIOD                                                  4,338,466        255,173
                                                                --------------------------
CASH AND CASH EQUIVALENTS, END OF
     THE PERIOD                                                 $ 9,089,609    $   477,466
                                                                ==========================

SUPPLEMENTAL CASH FLOW INFORMATION
     Non cash payments to consultants                           $        --    $   331,250
     Interest paid                                              $    39,892    $   133,490

    The accompanying notes are an integral part of these unaudited financial statements.

                                 WORKSTREAM INC.
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1: NATURE OF OPERATIONS

      Workstream Inc. ("Workstream" or the "Company"), formerly E-Cruiter.com, is a provider of services and Web-based software for Human Capital Management ("HCM"). HCM is the process by which companies recruit, train, evaluate, motivate and retain their employees. Workstream offers software and services that address the needs of companies to more effectively manage their human capital management function. Workstream's software provides a range of solutions for their needs, including creating and managing job requisitions, advertising job opportunities, tracking candidates, screening applicants, searching resumes, operating customized career web sites, processing hiring information, creating internal and external reports to evaluate the staffing process, evaluating and managing employee's job performance, managing corporate compliance and offering rewards and benefits that promote employee retention. Workstream also provide services through a web-site where job-seeking senior executives can search job databases and post their resumes, and companies and recruiters can post position openings and search for qualified senior executive candidates. In addition, Workstream offers recruitment research, resume management and outplacement services.

NOTE 2: BASIS OF PRESENTATION

      The consolidated financial statements included herein have been prepared by Workstream in accordance with United States generally accepted accounting principles. All amounts presented in these financials statements are presented in United States dollars unless otherwise noted. The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. The earnings of the subsidiaries are included from the date of acquisition. At August 31, 2004, the Company's subsidiaries are Workstream USA Inc., 3451615 Canada Inc., Paula Allen Holdings, Inc., OMNIpartners, Inc., RezLogic, Inc., 6FigureJobs.com, Inc., Icarian Inc., Xylo, Inc., Kadiri, Inc and Bravanta, Inc. In management's opinion, all adjustments necessary for fair presentation are reflected in the financial statements. All adjustments made are normal and recurring in nature.

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

      Significant estimates are made in the methodology used to assess goodwill impairment. These estimates include future cash flows as well as future short-term and long-term growth rates. It is reasonably possible that those estimates may change in the near-term, significantly affecting future assessments of goodwill impairment.

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

      The Company's Enterprise Workforce Services revenue consists of Recruitment Systems Services, Recruitment Services, Applicant Sourcing and Exchange Services, Performance Management Services, Employee Portal Services, Rewards Services and Resume Management software services.

      The Company makes sales to Recruitment Systems Services and Performance Management Systems Services' clients based on contracts typically for a one-year term with automatic renewal. Clients are charged a monthly subscription fee for concurrent user access licenses, career site hosting, on-line reporting and other services. Revenue is recognized ratably over the contract period. The Company recognizes revenue from the sale of software licenses in accordance with American Institute of Certified Public Accountants ("AICPA") Statement of Position ("SOP") No. 97-2 Software Revenue Recognition, and SOP No. 98-9, Modification of SOP 97-2, with Respect to Certain Transactions when all of the following conditions are met: a signed contract or purchase order; the software has been shipped or electronically delivered; the license fee is fixed or determinable; and the Company believes that the collection of these fees is reasonably assured. For contracts, which involve significant implementation or other services which are essential to the functionality of the software and which are reasonably estimable, the license and services revenue is recognized over the period of each implementation, primarily using the percentage-of-completion method. Labor hours incurred are used as the measure of progress towards completion. A provision for estimated losses on engagements is made in the period in which the losses become probable and can be reasonably estimated. In cases where a sale of a license does not include significant implementation services, license revenue is recorded upon delivery with an appropriate deferral for maintenance services, if applicable, provided all of the other relevant conditions have been met. The total fee from the arrangement is allocated based on Vendor Specific Objective Evidence ("VSOE") of fair value of each of the undelivered elements. Maintenance agreements are typically priced based on a percentage of the product license fee and have a one-year term, renewable annually. VSOE of fair value for maintenance is established based on the stated renewal rates. Services provided to customers under maintenance agreements include technical product support and unspecified product upgrades. VSOE of fair value for the professional service element is based on the standard hourly rates the Company charges for services when such services are sold separately. Deferred revenues from advanced payments for maintenance agreements are recognized ratably over the term of the agreement, which is typically one year. For Recruitment Services, the Company bills its clients based on a per-hour fee and recognizes the revenue once the project is completed. For Applicant Sourcing and Exchange Services and Employee Portal Services, the Company bills based on a subscription basis and recognizes the revenue ratably over the term of the subscription. The Company also bills its clients for product sales through some of its websites. The Company recognizes the related revenue when the product has been shipped. For the Rewards Services, the Company bills its clients for consulting and technology services related to the sale of enterprise incentive and recognition programs and for product sales used as awards by the client for its employees. The service and technology revenue is recognized ratably over the expected life of the underlying customer contract. The award product revenue is recognized as the related award is sold and shipped, title has transferred to the customer and collection is reasonably assumed. For the Resume Management Services, the Company bills its clients for job postings and matching of resumes per descriptions that the client provides, or for quantity-based job posting packages. The revenue is recognized when the service is provided.

      For Career Transition Services, the Company bills the client 50% when the assignment starts and the remaining 50% when the assignment is completed. The Company recognizes this revenue when services have been completed.

Stock-Based Compensation

      Statement of Financial Accounting Standards (SFAS) No. 123, Accounting for Stock-Based Compensation, defines a fair value method of accounting for issuance of stock options and other equity investments. Under the fair value method, compensation cost is measured at the grant date based on the fair value of the award and is recognized over the service period, which is usually the vesting period. Pursuant to SFAS No. 123, companies are encouraged, but not required, to adopt the fair value method of accounting for employee stock-based transactions. Companies are also permitted to continue to account for such transactions under Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, but if they do so they are required to disclose in a note to the financial statements pro forma net income amounts as if the Company had applied the fair value method of accounting.

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

Goodwill and Acquired Intangible Assets

      Goodwill represents the excess of the costs over the estimated fair value of the net assets of businesses acquired. During 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 141, "Business Combinations". This standard is effective for all business combinations initiated after June 30, 2001, and requires that the purchase method of accounting be used for all business combinations initiated after that date. The Company has applied SFAS No. 141 to each of its acquisitions completed during fiscal 2002, fiscal 2003, fiscal 2004 and the three months ended August 31, 2004.

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

      Intangible assets with a finite useful life recorded as a result of acquisition transactions are amortized over their estimated useful lives as follows:

      Acquired technologies.................  3 years straight line
      Customer base.........................  3 years straight line
      Intellectual property.................  5 years straight line

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

Reporting Currency

      The Company uses the US dollar as its reporting currency.

Foreign Currency Translation and Foreign Transactions

      The financial statements of the parent company have been translated into United States dollars in accordance with SFAS No. 52, Foreign Currency Translation. The Company's subsidiaries use their local currency, which is the United States dollar, as their functional currency. The functional currency of the parent company is the Canadian dollar, and all balance sheet amounts of the parent company with the exception of Shareholders' Equity have been translated using the exchange rates in effect at year-end. Shareholder's Equity accounts are translated using the exchange rate in effect at the time of each equity transaction. Income statement amounts have been translated using the average exchange rate for the period. The gains and losses resulting from the translation of foreign currency statements into the United States dollar are reported in comprehensive income for the period and accumulated other comprehensive income.

      Gains or losses on foreign currency transactions are recognized in income when incurred.

NOTE 4: RESTRICTED CASH AND SHORT-TERM INVESTMENTS

      The following is a summary of the Company's restricted cash and short-term investments as at August 31, 2004 and May 31, 2004:

                                               August 31, 2004      May 31, 2004
                                               ---------------------------------
Restricted cash                                  $3,012,718         $2,760,259
Short-term investments                           $  146,970         $  301,194

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

NOTE 5: ALLOWANCE FOR DOUBTFUL ACCOUNTS

                                                 August 21, 2004    May 31, 2004
                                                 -------------------------------
Balance at beginning of the period                   $ 21,509       $ 55,828
Charged to costs and expenses                          39,262         55,966
Write-offs and effect of exchange rate                     56        (90,285)
                                                 -------------------------------
Balance at end of the period                         $ 60,827       $ 21,509
                                                 ===============================

NOTE 6: ACQUISITION TRANSACTIONS

Acquisition of Peoplebonus.com LLC.

      On June 21, 2004, the Company acquired certain assets of Peoplebonus.com LLC ("Peoplebonus"), a Delaware limited liability company. As consideration for the sale, the Company issued 180,506 common shares (72,202 common shares valued at $200,000 and 108,304 common shares held in escrow) , made a cash payment of $25,000 held in escrow and assumed a promissory note for $100,000. In addition, the Company made a cash payment of $105,000 to Peoplebonus. The primary reason for the Peoplebonus acquisition is the expansion and enhancement of our HCM solutions that the Peoplebonus' products and services enables us to achieve. Peoplebonus' products and services are designed to streamline the way a company processes and handles resumes. Peoplebonus' artificial intelligence data mining software can search for key words and phrases from within a resume and score the resume based on learned search criteria.

      The consolidated financial statements presented herein include the results of operations of Peoplebonus from June 22, 2004.

      Management prepared a valuation of the net tangible and intangible assets acquired.

      The preliminary purchase price has been allocated as follows:

Share consideration                                                     $200,000
Cash consideration                                                       105,000
Note payable (discounted)                                                 95,798
Escrow funds                                                              25,000
Acquisition costs                                                         23,775
                                                                        --------
Total purchase costs                                                    $449,573
                                                                        ========

Current assets                                                        $   3,080
Tangible long term assets                                                 9,080
Current liabilities                                                        (644)
Acquired technology                                                     438,057
                                                                      ---------
Total net identifiable assets                                         $ 449,573
                                                                      =========

Acquisition of Bravanta, Inc.

      On July 27, 2004, the Company acquired Bravanta, Inc., a Delaware corporation. As consideration for the sale, the Company issued Bravanta 2,427,125 common shares, and 244,939 additional common shares will be issued to the former management of Bravanta upon receipt by the Company of completed and satisfactory accredited investor questionnaires and other related documentation from them. The total aggregate value of the shares is $7,107,693. 400,000 of the issued shares are being held in escrow to cover indemnity obligations covering breaches of representations and warranties. These shares are not considered contingent and therefore have been included in the purchase price at the time of acquisition. In addition, the Company made cash payments in an amount equal to $2,051,120 to meet some of Bravanta's obligations prior to the finalization of the asset purchase agreement with Bravanta. Bravanta is a provider of enterprise incentive and recognition programs. The primary reason for the Bravanta acquisition is that it enables the Company to expand its customer base, expand rewards and incentives products and services, and increase recurring revenues.

      The consolidated financial statements presented herein include the results of operations of Bravanta from July 28, 2004.

      Management obtained an independent valuation of intangible assets acquired and prepared a valuation of net tangible assets acquired. The excess of the purchase price over the value of the net tangible and identifiable intangible assets acquired has been allocated to goodwill.

      The preliminary purchase price has been allocated as follows:

Share consideration                                                 $ 7,107,693
Cash consideration                                                    2,051,120
Closing costs                                                           155,000
                                                                    -----------
Total purchase costs                                                $ 9,313,813
                                                                    ===========

Current assets                                                      $   982,089
Tangible long-term assets                                                86,310
Other assets                                                             35,005
Deferred tax asset                                                      861,000
Current liabilities                                                  (1,191,555)
Intangible assets:
  Trademarks                                                            645,000
  Customer relationship                                                 837,000
  Acquired technology                                                   670,000
Future tax liabilities                                                 (861,000)
Other liabilities                                                       (61,624)
Goodwill                                                              7,311,588
                                                                    -----------
Total net identifiable assets                                       $ 9,313,813
                                                                    ===========

CONTINGENT CONSIDERATION

      As of August 31, 2004, a total of 1,046,549 common shares were held in escrow relating to acquisitions as further described below. This total consists of 323,625 common shares relating to the Company's acquisition of 6FigureJobs.com, 614,620 common shares relating to the Company's acquisition of Kadiri, and 108,304 relating to the Company's acquisition of Peoplebonus. Management believes that the common shares related to the 6FigureJobs.com acquisition will not be released from escrow and issued to the former shareholders of 6FigureJobs.com.

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

      As of May 31, 2004, there were 950,000 common shares held in escrow pursuant to the purchase agreement with Kadiri. In July 2004, 335,380 shares valued at $828,389 that were held in escrow were released as a result of the resolution of a dispute between Kadiri and one of its clients, Bank of America Technology and Operations, Inc, reducing the common shares held in escrow to 614,620 as of August 31, 2004. These shares are to be released from escrow if certain revenue and cash generation targets are achieved during each fiscal quarter through November 30, 2005 or if there is not any indemnification claims for breaches of representation and warranties.

      Pursuant to the purchase agreement with Peoplebonus, 108,304 additional common shares are being held in escrow and will be released if certain revenue and cash generation targets of the acquired business are met or if there are not any indemnification claims for breaches of representations and warranties.

UNAUDITED PRO FORMA FINANCIAL INFORMATION

      The following unaudited pro forma financial information gives effect to the significant acquisitions (Kadiri and Bravanta) made subsequent to first quarter 2004 by Workstream as if the transactions occurred as of June 1, 2003.

                                                  For the three months ended
                                                           August 31,
                                                     2004             2003
                                                 ------------      ------------
REVENUE                                          $  6,905,477      $  6,080,220
COST OF REVENUES (exclusive of
     depreciation, shown below)                     1,897,768         1,783,355
                                                 ------------      ------------
GROSS PROFIT                                        5,007,709         4,296,865
                                                 ------------      ------------

EXPENSES
Selling and marketing                               1,728,373         2,011,035
General and administrative                          4,346,035         4,643,369
Research and development                              404,693           682,865
Amortization and depreciation                       1,994,730         2,000,041
                                                 ------------      ------------
                                                    8,473,831         9,337,310
                                                 ------------      ------------
OPERATING LOSS                                     (3,466,122)       (5,040,445)
                                                 ------------      ------------

OTHER INCOME AND (EXPENSE)
Interest and other income                               8,595            10,631
Interest and other expense                           (352,832)         (971,748)
                                                 ------------      ------------
                                                     (344,237)         (961,117)
                                                 ------------      ------------

LOSS BEFORE INCOME TAX                             (3,810,359)       (6,001,562)

Recovery of deferred income taxes                     418,285           439,513
Current income tax (expense) recovery                  (7,565)              959
                                                 ------------      -----------
NET LOSS FOR THE PERIOD                          $ (3,399,639)     $ (5,561,090)
                                                 ============      ============

WEIGHTED AVERAGE NUMBER OF
     COMMON SHARES OUTSTANDING
     DURING THE PERIOD                             37,140,857        29,399,916
                                                 ============      ============
BASIC AND DILUTED NET LOSS
     PER COMMON SHARE                            $      (0.09)     $      (0.19)
                                                 ============      ============

NOTE 7: CAPITAL ASSETS

Property and equipment consists of the following:

                                     August 31, 2004                May 31, 2004
                                --------------------------    -------------------------
                                              Accumulated                  Accumulated
                                   Cost       Amortization       Cost      Amortization
                                --------------------------    -------------------------
Furniture, equipment
   and leaseholds               $ 1,425,136    $   772,788    $ 1,393,844   $   695,967
Office equipment                    299,922        239,907        293,814       226,992
Computers and software            4,282,530      3,631,827      4,049,582     3,385,138
                                --------------------------    -------------------------
                                  6,007,588    $ 4,644,522      5,737,240   $ 4,308,097
                                --------------------------    -------------------------
Less accumulated amortization    (4,644,522)                   (4,308,097)
                                --------------------------    -------------------------
Net capital assets              $ 1,363,066                   $ 1,429,143
                                ===========================    =========================

As of August 31, 2004 capital assets include net assets under capital lease of $58,844 (May 2004 - $13,938) which is net of accumulated amortization of $331,952 (May 2004 - $121,161).

NOTE 8: ACQUIRED INTANGIBLE ASSETS

Depreciable intangible assets consists of the following:

                                                   August 31, 2004   May 31, 2004
                                                   ---------------   ------------
Customer base                                        $  5,023,182    $  4,186,182
Acquired technologies                                  15,599,578      14,513,943
Trademarks, domain names and intellectual property      1,322,760         677,760
                                                   ---------------   ------------
Total cost                                             21,945,520      19,377,885
                                                   ---------------   ------------

Accumulated amortization:
Customer base                                          (3,275,833)     (2,930,512)
Acquired technologies                                  (8,189,741)     (6,950,270)
Trademarks, domain names and intellectual property       (299,124)       (254,486)
                                                   ---------------   ------------
Total accumulated amortization                        (11,764,698)    (10,135,268)
                                                   ---------------   ------------

Net acquired intangible assets                       $ 10,180,822    $  9,242,617
                                                   ==============================

      Amortization of intangible assets was $1,629,430 and $1,182,244 for the three months ended August 31, 2004 and August 31, 2003, respectively. The estimated amortization expense related to intangible assets in existence as of August 31, 2004, over the next fiscal periods is as follows:

      Remainder of fiscal 2005:  $ 4,562,946
                   Fiscal 2006:  $ 2,935,007
                          2007:  $ 2,231,509
                          2008:  $   256,861
                          2009:  $   173,000
                          2010:  $    21,499

NOTE 9: GOODWILL

                                         ENTERPRISE    CAREER
                                         WORKFORCE    TRANSITION
                                         SERVICES      SERVICES       TOTAL
                                        ---------------------------------------
Goodwill at May 31, 2003                $ 9,570,100   $ 7,813,337   $17,383,437
                                        ---------------------------------------
Acquisitions during the year             11,125,760            --    11,125,760
Purchase price allocation
   adjustments made within
   one year of acquisition date              89,509            --        89,509
                                        ---------------------------------------
Goodwill at May 31, 2004                 20,785,369     7,813,337    28,598,706
                                        ---------------------------------------

Acquisitions during the period            7,311,588            --     7,311,588
Purchase price allocation adjustments
   made within one year
   of acquisition date                      323,993            --       323,993
                                        ---------------------------------------
Goodwill at August 31, 2004             $28,420,950   $ 7,813,337   $36,234,287
                                        ---------------------------------------

NOTE 10: LINES OF CREDIT

      At August 31, 2004, the Company had an aggregate of $2,221,125 outstanding on a line of credit from the Bank of Montreal ("BMO").

                                                 August 31, 2004    May 31, 2004
                                                 -------------------------------
Line of credit - Bank of Montreal                  $2,221,125       $1,972,218
                                                 ===============================

      The line of credit with the Bank of Montreal bears interest at the bank's prime rate plus 1%. The Company is permitted to draw up to CDN (Canadian dollars) $3,000,000 against this facility based on compensating balances on deposit with the bank. The Company has drawn CDN $2,916,340 as of August 31, 2004. The Company has provided collateral of CDN $3,000,000, leaving CDN $83,660 available to be drawn on this line.

      As of August 31 and May 31, 2004, a total of $3,012,718 and $2,760,259, respectively, of short-term deposits were pledged to the institutions below as collateral for the line of credit, credit card reserve, term loan, letters of credit for facility leases, as well as for Workstream's credit card with the Bank of Montreal and therefore were restricted from the Company's use:

                                                          August 31, 2004   May 31, 2004
                                                          -----------------------------
Bank of America - credit card reserve                       $  199,786       $  199,786
Silicon Valley Bank - letter of credit for facility lease       77,594           77,594
Bank of Montreal - term loan, line of credit and letters
    of credit for facility leases, and BMO credit card       2,735,338        2,482,879
                                                          -----------------------------
                                                            $3,012,718       $2,760,259
                                                          ==============================

NOTE 11: LONG-TERM OBLIGATIONS

      Long-term obligations consists of the following:

                                             August 31, 2004      May 31, 2004
                                             ---------------------------------
Term loan                                         $81,231           $85,561
Less: current portion                              30,461            29,335
                                             ---------------------------------
                                                  $50,770           $56,226
                                             =================================

      Long-term obligations represents a five year term loan maturing in May 2007 with monthly principal payments of CDN $3,333 with the Bank of Montreal that bears interest at the Bank's prime rate plus 2.0%. Collateral has been provided as described in note 10.

      As of August 31, 2004 the maturities for long-term obligations are as follows:

      Remainder of fiscal 2005:       $22,846
                   Fiscal 2006:        30,461
                          2007:        27,924
                                      -------
                                      $81,231
                                      =======

NOTE 12: RELATED PARTY OBLIGATIONS

      Related party obligations consist of the following:

                                               August 31, 2004     May 31, 2004
                                               --------------------------------
Note payable                                      $ 72,560                 --
Shareholder  loans                                      --           $317,626
                                               --------------------------------
                                                    72,560            317,626
Less: current portion                               72,560            170,369
                                               --------------------------------
                                                        --           $147,257
                                               ================================

      As of August 31, 2004, the note payable consists of a note payable assumed as part of the acquisition of Peoplebonus which is non-interest bearing and is repayable in monthly installments of $8,333 beginning in June 2004 and ending in May 31, 2005. The Company recorded the present value of the note payable at the time of the acquisition utilizing an 8% discount rate. Imputed interest is charged to expense over the term to maturity. As of August 31, 2004 this obligation matures in fiscal 2005.

      As of May 31, 2004 the shareholder loans consisted of a term loan assumed as part of the acquisition of Paula Allen Holdings which was non-interest bearing and was repayable in quarterly installments of $52,500 beginning in April 2001 and ending in January 2006. The Company recorded the present value of these shareholder notes at the time of the acquisition utilizing a 15% discount rate. Imputed interest was charged to expense over the term to maturity. As of August 31, 2004, the Company has paid the loans in full and expensed the remaining unamortized interest during the first three months of fiscal 2005.

NOTE 13: CAPITAL LEASE OBLIGATIONS

      Capital lease obligations consist of the following:

                                              August 31, 2004    May 31, 2004
                                              -------------------------------
Capital leases                                   $125,972         $ 85,533
Less: current portion                             108,534           54,003
                                              -------------------------------
                                                 $ 17,438         $ 31,530
                                              ===============================

      Capital lease obligations relate to office equipment, computers and software and bear interest at rates that range from 7.5% to 32.2% per annum. These leases mature at various times through October 2005.

NOTE 14: CONTINGENCIES

      OMNIpartners filed a lawsuit against U.S. Vehicle and its principals alleging a breach of its sublease agreement with OMNIpartners. This action was filed on April 18, 2002 in the Clark County District Court in Nevada. In this action, OMNIpartners seeks approximately $115,000 for unpaid rents, maintenance charges and other charges as well as an undetermined amount for attorneys' fees.

      The Company is currently involved in a lawsuit with the former shareholders of 6FigureJobs.com, Inc., a company acquired in October 2001. Under the terms of the purchase agreement pursuant to which the Company acquired 6FigureJobs.com, 323,625 common shares were held in escrow to be issued to the former shareholders of 6FigureJobs.com provided that certain revenue and profit targets were achieved. The Company determined that the revenue and profit targets were not achieved, but the representative of the former 6FigureJobs.com shareholders disputed that determination and filed a lawsuit against the Company with regard to the escrowed shares.

      The Company is subject to other legal proceedings and claims which arise in the ordinary course of our business. The Company does not believe that the resolution of such actions will materially affect the Company's business, results of operations or financial condition.

NOTE 15: FINANCIAL INSTRUMENTS

      For certain of the Company's financial instruments, including accounts receivable, accounts payable, restricted cash and other accrued charges, the carrying amounts approximate the fair value. Cash equivalents, short-term investments, bank line of credit, capital lease obligations and long-term obligations are carried at cost which management believes approximates their fair value due to their short-term to maturity and the relative stability of fixed interest rates. The terms of the Company's related party obligations are set out in note 12.

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

NOTE 16: SHARE CAPITAL

      The authorized share capital consists of an unlimited number of no par value common shares, an unlimited number of Class A Preferred Shares, no par value per share (the "Class A Preferred Shares"), and an unlimited number of Series A Convertible Preferred Shares, no par value per share (the "Series A Shares"). There were 41,276,162 common shares outstanding as of August 31, 2004 (May 31, 2004 - 33,574,883). As of August 31, 2004, an additional 1,046,549 shares were being held in escrow for contingent considerations as a result of the terms of acquisitions. (See note 6) These shares are to be released from escrow if certain revenue, profit, and/or cash generation targets are achieved or if there are not any indemnification claims for breaches of representation and warranties. Management believes that the profit and/or revenue targets of the 6FigureJobs.com have not been met, and believes that the escrow shares related to the 6FigureJobs.com acquisition will be cancelled. The periods covered by the escrow agreements extend until November 30, 2005. As of August 31, 2004, there were no Class A Preferred Shares or Series A Shares outstanding.

      In June 2004, the Company released from escrow 50,000 common shares held in escrow pursuant to the purchase agreement entered into in connection with the Company's acquisition of Peopleview, Inc. These shares were valued at $139,500.

      In June 2004, the Company acquired certain assets of Peoplebonus.com LLC, a resume management services provider. As consideration for the sale, the Company issued 72,202 common shares valued at $200,000. An additional 108,304 shares are held in escrow. In addition, the Company made a cash payments of $25,000 to be held in escrow and assumed a promissory note for $100,000. In addition, the Company made a cash payment of $105,000.

      In July 2004, 335,380 shares valued at $828,389 that were held in escrow were released as a result of the resolution of a pre-acquisition liability between Kadiri and one of its clients, Bank of America Technology and Operations, Inc.

      In July 2004, the Company issued an aggregate of 4,444,439 common shares at $2.25 per common share to William Blair & Company and entities for which it serves as investment advisor and Crestview Capital Fund L.P. in a private placement resulting in aggregate proceeds of $9,999,988. The proceeds from the sale will be used for working capital and future acquisitions. The private placement was exempt from registration under Rule 506 of the Securities Act of 1933.

      In July 2004, the Company acquired Bravanta, Inc., a provider of enterprise incentive and recognition programs. As consideration for the sale, the Company issued 2,427,125 common shares and 244,939 common shares will be issued to the former management of Bravanta upon receipt by the Company of completed and satisfactory accredited investor questionnaires and other related documentation from them. The common shares had an aggregate value of $7,107,693. 400,000 of the issued shares are held in escrow to cover indemnity obligations covering breaches of representations and warranties contained in the merger agreement. In addition, the Company made cash payments in the amount of $2,051,120 to meet some of Bravanta's obligations prior to the finalization of the purchase agreement.

      In July 2004, 92,891 common shares valued at $230,000 were issued to the former shareholders of Trimbus, Inc., a company acquired by Kadiri prior to the Company's acquisition of Kadiri. The shares were issued as fulfillment for Kadiri's commitment to Trimbus per their original acquisition agreement.

Note 17: SEGMENTED AND GEOGRAPHIC INFORMATION

      The following is a summary of the Company's operations by business segment and by geographic region for the three month period ended August 31, 2004 and August 31, 2003.


                                       ENTERPRISE     CAREER
                                       WORKFORCE     TRANSITION
                                       SERVICES       SERVICES       TOTAL
                                     -------------------------------------------
BUSINESS SEGMENT

THREE MONTHS ENDED AUGUST 31, 2004
Revenue                              $ 4,180,715    $ 1,538,414    $ 5,719,129
Expenses                               6,432,459      1,769,743      8,202,202
                                     -------------------------------------------
Business segment loss                $(2,251,744)   $  (231,329)    (2,483,073)
                                     ===========================================
Corporate overhead, other revenues
     And expenses                                                      (25,253)
                                                                   -------------
Net loss                                                           $(2,508,326)
                                                                   =============

                                       ENTERPRISE     CAREER
                                       WORKFORCE     TRANSITION
                                       SERVICES       SERVICES       TOTAL
                                     -------------------------------------------
AS AT AUGUST 31, 2004
Business segment assets              $ 8,625,128    $   307,996    $ 8,933,124
Intangible assets                     10,065,822        115,000     10,180,822
Goodwill                              28,420,949      7,813,338     36,234,287
                                     -------------------------------------------
                                     $47,111,899    $ 8,236,334     55,348,233
                                     ===========================================
Assets not allocated to business
     segments                                                        8,162,328
                                                                   -------------
Total assets                                                       $63,510,561
                                                                   =============


                                       ENTERPRISE     CAREER
                                       WORKFORCE     TRANSITION
                                       SERVICES       SERVICES       TOTAL
                                     -------------------------------------------
BUSINESS SEGMENT

THREE MONTHS ENDED AUGUST 31, 2003
Revenue                              $ 2,672,814    $ 1,505,700    $ 4,178,514
Expenses                               3,246,289      1,788,498      5,034,787
                                     -------------------------------------------
Business segment loss                $  (573,475)   $  (282,798)      (856,273)
                                     ===========================================
Corporate overhead, other revenues
     and expenses                                                     (893,286)
                                                                   -------------
Net loss                                                           $(1,749,559)
                                                                   =============

AS AT AUGUST 31, 2003
Business segment assets              $ 3,372,037    $   129,452    $ 3,501,489
Intangible assets                      7,483,451        420,770      7,904,221
Goodwill                               9,633,247      7,813,338     17,446,585
                                     -------------------------------------------
                                     $20,488,735    $ 8,363,560     28,852,295
                                     ===========================================
Assets not allocated to business
     segments                                                        1,334,032
                                                                   -------------
Total assets                                                       $30,186,327
                                                                   =============

                                        CANADA          USA          TOTAL
                                     -------------------------------------------
GEOGRAPHY

THREE MONTHS ENDED
 AUGUST 31, 2004
Revenue                              $   534,790    $ 5,184,339    $ 5,719,129
Expenses                                 504,796      8,050,448      8,555,244
                                     -------------------------------------------
Geographical loss                    $    29,994    $(2,866,109)    (2,836,115)
                                     ===========================================
Other revenues and expenses                                            327,789
                                                                   -------------
Net loss                                                           $(2,508,326)
                                                                   =============

                                        CANADA          USA          TOTAL
                                     -------------------------------------------
AS AT AUGUST 31, 2004
Geographic segment assets
   excluding goodwill and
   intangibles                       $ 5,050,636    $58,459,925    $63,510,561
                                     ===========================================

                                        CANADA          USA          TOTAL
                                     -------------------------------------------
GEOGRAPHY

THREE MONTHS ENDED
AUGUST 31, 2003
Revenue                              $   444,370    $ 3,734,144    $ 4,178,514
Expenses                                 579,442      4,870,794      5,450,236
                                     -------------------------------------------
Geographical loss                    $  (135,072)   $(1,136,650)    (1,271,722)
                                     ===========================================
Other revenues and expenses                                           (477,837)
                                                                   -------------
Net loss                                                           $(1,749,559)
                                                                   =============

AS AT AUGUST 31, 2003
Geographic segment assets            $ 2,725,195    $27,461,132    $30,186,327
                                     ===========================================

Note 18: RECENT ACCOUNTING PRONOUNCEMENTS

None.

Note 20: EARNINGS PER SHARE

      For all the periods presented, diluted net loss per share equals basic net loss per share due to the antidilutive effect of employee stock options, warrants and escrowed shares. The following outstanding instruments could potentially dilute basic earnings per share in the future:

                                                               August 31, 2004
                                                               ---------------
Stock options                                                      2,263,213
Escrowed shares                                                    1,046,549
Warrants issued to investors                                         133,333
Warrants issued with convertible notes                               712,179
Warrants issued to private placement agents                          412,500
Warrants issued to consultant                                        100,000
Warrants issued through acquisition                                   50,000
Underwriter warrants                                                 440,000
                                                               ---------------
Potential increase in number of shares from dilutive instruments   5,157,774
                                                               ===============

The weighted average price of the options exercisable at August 31, 2004 was
$1.80

Note 21: STOCK BASED COMPENSATION PLANS

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

                                                   Three Months Ended August 31,
                                                        2004         2003
                                                       -----        ------
Risk free interest rates                                3.73%        2.37%
Expected dividend yield                                    0%           0%
Expected volatility                                       70%         111%
Expected lives (in years)                                3.5          3.5

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

      The following reflects the impact on results of operations if the Company had recorded additional compensation expense relating to the employee stock options:

                                           For the Three Months Ended August 31,
                                                 2004                  2003
                                           -------------------------------------
Net loss, as reported                            $ (2,508,326)     $ (1,749,559)
Estimated incremental share based
     compensation expense                            (129,176)         (175,930)
                                           -------------------------------------
Pro forma net loss                               $ (2,637,502)     $ (1,925,489)
                                           =====================================
Weighted average common shares
     outstanding during the period                 37,140,857        21,777,379
                                           =====================================

Basic and diluted loss per share, as
     Reported                                    $      (0.07)     $      (0.08)
                                           =====================================
Pro forma basic and diluted loss
     per share                                   $      (0.07)     $      (0.09)
                                           =====================================

Note 22: SUBSEQUENT EVENTS

      In October 2004, the Company signed a definitive agreement to acquire the assets of privately held HRSoft, LLC, a provider of Talent Management software and services for Global 2000 companies.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

      Certain statements discussed in Item 2 (Management's Discussion and Analysis of Financial Condition and Results of Operations), and Item 3 (Quantitative and Qualitative Disclosures About Market Risk) and elsewhere in this Form 10-Q constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements concerning Management's expectations, strategic objectives, business prospects, anticipated economic performance and financial condition and other similar matters involve known and unknown risks, uncertainties and other important factors that could cause the actual results, performance or achievements of results to differ materially from any future results, performance or achievements discussed or implied by such forward-looking statements. Such risks, uncertainties and other important factors are described in Item 7 (Management's Discussion and Analysis of Financial Condition and Results of Operations) of the Company's Form 10-K for the fiscal year ended May 31, 2004. The words "estimate," "project," "intend," "believe," "plan" and similar expressions are intended to identify forward-looking statements. Forward-looking statements speak only as of the date of the document in which they are made. The Company disclaims any obligation or undertaking to provide any updates or revisions to any forward-looking statement to reflect any change in the Company's expectations or any change in events, conditions or circumstances on which the forward-looking statement is based.

      The following discussion and analysis should be read in conjunction with our unaudited consolidated financial statements and accompanying notes for the three month period ended August 31, 2004. All figures are in United States dollars, except as otherwise noted.

      Management has prepared unaudited pro forma financial information which can be found in Note 6 of the unaudited financial statements. Management's discussion and analysis refers to this information. All pro forma financial information gives effect to the acquisitions made by us as if the transactions had occurred as of June 1, 2003.

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

      We have two distinct operating segments, which are the Enterprise Workforce Services and Career Transition Services segments. The Enterprise Workforce Services segment consists of recruiting systems, recruitment services, applicant sourcing and exchange, employee portal, rewards systems, resume management systems, performance management systems services and compensation management systems services. The Career Transition Services segment consists of outplacement services.

      Our business changed significantly beginning in fiscal 2002. During fiscal 2002, we completed the acquisition of Paula Allen Holdings, OMNIpartners, 6FigureJobs.com, RezLogic, ResumeXpress and Tech Engine. During fiscal 2003, we completed the acquisition of Icarian, PureCarbon and Xylo. During fiscal 2004, we completed the acquisitions of Perform, Peopleview and Kadiri. During the first three months of fiscal 2005, we completed the acquisitions of Peoplebonus and Bravanta. Subsequent to the acquisitions, we have concentrated on integrating the acquired entities and expanding the reach of the existing business. These acquisitions have enabled us to increase our service offerings and revenue streams.

      Due to the substantive change these acquisitions have made to our business, this management's discussion and analysis includes comparisons of pro forma results of operations for the three months ended August 31, 2004 ("first quarter 2005") and for the three months ended August 31, 2003 ("first quarter 2004"). These pro forma results assume that the significant acquisitions (Kadiri and Bravanta) had been completed as of June 1, 2003 and therefore compare revenues and expenses for both periods.

      To monitor our results of operations and financial condition, we review key financial information including net revenues, gross profit, earnings per share, and cash flow from operations. As our businesses are integrated, we continue to seek ways to more efficiently manage and monitor our business performance. We review other key operating metrics such as sales per employee, days of sales outstanding1, liquidity ratio2, and debt to equity ratio3. In addition, we review the number of clients and revenue per client in both the Enterprise Workforce Services and Career Transition Services segments and the number of listings in our Applicant Sourcing and Exchange business. As our business is impacted by the job market, we also review economic indicators such as the unemployment rate.

CRITICAL ACCOUNTING POLICIES

      Our most critical accounting policies relate to revenue recognition for software, the assessment of goodwill impairment, impairments in intangible assets and the valuation of deferred tax assets. Management applies judgment to value these assets. Changes in assumptions used would impact our financial results.

      The Company recognizes revenue from the sale of Kadiri software licenses in accordance with American Institute of Certified Public Accountants ("AICPA") Statement of Position ("SOP") No. 97-2 Software Revenue Recognition, and SOP No. 98-9, Modification of SOP 97-2, with Respect to Certain Transactions when all of the following conditions are met: a signed contract or purchase order; the software has been shipped or electronically delivered; the license fee is fixed or determinable; and the Company believes that the collection of these fees is reasonably assured. For contracts, which involve significant implementation or other services which are essential to the functionality of the software and which are reasonably estimable, the license and services revenue is recognized over the period of each implementation, primarily using the percentage-of-completion method. Labor hours incurred are used as the measure of progress towards completion. A provision for estimated losses on engagements is made in the period in which the losses become probable and can be reasonably estimated. In cases where a sale of a license does not include significant implementation services, license revenue is recorded upon delivery with an appropriate deferral for maintenance services, if applicable, provided all of the other relevant conditions have been met. The total fee from the arrangement is allocated based on Vendor Specific Objective Evidence ("VSOE") of fair value of each of the undelivered elements. Maintenance agreements are typically priced based on a percentage of the product license fee and have a one-year term, renewable annually. VSOE of fair value for maintenance is established based on the stated renewal rates. Services provided to customers under maintenance agreements include technical product support and unspecified product upgrades. VSOE of fair value for the professional service element is based on the standard hourly rates the Company charges for services when such services are sold separately. Deferred revenues from advanced payments for maintenance agreements are recognized ratably over the term of the agreement, which is typically one year.

      Goodwill is assessed for impairment on an annual basis or more frequently if circumstances warrant. We assess goodwill related to reporting units for impairment, and write down the carrying amount of goodwill as required. We estimate the fair value of each business unit by preparing a discounted cash flow model, using a 15% discount rate. The model is prepared by projecting results for five years making different assumptions for each business unit. At the end of fiscal 2004, we assumed that the economy would continue to improve in fiscal 2005, that individual business unit revenue growth rates would range from 10% to 146%, that gross profit would generally be higher than current trends, and that operating expense would be reduced. An impairment charge is recorded if the implied fair value of goodwill of a reporting unit is less than the book value of goodwill for that unit. Changes in the discount rate used, or in other assumptions in the model, would result in wide fluctuations in the value of goodwill that is supported. Any such changes may result in additional impairment write-downs.

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

      The table below sets forth pro forma results and the percentage difference between first quarter 2005 and first quarter 2004, assuming that the Kadiri and Bravanta acquisitions were acquired as of June 1, 2003.

                                           2004             2003            Variance           % change
                                        ------------------------------------------------------------
REVENUE                                 $  6,905,477    $  6,080,220    $    825,257               14%
COST OF REVENUES (exclusive of
     depreciation, shown below)            1,897,768       1,783,355         114,413                6%
                                        -----------------------------   ------------
GROSS PROFIT                               5,007,709       4,296,865         710,844               17%
                                        -----------------------------   ------------

EXPENSES
Selling and marketing                      1,728,373       2,011,035        (282,662)             -14%
General and administrative                 4,346,035       4,643,369        (297,334)              -6%
Research and development                     404,693         682,865        (278,172)             -41%
Amortization and depreciation              1,994,730       2,000,041          (5,311)               0%
                                        -----------------------------   ------------
                                           8,473,831       9,337,310        (863,479)              -9%
                                        -----------------------------   ------------
OPERATING LOSS                            (3,466,122)     (5,040,445)      1,574,323               31%
                                        -----------------------------   ------------

OTHER INCOME AND (EXPENSES)
Interest and other income                      8,595          10,631          (2,036)             -19%
Interest and other expense                  (352,832)       (971,748)        618,916               64%
                                        -----------------------------   ------------
                                            (344,237)       (961,117)        616,880               64%
                                        -----------------------------   ------------

LOSS BEFORE INCOME TAX                    (3,810,359)     (6,001,562)      2,191,203               37%

Recovery of deferred income taxes            418,285         439,513         (21,228)              -5%
Current income tax (expense) recovery         (7,565)            959          (8,524)            -889%
                                        -----------------------------   ------------
NET LOSS FOR THE PERIOD                 $ (3,399,639)   $ (5,561,090)   $  2,161,451               39%
                                        =============================   ============

WEIGHTED AVERAGE NUMBER OF
     COMMON SHARES OUTSTANDING
     DURING THE PERIOD                    37,140,857      29,399,916
                                        ============================

BASIC AND DILUTED NET LOSS
     PER COMMON SHARE                   $      (0.09)   $      (0.19)
                                        ============================

      Following completion of all of our acquisitions, we focused on integrating the acquired entities and expanding the reach of the existing businesses. We have also made efforts to reduce costs by consolidating operations, resulting in staff reductions of redundant positions and related overhead and reducing research and development expenditures. In the first quarter 2005, operating expenses of non-acquired operations declined $243,264 or 5%.

REVENUES

      Consolidated revenues were $5,719,129 for first quarter 2005 compared to $4,178,514 for first quarter 2004, an increase of $1,540,615 or 37%. Revenues from Perform, Peopleview, Kadiri, Peoplebonus, and Bravanta ("companies we acquired subsequent to first quarter 2004") represented $1,651,269 for the first quarter 2005. Revenues from all other companies ("existing companies") declined 3% to $4,067,860 in first quarter 2005 from $4,178,514 in first quarter 2004 mainly due to a decrease in Enterprise Workforce Service revenues ($143,367 for existing companies) caused by lower Recruitment Systems services revenue which we believe is due to the weak job market and to a transition of our clients from our higher priced Icarian product to our less expensive E-cruiter software. The E-cruiter software is less costly for us to maintain than the Icarian software and therefore generates higher gross profits as a percentage of sales for us.

      Career Transition Services revenues for first quarter 2005 were $1,538,414 compared to $1,505,700 for first quarter 2004, an increase of $32,714 or 2%. The major reason for the increase was due to improved efficiencies in the speed and quality of the delivery of our services resulting in fewer cancellations. The improved efficiencies have been accomplished through the hiring of more professional personnel involved in the preparation of the product and implementing better software tools to track customer leads as well as to monitor the status of projects.

      Enterprise Workforce Services revenues for first quarter 2005 were $4,180,715 compared to $2,672,814 for first quarter 2004, an increase of $1,507,901 or 57%. $1,651,269 of revenues for first quarter 2005 was contributed by the companies we acquired subsequent to first quarter 2004. This increase as a result of acquisitions was partially offset by a decline in sales in Recruiting Systems services which we believe is due in part to the weak job market and to the transition of Icarian clients from our Icarian software to our E-cruiter software, which is less expensive for the client but results in a greater profit as a percentage of sales for Workstream.

      Pro forma revenues for first quarter 2005 were $6,905,477 compared to $6,080,220, an increase of $825,257 or 14%. The increase is mainly due to higher participation by Bravanta clients in the awards programs.

      During first quarter 2005, the amount of sales per employee increased to $25,762 compared to $24,579 sales per employee for first quarter 2004. We believe that the increase is due to improved efficiencies and the elimination of redundant positions.

      By the end of first quarter 2005, the total number of clients for our software services, consisting of our Recruitment Systems, Performance Management, Resume Management, Reward Services and Employee Portal were 14% higher than at first quarter 2004 mainly as a result of the new clients acquired through the acquisitions. At the end of first quarter 2005, the total number of clients for our Career Transition Services increased 2% since August 31, 2003. The average number of job postings in our Applicant Sourcing and Exchange business increased 2% in first quarter 2005 compared to first quarter 2004.

      By the end of first quarter 2005, our revenue per client for our software services, consisting of our Recruitment Systems, Performance Management, Resume Management, Reward Services and Employee Portal Services increased 128% since the end of first quarter 2004 mainly due the high revenue clients associated with some of the companies acquired subsequent to first quarter 2004. Our revenue per client for our Career Transition Services decreased 8% at the end of first quarter 2005 compared to the end of first quarter 2004, however quarterly revenue per total clients during the quarter remained at approximatetly the same level (0.6% increase). The end of the period revenue per client figures are calculated by dividing revenue for the last month in the quarter by the number of clients serviced during that month. The quarterly figure is calculated by dividing total revenue for the fiscal quarter by the number of clients serviced during that period .

      We believe that our business is impacted by the job market. The unemployment rate in the United States, as disclosed by the U.S. Bureau of Labor Statistics, as of August 31, 2004 was 5.4% slightly down from 5.6% as of May 31, 2004, but still significantly higher than the pre-recession rate of 3.9% for December 2000. When businesses reduce the number of employees being hired, as evidenced by a higher unemployment rate, we believe that the demand for our services decreases mainly in the areas of our recruitment software and recruitment services.

COST OF REVENUES

      Cost of revenues for first quarter 2005 were $1,071,827 compared to $443,350 for first quarter 2004, an increase of $628,477 or 142%. Career Transition Services cost of revenues accounted for $145,844 and Enterprise Workforce Services cost of revenues accounted for $925,983 of the total cost of revenues for first quarter 2005. Cost of revenues in the Enterprise Workforce Services segment increased $655,224 from first quarter 2004 as a result of additional costs of revenues of $698,001 incurred by the companies we acquired subsequent to first quarter 2004, partially offset by lower cost of revenue in the Recruitment systems and Applicant Sourcing and Exchange services. Cost of revenues for the Career Transition Services segment decreased $26,746 from first quarter 2004 as a result of reduction of staffing in an effort to improve productivity through automation.

      Pro forma cost of revenues for first quarter 2005 were $1,897,768 compared to $1,783,355 for first quarter 2004, an increase of $114,413 or 7%. The increase is mainly due to the additional cost of revenues associated with the increase in sales for the Bravanta's award programs. This increase was partially offset by a decrease in cost in the non-acquired companies as a result of efforts to eliminate redundant operations and costs and to pursue more profitable business and changing marketing strategies.

GROSS PROFITS

      Consolidated gross profits were $4,647,302 for first quarter 2005 or 81% of revenues compared to $3,735,164 or 89% of revenues for first quarter 2004.

      Career Transition Services gross profit was $1,392,570 or 91% of Career Transition Service revenues compared to $1,333,110 or 89% of Career Transition Services revenues for first quarter 2004. Enterprise Workforce Services gross profit was $3,254,732 or 78% of Enterprise Workforce Services revenues for first quarter 2005 compared to $2,402,054 or 90% of Enterprise Workforce Services revenues for first quarter 2004. The decrease in the gross profit as a percent of revenues is due to the lower gross profit margins (58% of revenue) generated by the companies that we acquired subsequent to first quarter 2004. Gross profit margins for existing companies was 91% of revenues for first quarter 2005 compared to 89% of revenues for first quarter 2004. The improvement in gross profit for existing companies was due to efforts to eliminate redundant operations and costs and to pursue more profitable business by shifting to more profitable products.

      Pro forma gross profits for first quarter 2005 were $5,007,709 or 73% of revenues, compared to $4,296,865 or 71% of revenues for first quarter 2004. The improvement in the gross profit percentage is due to the improvement in gross profit of existing companies as explained above.

OPERATING EXPENSES

      Total operating expenses were $7,483,417 for first quarter 2005 compared to $5,007,227 for first quarter 2004, an increase of $2,476,190 or 50%. Companies that we acquired subsequent to first quarter 2004 accounted for $2,719,454 in total operating expenses. Operating expenses for existing companies were $4,763,963 for first quarter 2005, representing an approximate 5% decline compared to first quarter 2004. The primary reason for the decline in operating expenses for existing companies is the consolidation of operating functions as well as lower depreciation and amortization expense as some capital assets and intangible assets became fully amortized. We believe that operating expenses generally continue to increase in the first three to twelve months after we complete an acquisition but that operating expenses will decrease after that as a result of the consolidation of operations. Any future acquisition will increase operating expenses from the date of acquisition, in which case we believe that pro forma results would provide a more comparable analysis.

      Pro forma operating expenses were $8,473,831 for first quarter 2005 compared to $9,337,310 for first quarter 2004, an decrease of $863,479 or 9%. The decrease is mainly due to consolidation of operations in selling and marketing, research and development and general and administrative expenses due to efforts to reduce costs mainly in the form of employee costs.

SELLING AND MARKETING

      Selling and marketing expenses were $1,727,105 for first quarter 2005 compared to $1,067,331 for first quarter 2004, an increase of $659,774 or 62%. This increase is attributed mainly to selling and marketing expenses of $598,577 incurred by the companies we acquired subsequent to first quarter 2004. Existing companies were $61,196 higher than first quarter 2004 mainly as a result of higher advertising expense of $94,164 incurred for advertising online and for obtaining sales leads in the Career Transition services segment partially offset by a decrease of $41,247 in sales and marketing travel and entertainment.

      Pro forma selling and marketing expenses were $1,728,373 for first quarter 2005 compared to $2,011,035, a decrease of $282,662 or 14%. The decrease in pro forma selling and marketing expenses is mainly due to a reduction in selling and marketing personnel at Kadiri in efforts to reduce costs and consolidate operations.

GENERAL AND ADMINISTRATIVE

      General and administrative expenses were $3,488,015 for first quarter 2005 compared to $2,424,432 for first quarter 2004, an increase of $1,063,583 or 44%. The companies we acquired subsequent to first quarter 2004, contributed $1,149,792 of this increase mainly for employee costs, rent, travel and entertainment, and consulting fees. General and administrative expenses for existing companies decreased $86,209 due principally to a decrease of $194,202 in space occupancy as a result of a negotiation of existing or new leases at current lower market rates, a decrease of $98,705 in equipment lease expense due to the termination and buyout of lease equipment contracts, and a decrease of $264,038 due to the allocation of corporate expenses to the acquisitions made subsequent to first quarter 2004. These decreases are partially offset by an increase of $164,799 in employee costs as a result of an increase in personnel at our headquarters in Ottawa, Canada, in corporate support functions, an increase of $121,200 in professional fees mainly for legal expense associated with litigation related to the former shareholders of 6figureJobs, and by an additional $133,610 reserved for a sales tax audit being conducted for periods prior to us acquiring 6figureJobs. We believe that general and administrative expenses will continue to increase in the first three to twelve months after we complete an acquisition but that general and administrative expenses will decrease after that as a result of our effort to eliminate redundant costs. Any future acquisitions will increase general and administrative expenses from the date of the acquisition, in which case we believe that pro forma results would provide a more comparable analysis.

      Pro forma general and administrative expenses were $4,346,035 in first quarter 2005 compared to $4,643,369 for first quarter 2004, a decrease of $297,334 or 6%. The decrease in pro forma general and administrative expenses is mainly due to a lower Bravanta general and administrative expenses mainly in the form of lower headcount, lower consulting expense and a one time charge in first quarter 2004 related to the abandonment of facility leases.

RESEARCH AND DEVELOPMENT

      Research and development costs were $404,693 for first quarter 2005 and $111,028 for first quarter 2004, an increase of $293,665 or 265%. $355,020 of the research and development costs incurred in first quarter 2005 was attributable to the companies we acquired subsequent to first quarter 2004. Research and development costs for existing companies declined $61,185. The decline in research and development costs for existing operations is primarily due to our strategy to acquire new technology through acquisitions. We believe that we can acquire new technology at a lower cost in the long-term and more efficiently than developing new software platforms with internal resources. We implemented this strategy in fiscal 2002. Since fiscal 2002 most of our research and development efforts have been incurred in the Enterprise Workforce Services segment.

      Pro forma research and development costs were $404,693 for first quarter 2005 compared to $682,865 for first quarter 2004, a decrease of $278,172 or 41%. The decrease in pro forma research and development costs is due mainly to a decrease in research and development employee costs in Kadiri as a result of reduction in personnel in efforts to reduce costs and consolidate operations.

AMORTIZATION AND DEPRECIATION EXPENSE

      Amortization and depreciation expense was $1,863,604 for first quarter 2005 compared to $1,404,436 for first quarter 2004, an increase of $459,168 or 33%. Companies we acquired subsequent to first quarter 2004 incurred $588,612 for amortization and depreciation expense. Amortization and depreciation expense for existing companies decreased $129,444 due mainly to some capital and intangible assets becoming fully amortized. Amortization and depreciation expense for the Enterprise Workforce Services Segment increased $477,843 mainly as a result of the increase in amortization due to the companies we acquired subsequent to first quarter 2004. In first quarter 2005, the Career Transition Services segment's amortization and depreciation expense decreased by $18,575. During first quarter 2005, through the acquisitions of Bravanta, and Peoplebonus we acquired capital assets of $95,390 and intangible assets of $2,590,058. The amortization of these acquired assets is based on the estimated useful lives of the assets as described in note 3 of our consolidated financial statements.

      Pro forma amortization and depreciation expense were $1,994,730 for first quarter 2005 compared to $2,000,041 for first quarter 2004, a decrease of $5,311 or 0%.

INTEREST INCOME AND OTHER INCOME

      Interest and other income was $8,595 for first quarter 2005 compared to $1,697 for first quarter 2004, an increase of $ 6,898 or 407%. The increase in interest and other income was due to higher short term investment and restricted cash balances compared to first quarter 2004.

      Pro forma interest income and other income was $8,595 for first quarter 2005 compared to $10,631 for first quarter 2004, a decrease of $2,036 or 19%. The decrease in interest and other income was due to Kadiri's interest income in first quarter 2004.

INTEREST EXPENSE AND OTHER EXPENSE

      Interest and other expense was $91,526 for first quarter 2005 compared to $919,665 for first quarter 2004, a decrease of $828,139 or 90%. The primary reason for the decrease in interest and other expense was due to expense incurred in first quarter 2004 for the cessation of the amortization of the discount related to 8% Senior Subordinated Convertible notes held in first quarter 2004. The 8% Senior Subordinated Convertible notes were paid in full in fiscal 2004 and are not relevant for first quarter 2005.

      Pro forma interest and other expense was $352,832 for first quarter 2005 compared to $971,748 for first quarter 2004, a decrease of $618,916 or 64%. The decrease in interest and other expense is mainly due the expense incurred in first quarter 2004 for the cessation of the amortization of the discount related to the 8% Senior Subordinated Convertible notes, partially offset by interest expense associated with issued warrants incurred by Bravanta in first quarter 2004.

GOODWILL

      Goodwill was $36,234,287 as of August 31, 2004 compared to $28,598,706 as of May 31, 2004, an increase of $7,635,581 or 27%. $7,311,588 of the increase relates to the Bravanta acquisition completed during first quarter 2005, and $323,993 of the increase was due as a result of additional liabilities for Kadiri, such as the issuance of shares to Trimbus, and additional payments made and severance related to periods prior to the acquisitions and recorded as part of the purchase equation within twelve months after the acquisition in accordance with FASB 142.

LIQUIDITY AND CAPITAL RESOURCES

      At August 31, 2004, we had $12,249,297 in cash and cash equivalents, restricted cash and short-term investments and a working capital of $6,439,802. The receipt of $10 million for the issuance of stock during first quarter 2005 improved our working capital. At the end of fiscal 2004, we acquired Kadiri, and during first quarter 2005, we acquired Bravanta and Peoplebonus. As a result of those acquisitions, we assumed current liabilities which exceeded acquired current assets by $1,612,298 as of the respective dates of acquisition. As a result of the acquisition, we made cash payments of $2,051,120 and $130,000 related to the Bravanta and Peoplebonus acquisition, respectively.

      At August 31, 2004, $3,012,718 of short-term investment balances were restricted from use because they were collateral for various borrowing or leasing arrangements. Merchant banks have required us to place reserve deposits on our merchant accounts due to the high volume of credit card usage by our clients. These reserve deposits serve as guarantees to the Merchant banks for chargebacks that may be issued to our clients that request a cancellation of our services and that previously paid for our services with a credit card. As of August 31, 2004, approximately $199,786 was held as guarantees by such banks. These deposits are reviewed quarterly and may be returned to us or increased based on the activity surrounding chargebacks and credit card usage. We expect the level of chargebacks and credit card usage to remain consistent with levels experienced in the past. Therefore, we believe that our reserve deposits will not change significantly and will not impact our liquidity in a material way. Additional deposits of $2,812,932 are restricted by three banks as security for an outstanding term loan, a line of credit and letters of guarantee provided to three landlords for facility leases. Since these restricted cash balances are held as guarantees of the borrowings and leases mentioned above, as any of the borrowings or the leases change, the restricted cash balance guaranteeing them will change accordingly. The line of credit will increase or decrease according to our working capital needs, and therefore the restricted cash guaranteeing the line of credit will change accordingly. We expect to reduce the principal amount of the term loan on a monthly basis according to the loan agreement, and as we do so, the restricted cash balance guaranteeing the loan will decrease. We also expect that as we make lease payments, the restricted cash guaranteeing the leases will decrease on an annual basis according to the lease agreements.

      For first quarter 2005, cash used by operations totaled $2,509,815, consisting primarily of the net loss for the first quarter 2005 of $2,508,326, cash used for working capital of $1,485,955, and the non-cash recovery of deferred income taxes of $418,285 offset mainly by non-cash expenses such as amortization ($1,851,115) and amortization of note discount of ($51,636). Our acquisitions made from July 2001 until August 2004, have reduced our working capital. Prior to the acquisitions, the majority of these companies experienced losses generating working capital deficits. As we integrate them and consolidate costs, we expect to generate operating cash flow, therefore reducing our working capital deficit. However, any future acquisitions that result in our acquiring working capital deficiencies will contribute to increasing our working capital deficit.

      Net cash used for investing activities during first quarter 2005 was $2,193,772. Investing outflows consisted mainly of cash paid of $2,146,679, net of cash acquired, for the acquisitions made in first quarter 2005 and $47,093 used for the acquisition of capital assets.

      Net cash provided by financing activities was $9,414,720 for first quarter 2005. During first quarter 2005, we received $9,999,988 in exchange for 4,444,439 of our common shares in a private placement sold to William Blair & Company and entities for which it serves as investment advisor and Crestview Capital Fund L.P. In addition, we received $51,455 in cash from institutional investors as a result of their exercise of warrants to purchase our common stock. As a result of drawing on our credit line, we received proceeds of $234,027. Financing outflows consisted primarily of the repayments of shareholder notes of $392,499, repayment of a loan assumed through the acquisition of Bravanta of $335,863, repayments of the line of credit of $48,342, costs related to the registration and issuance of the common stock of $64,834, and capital lease payments of $21,675.

      We have had operating losses since our inception, and during first quarter 2005 we continued to have operating losses as a result of non-cash charges such as amortization and depreciation, and additional expenses incurred by the acquisitions made subsequent to the first quarter 2004. However, management believes that our operations will generate operating cash flow in the future as a result of the elimination of redundant costs in the businesses we have acquired in first quarter 2005 and in the prior fiscal years, the consolidation of ongoing operations, and improved efficiencies in the delivery of our services

      We believe that our financial strength was improved at the end of this first quarter 2005 as a result of the funds we raised through the sale of $10 million of our common shares in July 2004. We believe that our liquidity ratio, which improved from 1.0X as of May 31, 2004 to 1.7X as of August 31, 2004, and our debt to equity ratio, which improved from .61 as of May 31, 2004 to .18 as of August 31, 2004, reflect our increased financial strength. Our Days of Sales Outstanding for August 31, 2004 was 36 compared to 29 for May 31, 2004. The increase in the Days of Sales Outstanding as a result of Kadiri invoices that were brought in as part of the acquisition without the resulting revenue. In addition, Kadiri and Bravanta have had higher DSO trends than those experienced at Workstream. We anticipate that as we integrate the Kadiri and Bravanta acquisitions, we will be able to improve DSO.

      Management believes the proceeds from the sale of $10 million of our common shares in July 2004, the reduction of costs made in fiscal 2002, fiscal 2003, fiscal 2004, along with further consolidation of cost centers and elimination of redundant costs will result in improvement of our working capital and positive generation of cash flows from operations which, together with current cash reserves, will be sufficient to meet our working capital and capital expenditure requirements through at least August 31, 2005.

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

      We have established a CDN $3,000,000 line of credit with the Bank of Montreal which bears interest at the bank's prime rate plus 1%. We have drawn CDN $2,916,340 on this facility as of August 31, 2004. We can draw an additional CDN $83,660 before additional collateral would be required. We also have a term loan with the bank in the amount of CND $106,656 as of August 31, 2004. The term loan bears interest at the bank's prime rate plus 2%. Additionally, we have a letter of credit issued in May 2002 as collateral on leased facilities in the amount of CND $400,000 that will renew annually. We pay an annual fee of 1.2% on this letter of credit.

      The majority of our interest rates are variable, and therefore we have exposure to risks associated with interest rate fluctuations. However, management believes that the exposure is limited as the majority of the exposure is related to the CDN $3,000,000 line of credit, which is fully collateralized with our restricted cash and therefore can be liquidated immediately if faced with a rising interest rate environment.

      The impact on net interest income of a 100 basis point change in interest rates for the quarter ended August 31, 2004 would have been less than $41,000.

FOREIGN CURRENCY RISK

      We have monetary assets and liability balances denominated in Canadian Dollars. As a result, fluctuations in the exchange rate of the Canadian dollar against the U.S. dollar will impact our reported net asset position. A 10% change in foreign exchange rates would result in a change in the our reported net asset position of approximately $174,000

ITEM 4. CONTROLS AND PROCEDURES

      As of August 31, 2004, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of our disclosure controls and procedures. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms. There were no changes during the quarter ended August 31, 2004 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

      There has been no change in our internal controls over financial reporting during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

                           PART II - OTHER INFORMATION

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

      In June 2004, 50,000 common shares, valued at $139,500, that were held in escrow under the purchase agreement pursuant to which the Company acquired, Peopleview, Inc. were released from escrow. The issuance of these common shares was exempt from registration under Rule 506 of the Securities Act of 1933.

      In June 2004, the Company acquired certain assets of Peoplebonus.com LLC, a resume management services provider. As consideration for the sale, the Company issued 72,202 common shares, valued at $200,000, and an additional 108,304 shares are being held in escrow. The issuance of these common shares was exempt from registration under Rule 506 of the Securities Act of 1933.

      In July 2004, 335,380 common shares, valued at $828,389, that were held in escrow were released as a result of the resolution of a dispute between Kadiri and one of its clients, Bank of America Technology and Operations, Inc. The issuance of these common shares was exempt from registration under Rule 506 of the Securities Act of 1933.

      In July 2004, the Company issued an aggregate of 4,444,439 common shares at $2.25 per common share to William Blair & Company and entities for which it serves as investment advisor and Crestview Capital Fund L.P. in a private placement resulting in aggregate proceeds of $9,999,988. The proceeds from the sale will be used for working capital and future acquisitions. The private placement was exempt from registration under Rule 506 of the Securities Act of 1933. These common shares were exempt from registration under Rule 506 of the Securities Act of 1933.

      In July 2004, the Company acquired Bravanta, Inc., a provider of enterprise incentive and recognition programs. As consideration for the sale, the Company issued 2,427,125 common shares, and 244,939 common shares will be issued to the former management of Bravanta upon receipt by the Company of completed and satisfactory accredited investor questionnaires and other related documentation from them. The shares had an aggregate value of $7,107,693. 400,000 of such shares are held in escrow to cover indemnity obligations covering breaches of representations and warranties contained in the merger agreement. In addition, the Company made cash payments in the amount of $2,051,120 to meet some of Bravanta's obligations prior to the finalization of the purchase agreement. The issuance of these common shares was exempt from registration under Rule 506 of the Securities Act of 1933.

      In July 2004, 92,891 common shares, valued at $230,000, were issued to the former shareholders of Trimbus, Inc., a company acquired by Kadiri prior to the Company's acquisition of Kadiri. The shares were issued as fulfillment for Kadiri's commitment to Trimbus per their agreement with Kadiri. The issuance of these common shares was exempt from registration under Section 4(2) of the Securities Act of 1933 as a transaction not involving a public offering.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

      (a)   Exhibits

      Exhibit No. Description

      10.1 Asset Purchase Agreement dated June 10, 2004, among Workstream Inc., Workstream USA, Inc. and Peoplebonus.com, LLC.

      10.2 Agreement and Plan of Merger dated June 29, 2004, among Workstream Inc., Workstream Acquisition IV, Inc. and Bravanta, Inc. (incorporated by reference to Exhibit 2.1 of the Current Report on Form 8-K filed August 11, 2004).

      10.3 Securities Purchase Agreement dated as of July 16, 2004, among Workstream Inc., William Blair & Company and entities for which it serves as investment advisor and Crestview Capital Fund L.P.

      31.1  Certification of Michael Mullarkey pursuant to Rule
            13a-14(a)/15d-14(a).

      31.2  Certification of David Polansky pursuant to Rule
            13a-14(a)/15d-14(a).

      32.1  Certification of Michael Mullarkey pursuant to 18 U.S.C.
            Section 1350.

      32.2  Certification of David Polansky pursuant to 18 U.S.C. Section 1350.

      (b)   Reports on Form 8-K

      The Company filed the following reports on Form 8-K during the last quarter of the period covered by this report:

      (1) Current Report on Form 8-K dated June 14, 2004 with respect to Items 2 and 7;

      (2)   Current Report on Form 8-K dated June 23, 2004 with respect to Item
            5;

      (3) Current Report on Form 8-K dated July 6, 2004 with respect to Items 5 and 7;

      (4) Current Report on Form 8-K dated July 21, 2004 with respect to Items 5 and 7;

      (5) Current Report on Form 8-K dated August 11, 2004 with respect to Items 2 and 7;

      (6) Current Report on Form 8-K dated August 11, 2004 with respect to Items 5 and 7;

      (7) Current Report on Form 8-K dated August 20, 2004 with respect to Items 5 and 7; and

      (8) Current Report on Form 8-K dated August 27, 2004 with respect to Items 8.01 and 9.01.

                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       Workstream Inc.
                                       (Registrant)


DATE: October 15, 2004                 By: /s/ Michael Mullarkey
                                           -------------------------------------
                                           Michael Mullarkey,
                                           Chairman of the Board and Chief
                                           Executive Officer
                                           (Principal Executive Officer)


DATE: October 15, 2004                 By: /s/ David Polansky
                                           -------------------------------------
                                           David Polansky,
                                           Chief Financial Officer and Secretary
                                           (Principal Financial Officer)