Form 10-K/A
period 2004-05-31
WORKSTREAM INC
filed 2004-11-01
CIK 1095266

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                           --------------------------

                                   FORM 10-K/A
                                (Amendment No. 1)
                            -------------------------

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

                                Yes |X|    No |_|


      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |X|

      Indicate by check mark whether the registrant is an accelerated filer (as
defined in Exchange Act Rule 12b-2). Yes |_|   No |X|

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

      The total number of common shares, no par value per share, outstanding on October 22, 2004 was 41,289,422, excluding 1,046,549 shares held in escrow.

      DOCUMENTS INCORPORATED BY REFERENCE

      None.

                                 WORKSTREAM INC.
                                   FORM 10-K/A
                                TABLE OF CONTENTS

ITEM                                                                        PAGE
                                    PART III

12.   Security Ownership of Certain Beneficial Owners and Management
      and Related Stockholder Matters....................................... 1

                           EXPLANATORY NOTE

      This Amendment No. 1 on Form 10-K/A (this "Amendment") amends the Registrant's Annual Report on Form 10-K for the fiscal year ended May 31, 2004, originally filed on August 13, 2004 (the "Original Filing"). The Registrant hereby amends Item 12 of Part III to include the information required to be filed with the Securities and Exchange Commission. In addition, in connection with the filing of this Amendment and pursuant to the rules of the Securities and Exchange Commission, the Registrant is including with this Amendment certain currently dated certifications.

      Except as described above, no other changes have been made to the Original Filing.

                                    PART III

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
MANAGEMENT AND RELATED STOCKHOLDER MATTERS

EQUITY COMPENSATION PLANS

      The following table sets forth certain information regarding our equity compensation plans as of May 31, 2004:

                 EQUITY COMPENSATION PLAN INFORMATION

-------------------------------------------------------------------------------------------------------------
                              NUMBER OF SECURITIES TO        WEIGHTED-AVERAGE        NUMBER OF SECURITIES
                              BE ISSUED UPON EXERCISE       EXERCISE PRICE OF       REMAINING AVAILABLE FOR
                              OF OUTSTANDING OPTIONS,       OUTSTANDING OPTIONS,     FUTURE ISSUANCE UNDER
                               WARRANTS AND RIGHTS          WARRANTS AND RIGHTS    EQUITY COMPENSATION PLANS
-------------------------------------------------------------------------------------------------------------
PLAN CATEGORY
Equity compensation plans
approved by security                 1,591,503                   $ 2.17                    1,205,070
holders
-------------------------------------------------------------------------------------------------------------
Equity compensation plans
not approved by security               250,000                    $2.70                            --
holders (1)
-------------------------------------------------------------------------------------------------------------
            Total........            1,841,503                    $2.24                    1,205,070
-------------------------------------------------------------------------------------------------------------

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

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      The following table sets forth certain information regarding the beneficial ownership of our common shares as of September 27, 2004, by: (i) each person known by us to be the beneficial owner of more than five percent (5%) of our common shares; (ii) each director and nominee for election as director of Workstream; (iii) each Named Executive Officer; and (iv) all executive officers and directors as a group. Unless otherwise indicated, the principal address of each beneficial owner listed below is c/o Workstream Inc., 495 March Road, Suite 300, Ottawa, Ontario, Canada K2K 3G1.

-------------------------------------------------------------------------------------------------------------
                                                NUMBER OF COMMON SHARES
NAME & ADDRESS OF  BENEFICIAL OWNER             BENEFICIALLY OWNED (1)             PERCENTAGE OF CLASS
-------------------------------------------------------------------------------------------------------------
Michael Mullarkey                                      4,275,000                          10.2%
-------------------------------------------------------------------------------------------------------------
Paul Champagne                                         3,463,625                          8.2%
P.O. Box 4085 Station A Toronto, Ontario
M5W2X6
-------------------------------------------------------------------------------------------------------------
William Blair Small Cap Growth Fund                    2,418,160                          5.7%
222 West Adams Street
Chicago, IL 60606
-------------------------------------------------------------------------------------------------------------
Matthew Ebbs                                          113,333 (2)                           *
-------------------------------------------------------------------------------------------------------------
Michael Gerrior                                        37,667(3)                            *
-------------------------------------------------------------------------------------------------------------
Thomas Danis                                           13,333(4)                            *
-------------------------------------------------------------------------------------------------------------
Cholo Manso                                            35,333(5)                            *
-------------------------------------------------------------------------------------------------------------
Arthur Halloran                                        6,667(6)                             *
-------------------------------------------------------------------------------------------------------------
Steve Singh                                               --                               --
-------------------------------------------------------------------------------------------------------------
David Polansky                                         16,667(7)                            *
-------------------------------------------------------------------------------------------------------------
All executive officers and directors as a            4,505,000 (8)                        10.7%
group (9 persons)
-------------------------------------------------------------------------------------------------------------

*     Less than 1%

(1) With respect to each stockholder, includes any shares issuable upon exercise of options and conversion of convertible notes held by such stockholder that are or will become exercisable or convertible within 60 days of September 27, 2004.
(2) Consists of 113,333 common shares issuable upon the exercise of stock options.
(3)   Includes 7,667 common shares issuable upon the exercise of stock options.
(4) Consists of 13,333 common shares issuable upon the exercise of stock options.
(5)   Includes 13,333 common shares issuable upon the exercise of stock options.
(6) Consists of 6,667 common shares issuable upon the exercise of stock options.
(7) Consists of 16,667 common shares issuable upon the exercise of stock options.

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       WORKSTREAM INC.


                                       By:/s/ Michael Mullarkey
                                       -----------------------------------------
                                       Michael Mullarkey,
                                       President, Chief Executive Officer and
                                       Chairman of the Board
Dated:   November 1, 2004

                                  EXHIBIT INDEX

Exhibit No.       Description

31.1              Certification of Michael Mullarkey pursuant to Rule
                  13a-14(a)/15d-14(a).

31.2              Certification of David Polansky pursuant to Rule
                  13a-14(a)/15d-14(a).

32.1              Certification of Michael Mullarkey pursuant to 18 U.S.C.
                  Section 1350.

32.2              Certification of David Polansky pursuant to 18 U.S.C. 1350.