Form 10-Q
period 2004-11-30
WORKSTREAM INC
filed 2005-01-14
CIK 1095266

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2004

                                       OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to _______________

                        Commission file number 001-15503

                                WORKSTREAM INC.
--------------------------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

         Canada                                               N/A
-------------------------------                ---------------------------------
(State or Other Jurisdiction of                (IRS Employer Identification No.)
Incorporation or Organization)

495 March Road, Suite 300, Ottawa, Ontario                        K2K 3G1
-------------------------------------------                      ----------
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

      Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |X|

      Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes |_| No |X|

      As of January 10, 2005, there were 47,379,722* common shares, without par value, outstanding.

* Excluding 1,057,594 common shares held in escrow under acquisition agreements.

                                 WORKSTREAM INC.

                                TABLE OF CONTENTS

                                                                                            Page No.
Part I. Financial Information
         Item 1.      Unaudited Financial Statements
                      Consolidated Balance Sheets as of
                          November 30, 2004 and May 31, 2004  .................................2
                      Unaudited Consolidated Statements of Operations for
                          each of the Three and Six Months Ended
                               November 30, 2004 and 2003......................................3
                      Unaudited Consolidated Statements of Comprehensive Loss
                          for each of the Three and Six Months Ended
                               November 30, 2004 and 2003......................................4
                      Unaudited Consolidated Statements of Cash Flows
                          for the Six Months Ended November 30, 2004 and 2003..................5
                      Notes to Unaudited Consolidated Financial Statements.....................6
         Item 2.      Management's Discussion and Analysis of Financial
                         Condition and Results of Operations...................................27
         Item 3.      Quantitative and Qualitative Disclosures About Market Risk  .............38
         Item 4.      Controls and Procedures..................................................39
Part II. Other Information
         Item 2.      Unregistered Sales of Equity Securities
                          and Use of Proceeds .................................................39
         Item 6.      Exhibits ............................................................... 41
Signatures.....................................................................................41

PART I - FINANCIAL INFORMATION
ITEM 1. UNAUDITED FINANCIAL STATEMENTS

WORKSTREAM INC.
CONSOLIDATED BALANCE SHEETS
(United States dollars)

                                                     NOVEMBER 30, 2004       MAY 31, 2004
                                                     -----------------       ------------
ASSETS
CURRENT ASSETS
  Cash and cash equivalents                            $  6,998,413          $  4,338,466
  Restricted cash                                         3,290,174             2,760,259
  Short-term investments                                    154,080               301,194
  Accounts receivable, net of allowance for doubtful      3,092,849             1,379,610
     accounts of $131,832  (May 31, 2004 - $21,509)
  Prepaid expenses                                          496,380               606,370
  Other assets                                              147,638               147,009
                                                       ------------          ------------
                                                         14,179,534             9,532,908
CAPITAL ASSETS                                            1,297,116             1,429,143
OTHER ASSETS                                                113,536                79,073
ACQUIRED INTANGIBLE ASSETS                               10,286,744             9,242,617
GOODWILL                                                 36,807,640            28,598,706
                                                       ------------          ------------
                                                       $ 62,684,570          $ 48,882,447
                                                       ============          ============

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
   Accounts payable                                    $  2,571,192          $  1,332,036
   Accrued liabilities                                    1,947,862             2,969,248
   Line of credit                                         2,476,523             1,972,218
   Accrued compensation                                     880,639             1,241,441
   Current portion of capital lease obligations              77,878                54,003
   Current portion of leasehold inducements                  53,483                49,533
   Current portion of long-tem obligations                  135,723                29,335
   Current portion of related party obligations              56,807               170,369
   Deferred revenue                                       2,908,904             2,065,604
                                                       ------------          ------------
                                                         11,109,011             9,883,787
DEFERRED INCOME TAX LIABILITY                                83,930               839,265
CAPITAL LEASE OBLIGATIONS                                        --                31,530
LEASEHOLD INDUCEMENTS                                       172,615               185,200
LONG-TERM OBLIGATIONS                                       128,775                56,226
RELATED PARTY OBLIGATIONS                                        --               147,257
                                                       ------------          ------------
                                                         11,494,331            11,143,265
COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY
CAPITAL STOCK
   Issued and outstanding, no par value - 41,411,089
        common shares (May 31, 2004 - 33,574,883)        91,373,754            72,705,603
  Additional paid-in capital                              3,562,688             3,605,224
  Accumulated other comprehensive loss                     (889,159)           (1,072,302)
  Accumulated deficit                                   (42,857,044)          (37,499,343)
                                                       ------------          ------------
                                                         51,190,239            37,739,182
                                                       ------------          ------------
                                                       $ 62,684,570          $ 48,882,447
                                                       ============          ============

    The accompanying notes are an integral part of these unaudited financial statements.

WORKSTREAM INC.
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
(United States dollars)

                                      Three Months    Three Months     Six Months      Six Months
                                         Ended           Ended            Ended          Ended
                                      November 30,    November 30,    November 30,    November 30,
                                          2004            2003            2004            2003
                                      ------------    ------------    ------------    ------------
REVENUE                               $  7,147,824    $  4,261,771    $ 12,866,953    $  8,440,285
COST OF REVENUES (exclusive of
   depreciation, shown below)            2,194,498         389,407       3,266,325         832,757
                                      ------------    ------------    ------------    ------------
GROSS PROFIT                             4,953,326       3,872,364       9,600,628       7,607,528
                                      ------------    ------------    ------------    ------------

EXPENSES
Selling and marketing                    1,766,087       1,104,556       3,493,192       2,171,887
General and administrative               4,170,219       2,292,240       7,658,234       4,716,672
Research and development                   275,151         159,951         679,844         270,979
Amortization and depreciation            1,901,291       1,403,860       3,764,895       2,808,296
                                      ------------    ------------    ------------    ------------
                                         8,112,748       4,960,607      15,596,165       9,967,834
                                      ------------    ------------    ------------    ------------
OPERATING LOSS                          (3,159,422)     (1,088,243)     (5,995,537)     (2,360,306)
                                      ------------    ------------    ------------    ------------

OTHER INCOME AND (EXPENSES)
Interest and other income                   20,482             299          29,077           1,996
Interest and other expense                 (36,512)       (432,324)       (128,038)     (1,351,989)
                                      ------------    ------------    ------------    ------------

                                           (16,030)       (432,025)        (98,961)     (1,349,993)
                                      ------------    ------------    ------------    ------------

LOSS BEFORE INCOME TAX                  (3,175,452)     (1,520,268)     (6,094,498)     (3,710,299)
Recovery of deferred income taxes          346,618         435,270         764,903         879,025
Other income tax (expense) recovery        (20,542)          2,121         (28,107)         (1,162)
                                      ------------    ------------    ------------    ------------
NET LOSS FOR THE PERIOD               $ (2,849,376)   $ (1,082,877)   $ (5,357,702)   $ (2,832,436)
                                      ============    ============    ============    ============

WEIGHTED AVERAGE NUMBER OF
   COMMON SHARES OUTSTANDING
   DURING THE PERIOD                    41,385,822      22,407,020      39,270,867      22,090,479
                                      ============    ============    ============    ============

BASIC AND DILUTED NET LOSS
   PER COMMON SHARE                   $      (0.07)   $      (0.05)   $      (0.14)   $      (0.13)
                                      ============    ============    ============    ============

    The accompanying notes are an integral part of these unaudited financial statements.

WORKSTREAM INC.
UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(United States dollars)

                                      Three Months   Three Months    Six Months     Six Months
                                          Ended          Ended         Ended          Ended
                                      November 30,   November 30,   November 30,   November 30,
                                          2004           2003           2004           2003
                                      ------------   ------------   ------------   ------------

Net loss for the period               $(2,849,376)   $(1,082,877)   $(5,357,702)   $(2,832,436)
Other comprehensive loss:
   Cumulative translation
      adjustment (net of tax of $0)       102,417        (12,601)       183,143        (13,682)
                                      -----------    -----------    -----------    -----------
Comprehensive loss for the period     $(2,746,959)   $(1,095,478)   $(5,174,559)   $(2,846,118)
                                      ===========    ===========    ===========    ===========

    The accompanying notes are an integral part of these unaudited financial statements.

WORKSTREAM INC.
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
(United States dollars)

                                                                Six Months Ended November 30,
                                                                    2004           2003
                                                                ------------    -------------
CASH FROM/(USED IN) OPERATING ACTIVITIES
Net loss for the period                                          $(5,357,702)   $(2,832,436)
Adjustments to reconcile net loss to net cash from/(used in)
        operating activities:
Amortization and depreciation                                      3,745,163      2,797,833
Non-cash interest on convertible notes and notes payable              52,549      1,181,769
Recovery of deferred income taxes                                   (764,903)      (879,025)
Net change in operating components of working capital               (959,570)       (65,811)
                                                                 -----------    -----------
                                                                  (3,284,463)       202,330
                                                                 -----------    -----------
CASH (USED IN)/ FROM INVESTING ACTIVITIES
Acquisition of capital assets                                       (145,209)        (5,213)
Cash paid for business acquisitions                               (3,338,592)      (522,020)
Decrease/(increase) in restricted cash                              (269,260)         9,701
(Purchase)/sale of short term investments                            269,260         (3,523)
                                                                 -----------    -----------
                                                                  (3,483,801)      (521,055)
                                                                 -----------    -----------
CASH FROM/(USED IN) FINANCING ACTIVITIES
Proceeds from exercise of options and warrants                       121,029         33,333
Costs related to the registration and issuance of common stock      (111,683)       (22,919)
Proceeds from issuance of common stock                             9,999,988        950,000
Shareholder loan repayment                                          (409,165)      (138,838)
Repayment of bank debt and capital leases                           (111,135)      (194,156)
Line of credit, net activity                                         200,867        141,497
Repayment of bridge loan                                            (335,863)            --
Repayment related to lease settlement                                     --       (120,000)
Long-term debt repayments                                                 --        (14,753)
                                                                 -----------    -----------
                                                                   9,354,038        634,164
                                                                 -----------    -----------

EFFECT OF EXCHANGE RATE CHANGES                                       74,173        (26,448)
                                                                 -----------    -----------

INCREASE IN CASH AND
     CASH EQUIVALENTS FOR THE PERIOD                               2,659,947        288,991
CASH AND CASH EQUIVALENTS, BEGINNING OF
    THE PERIOD                                                     4,338,466        255,173
                                                                 -----------    -----------
CASH AND CASH EQUIVALENTS, END OF
     THE PERIOD                                                  $ 6,998,413    $   544,164
                                                                 ===========    ===========

SUPPLEMENTAL CASH FLOW INFORMATION
   Interest paid                                                 $    75,489    $   217,898
   Increase in goodwill due to accrual of contingent
   consideration relating to legal settlement                    $   234,405             --
   Non-cash payments to consultants                              $   250,000    $   330,180

    The accompanying notes are an integral part of these unaudited financial statements.

WORKSTREAM INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1: NATURE OF OPERATIONS

      Workstream Inc. ("Workstream" or the "Company"), formerly E-Cruiter.com, is a provider of services and Web-based software for Human Capital Management ("HCM"). HCM is the process by which companies recruit, train, evaluate, motivate and retain their employees. Workstream offers software and services that address the needs of companies to more effectively manage their human capital management function. Workstream's software provides a range of solutions for their needs, including creating and managing job requisitions, advertising job opportunities, tracking candidates, screening applicants, searching resumes, operating customized career web-sites, processing hiring information, creating internal and external reports to evaluate the staffing process, evaluating and managing employee's job performance, managing corporate compliance and offering rewards and benefits that promote employee retention. Workstream also provides services through a web-site where job-seeking senior executives can search job databases and post their resumes, and companies and recruiters can post position openings and search for qualified senior executive candidates. In addition, Workstream offers recruitment research, resume management and outplacement services.

NOTE 2: BASIS OF PRESENTATION

      The consolidated financial statements included herein have been prepared by Workstream in accordance with accounting principles generally accepted in the United States of America. All amounts presented in these consolidated financials statements are presented in United States dollars unless otherwise noted. The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. The earnings of the subsidiaries are included from the date of acquisition. At November 30, 2004, the Company's subsidiaries are:
Workstream USA, Inc., Paula Allen Holdings, Inc., OMNIpartners, Inc., RezLogic, Inc., 6FigureJobs.com, Inc., Icarian Inc., Xylo, Inc., Kadiri, Inc. and Bravanta, Inc. In management's opinion, all adjustments necessary for fair presentation are reflected in the financial statements. All adjustments made are normal and recurring in nature.

      These unaudited financial statements should be read in conjunction with the Company's most recent annual financial statements for the year ended May 31, 2004. These interim unaudited financial statements are prepared following accounting policies consistent with the Company's financial statements for the year ended May 31, 2004.

NOTE 3: SIGNIFICANT ACCOUNTING POLICIES

Use of Estimates

      The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from these estimates.

      Significant estimates are included in the methodology used to assess goodwill impairment. These estimates include future cash flows as well as future short-term and long-term growth rates. It is reasonably possible that those estimates may change in the near-term, significantly affecting future assessments of goodwill impairment.

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

WORKSTREAM INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

Investment Tax Credits

      Investment tax credits, which are earned as a result of qualifying research and development expenditures, are recognized when the expenditures are made and their realization is reasonably assured and are applied to reduce the related research and development capital costs and expenses in the year.

Capital Assets

      Capital assets are recorded at cost. Depreciation is based on the estimated useful life of the asset and is recorded as follows:

      Furniture and fixtures............... 5 years straight line
      Office equipment..................... 5 years straight line
      Computers and software............... 3 years straight line
      Leasehold improvements............... Shorter of lease term or useful life

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

WORKSTREAM INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

      The Company makes sales to Recruitment Systems Services and Performance Management Systems Services' clients based on contracts typically for a one-year term with automatic renewal. Clients are charged a monthly subscription fee for concurrent user access licenses, career site hosting, on-line reporting and other services. Revenue is recognized ratably over the contract period. The Company recognizes revenue from the sale of software licenses in accordance with American Institute of Certified Public Accountants ("AICPA") Statement of Position ("SOP") No. 97-2 "Software Revenue Recognition", and SOP No. 98-9, "Modification of SOP 97-2, Software Revenue Recognition, with Respect to Certain Transactions" when all of the following conditions are met: a signed contract or purchase order; the software has been shipped or electronically delivered; the license fee is fixed or determinable; and the Company believes that the collection of these fees is reasonably assured. For contracts, which involve significant implementation or other services which are essential to the functionality of the software and which are reasonably estimable, the license and services revenue is recognized using contract accounting, as prescribed by SOP 81-1, "Accounting for Performance of Construction-Type and Certain Production-Type Contracts". Revenue is recognized over the period of each implementation, primarily using the percentage-of-completion method. Labor hours incurred are used as the measure of progress towards completion, and management believes its estimates to completion are reasonably dependable. A provision for estimated losses on engagements is made in the period in which the losses become probable and can be reasonably estimated. In cases where a sale of a license does not include significant implementation services, license revenue is recorded upon delivery with an appropriate deferral for maintenance services, if applicable, provided all of the other relevant conditions have been met. The total fee from the arrangement is allocated based on Vendor Specific Objective Evidence ("VSOE") of fair value of each of the undelivered elements. Maintenance agreements are typically priced based on a percentage of the product license fee and have a one-year term, renewable annually. VSOE of fair value for maintenance is established based on the stated renewal rates. Services provided to customers under maintenance agreements include technical product support and unspecified product upgrades. VSOE of fair value for the professional service element is based on the standard hourly rates the Company charges for services when such services are sold separately. Deferred revenues from advanced payments for maintenance agreements are recognized ratably over the term of the agreement, which is typically one year. For Recruitment Services, the Company bills its clients based on a per-hour fee and recognizes the revenue once the project is completed. For Applicant Sourcing and Exchange Services and Employee Portal Services, the Company bills based on a subscription basis and recognizes the revenue ratably over the term of the subscription. The Company also bills its clients for product sales through some of its websites. The Company recognizes the related revenue when the product has been shipped. For the Rewards Services, the Company bills its clients for consulting and technology services related to the sale of enterprise incentive and recognition programs and for product sales used as awards by the client for its employees. The service and technology revenue is recognized ratably over the expected life of the underlying customer contract. The award product revenue is recognized as the related award is sold and shipped, title has transferred to the customer and collection is reasonably assumed. For the Resume Management Services, the Company bills its clients for job postings and matching of resumes per descriptions that the client provides, or for quantity-based job posting packages. The revenue is recognized when the service is provided.

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

WORKSTREAM INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

      The fair value of options granted was estimated at the date of grant using the Black Scholes option pricing model with the following assumptions:

                                      Three Months         Three Months          Six Months           Six Months
                                          Ended                Ended                Ended               Ended
                                      November 30,         November 30,         November 30,         November 30,
                                          2004                 2003                 2004                 2003
                                     ----------------    ------------------    ----------------    -----------------
        Weighted average
            Risk free interest rates        3.36%                 3.32%               3.61%                2.50%
        Expected dividend yield                0%                    0%                  0%                   0%
        Weighted average
            expected volatility               66%                  105%                 68%                 115%
        Expected lives (in years)            3.5                   3.5                 3.5                  3.5

      For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense ratably over the option's vesting period. Because the determination of the fair value of all options is based on the assumptions described in the preceding paragraph, and because additional option grants are expected to be made in future periods, this pro forma information is not likely to be representative of the pro forma effects on reported net income or loss for future periods.

      The following reflects the impact on results of operations if the Company had recorded additional compensation expense relating to the employee stock options:

                                        For the Three Months Ended      For the Six Months Ended
                                               November 30,                   November 30,
                                           2004            2003            2004            2003
                                       ------------    ------------    ------------    ------------
Net loss, as reported                  $ (2,849,376)   $ (1,082,877)   $ (5,357,702)   $ (2,832,436)
Estimated incremental share based
     compensation expense                  (229,917)       (108,741)       (456,559)       (282,643)
                                       ------------    ------------    ------------    ------------
Pro forma net loss                     $ (3,079,293)   $ (1,191,618)   $ (5,814,261)   $ (3,115,079)
                                       ============    ============    ============    ============
Weighted average common shares
     outstanding during the period       41,385,822      22,407,020      39,270,867      22,090,479
                                       ============    ============    ============    ============

Basic and diluted loss per share, as
     Reported                          $      (0.07)   $      (0.05)   $      (0.14)   $      (0.13)
                                       ============    ============    ============    ============
Pro forma basic and diluted loss
     per share                         $      (0.07)   $      (0.05)   $      (0.15)   $      (0.14)
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

Goodwill and Acquired Intangible Assets

      Management assesses goodwill related to reporting units for impairment at least annually and writes down the carrying amount of goodwill as required. The Company estimates the fair value of each reporting unit by preparing a discounted cash flow model. An impairment charge is recorded if the implied fair value of goodwill of a reporting unit is less than the book value of goodwill for that unit.

      Intangible assets with a finite useful life recorded as a result of acquisition transactions are amortized over their estimated useful lives as follows:

      Acquired technologies..........             3 years straight line
      Customer base..................             3 years straight line
      Intellectual property..........             5 years straight line

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

Foreign Currency Translation and Foreign Transactions

      The financial statements of the parent company have been translated into United States dollars in accordance with SFAS No. 52, Foreign Currency Translation. The Company's subsidiaries use their local currency, which is the United States dollar, as their functional currency. The functional currency of the parent company is the Canadian dollar, and all balance sheet amounts of the parent company with the exception of Shareholders' Equity have been translated using the exchange rates in effect at the end of the period. Shareholder's Equity accounts are translated using the exchange rate in effect at the time of each equity transaction. Statement of operation amounts have been translated using the average exchange rate for the period. The gains and losses resulting from the translation of foreign currency into the United States dollar are reported in comprehensive income for the period and accumulated other comprehensive income.

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

WORKSTREAM INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

      The consolidated financial statements presented herein include the results of operations of Peoplebonus from June 22, 2004.

      Management prepared a valuation of the net tangible and intangible assets acquired.

      The preliminary purchase price has been allocated as follows:

Share consideration                                                   $ 200,000
Cash consideration                                                      105,000

Note payable (discounted)                                                95,798

Escrow funds                                                             25,000

Acquisition costs                                                        23,775
                                                                      ---------
Total purchase costs                                                  $ 449,573
                                                                      =========

                                                                      $   8,450

Tangible long term assets                                                 9,080

Current liabilities                                                        (644)
Acquired technology                                                     432,687
                                                                      ---------
Total net identifiable assets                                         $ 449,573
                                                                      =========

Acquisition of Bravanta, Inc.

      On July 27, 2004, the Company acquired Bravanta, Inc., a Delaware corporation. As consideration for the sale, the Company issued Bravanta 2,427,125 common shares. In January 2005, 244,939 additional common shares were issued to the former management of Bravanta upon receipt by the Company of completed and satisfactory accredited investor questionnaires and other related documentation from them. The total aggregate value of the shares is $7,107,693. 400,000 of the issued shares are being held in escrow to cover indemnity obligations covering breaches of representations and warranties. These shares are not considered contingent and therefore have been included in the purchase price at the time of acquisition. In addition, the Company made cash payments in an amount equal to $2,051,120 to meet some of Bravanta's obligations prior to the finalization of the asset purchase agreement with Bravanta. Bravanta is a provider of enterprise incentive and recognition programs. The primary reason for the Bravanta acquisition is that it enables the Company to expand its customer base, expand rewards and incentives products and services, and increase recurring revenues.

      The consolidated financial statements presented herein include the results of operations of Bravanta from July 28, 2004.

WORKSTREAM INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

      Management obtained an independent valuation of intangible assets acquired and prepared a valuation of net tangible assets acquired. The excess of the purchase price over the value of the net tangible and identifiable intangible assets acquired has been allocated to goodwill.

      The preliminary purchase price has been allocated as follows:

Share consideration                                                 $ 7,107,693
Cash consideration                                                    2,051,120
Closing costs                                                           155,000
                                                                    -----------
Total purchase costs                                                $ 9,313,813
                                                                    ===========

Current assets                                                      $   661,866
Tangible long-term assets                                                86,310
Other assets                                                             35,005
Deferred tax asset                                                      861,000
Current liabilities                                                    (895,863)
Intangible assets:
  Trademarks                                                            645,000
  Customer relationship                                                 837,000
  Acquired technology                                                   670,000
Future tax liabilities                                                 (861,000)
Other liabilities                                                       (61,624)
Goodwill                                                              7,336,119
                                                                    -----------
Total net identifiable assets                                       $ 9,313,813
                                                                    ===========

WORKSTREAM INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

Acquisition of HRSoft, LLC

      On October 6, 2004, the Company acquired certain assets of HRSoft, LLC ("HRSoft"), a Delaware limited liability company. As consideration for the sale, the Company assumed $766,913 in bank debts and vendor obligations. In addition, the Company made cash payments of $100,000 to meet some of HRSoft's obligations prior to the finalization of the asset purchase agreement. The Company also agreed to reimburse the owners of HRSoft for the estimated individual tax liabilities arising from the transaction. This amount totaled $110,000. Finally, the Company issued a promissory note for $325,000 to the owners of HRSoft, under which the portion to be repaid to the Company is contingent on future revenues. HRSoft develops and markets strategic talent management software solutions for succession planning and leadership development, performance management, competency management, career and development planning, organizational charting, modeling and hierarchy management. The primary reason for the HRSoft acquisition was to enable the Company to expand its customer base, expand its products and services, and increase recurring revenues.

      The consolidated financial statements presented herein include the results of operations of HRSoft from October 7, 2004.

      Management prepared a valuation of the net tangible and intangible assets acquired and liabilities assumed.

      The preliminary purchase price has been allocated as follows:

Payoff of bank loans                                                $   550,000
Cash consideration                                                      100,000
Note receivable advance                                                 325,000
Payoff of vendor payable                                                216,913
Acquisition costs                                                       150,000
                                                                    -----------
Total purchase costs                                                $ 1,341,913
                                                                    ===========

Current assets                                                      $   326,561
Tangible long-term assets                                                49,548
Other assets                                                             57,103
Current liabilities                                                    (644,942)
Intangible assets:
  Customer relationship                                                 804,404
  Acquired technology                                                   949,239
Other liabilities                                                      (200,000)
                                                                    -----------
Total net identifiable assets                                       $ 1,341,913
                                                                    ===========

CONTINGENT CONSIDERATION

      As of November 30, 2004, a total of 1,046,549 common shares were held in escrow relating to acquisitions as further described below. This total consists of 323,625 common shares relating to the Company's acquisition of 6FigureJobs.com, 614,620 common shares relating to the Company's acquisition of Kadiri, and 108,304 common shares relating to the Company's acquisition of Peoplebonus.

WORKSTREAM INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

      Pursuant to the purchase agreement with 6FiguresJobs.com, 323,625 common shares were to be released from escrow to the former shareholders of 6FigureJobs.com provided that certain revenue and profit targets for the twelve month period ending September 30, 2002 were achieved. The Company determined that the revenue and profit targets were not achieved, but the representative of the former 6FigureJobs.com shareholders disputed that determination and filed a lawsuit against the Company with regard to the escrowed shares. The dispute was heard by an arbitrator in October 2004. On January 3, 2005, the Company received the arbitrator's decision. According to the decision, damages and other fees totaling $376,523 were assessed against the Company. The damages were computed as 20% of the fair market value of the escrowed shares as of the date of the decision, or $234,405. The Company is not required to issue the 323,625 common shares held in escrow to the former shareholders of 6FigureJobs.com. 25% of the shares (80,906) are to remain in escrow until the Company pays the damages and other fees assessed, at which time such shares will be released to the Company. Because the escrowed shares were considered contingency consideration at the time of the 6FigureJobs.com acquisition, the cash damages of $234,405, which are based on the value of the shares, increased the goodwill relating to the acquisition. The fees totaling $142,118 were expensed.

      As of May 31, 2004, there were 950,000 common shares held in escrow pursuant to the purchase agreement with Kadiri. In July 2004, 335,380 shares valued at $828,389 that were held in escrow were released as a result of the resolution of a dispute between Kadiri and one of its clients, Bank of America Technology and Operations, Inc., reducing the common shares held in escrow to 614,620 as of November 30, 2004. These shares are to be released from escrow if certain revenue and cash generation targets are achieved during each fiscal quarter through November 30, 2005 or if there is no indemnification claims for breaches of representation and warranties.

      Pursuant to the purchase agreement with Peoplebonus, 108,304 additional common shares are being held in escrow and will be released if certain revenue and cash generation targets of the acquired business are met or if there are no indemnification claims for breaches of representations and warranties.

UNAUDITED PRO FORMA FINANCIAL INFORMATION

      The following unaudited pro forma financial information gives effect to the significant acquisitions (Kadiri and Bravanta) made subsequent to May 31, 2003 by Workstream as if the transactions occurred as of June 1, 2003.

                                                  For the six months ended November 30,
                                                        2004            2003
                                                     ------------    ------------
REVENUE                                              $ 14,053,301    $ 13,263,354
COST OF REVENUES (exclusive of
     Depreciation, shown below)
                                                        4,092,266       3,938,773
                                                     ------------    ------------
GROSS PROFIT
                                                        9,961,035       9,324,581
                                                     ------------    ------------

EXPENSES
Selling and marketing
                                                        3,494,460       4,917,863
General and administrative
                                                        8,516,254       7,710,987
Research and development
                                                          679,844       2,378,995
Amortization and depreciation
                                                        3,896,221       3,916,540
                                                     ------------    ------------

                                                       16,586,779      18,924,385

                                                     ------------    ------------
                                                       (6,625,744)     (9,599,804)
OPERATING LOSS
                                                     ------------    ------------

WORKSTREAM INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

OTHER INCOME AND (EXPENSES)
Interest and other income
                                                           29,077          11,986
Interest and other expense                               (389,344)     (1,426,931)
                                                     ------------    ------------
                                                         (360,267)     (1,414,945)
                                                     ------------    ------------
LOSS BEFORE INCOME TAX                                 (6,986,011)    (11,014,749)

Recovery of deferred income taxes
                                                          764,903         879,025

Current income tax (expense) recovery                     (28,107)         (1,162)
                                                     ------------    ------------
NET LOSS FOR THE PERIOD                              $ (6,249,215)   $(10,136,886)
                                                     ============    ============

WEIGHTED AVERAGE NUMBER OF
     COMMON SHARES OUTSTANDING
     DURING THE PERIOD                                 40,103,149      29,713,016
                                                     ============    ============

BASIC AND DILUTED NET LOSS
     PER COMMON SHARE                                $      (0.16)   $      (0.34)
                                                     ============    ============

NOTE 5: RESTRICTED CASH AND SHORT-TERM INVESTMENTS

      The following is a summary of the Company's restricted cash and short-term investments:

                               November 30, 2004       May 31, 2004
                               ------------------------------------

      Restricted cash            $3,290,174             $2,760,259
      Short-term investments     $  154,080             $  301,194

      Restricted cash is held in reserve deposits to support the current credit card activity and the Company's line of credit. The Company's customer credit card accounts and its line of credit form part of its current operations and accordingly, the restricted cash has been classified as a current asset.

      Excess funds are used to purchase units of an investment trust established by a Canadian chartered bank, as well as bonds issued by Canadian corporations. The investment trust holds various short-term, low-risk instruments that accrue interest daily, and monies held in trust can be withdrawn without penalty at any time.

NOTE 6: ALLOWANCE FOR DOUBTFUL ACCOUNTS

                                       November 30, 2004    May 31, 2004
                                       ----------------------------------
Balance at beginning of the period         $  21,509          $  55,828
Charged to costs and expenses                118,544             55,966
Write-offs and effect of exchange rate        (8,221)           (90,285)
                                           ---------          ---------
Balance at end of the period               $ 131,832          $  21,509
                                           =========          =========

WORKSTREAM INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

NOTE 7: CAPITAL ASSETS

Property and equipment consists of the following:

                                    November 30, 2004              May 31, 2004
                                --------------------------   ---------------------------
                                               Accumulated                  Accumulated
                                   Cost       Depreciation      Cost        Depreciation
                                -----------   ------------   -----------    ------------
Furniture, equipment
   and leaseholds               $ 1,533,079    $   883,994   $ 1,393,844    $   695,967
Office equipment                    317,616        264,373       293,814        226,992
Computers and software            4,654,199      4,059,411     4,049,582      3,385,138
                                -----------    -----------   -----------    -----------
                                  6,504,894    $ 5,207,778     5,737,240    $ 4,308,097
                                -----------    -----------   -----------    -----------
Less accumulated depreciation    (5,207,778)                  (4,308,097)
                                -----------                  -----------
Net capital assets              $ 1,297,116                  $ 1,429,143
                                ===========                  ===========

NOTE 8: ACQUIRED INTANGIBLE ASSETS

Depreciable intangible assets consists of the following:

                                                   November 30, 2004     May 31, 2004
                                                   ----------------------------------
Customer base                                        $  5,827,566        $  4,186,182
Acquired technologies                                  16,543,447          14,513,943
Trademarks, domain names and intellectual property      1,322,760             677,760
                                                     ------------        ------------
Total cost                                             23,693,773          19,377,885
                                                     ------------        ------------

Accumulated amortization:
Customer base                                          (3,561,590)         (2,930,512)
Acquired technologies                                  (9,480,177)         (6,950,270)
Trademarks, domain names and intellectual property       (365,262)           (254,486)
                                                     ------------        ------------
Total accumulated amortization                        (13,407,029)        (10,135,268)
                                                     ------------        ------------

Net acquired intangible assets                       $ 10,286,744        $  9,242,617
                                                     ============        ============

WORKSTREAM INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

      Amortization of intangible assets was $3,271,761 and $2,404,618 for the six months ended November 30, 2004 and 2003, respectively. The estimated amortization expense related to intangible assets in existence as of November 30, 2004 over the next fiscal periods is as follows:

             Remainder of fiscal 2005:     $3,309,506
                          Fiscal 2006:      3,517,758
                          Fiscal 2007:      2,814,661
                          Fiscal 2008:        450,319
                          Fiscal 2009:        173,000
                          Fiscal 2010:         21,500
                                        --------------
                                          $10,286,744
                                        ==============

NOTE 9: GOODWILL

                                         ENTERPRISE     CAREER
                                         WORKFORCE    TRANSITION
                                          SERVICES     SERVICES       TOTAL
                                        -----------   -----------   -----------
Goodwill at May 31, 2003                $ 9,570,100   $ 7,813,337   $17,383,437
                                        -----------   -----------   -----------
Acquisitions during the year             11,125,760            --    11,125,760
Purchase price allocation
   Adjustments made within
   one year of acquisition date              89,509            --        89,509
                                        -----------   -----------   -----------
Goodwill at May 31, 2004                 20,785,369     7,813,337    28,598,706
                                        -----------   -----------   -----------

Acquisitions during the period            7,336,119            --     7,336,119
Contingency consideration                   234,405            --       234,405
Purchase price allocation adjustments
   made within one year
   of acquisition date                      638,410            --       638,410
                                        -----------   -----------   -----------
Goodwill at November 30, 2004           $28,994,303   $ 7,813,337   $36,807,640
                                        -----------   -----------   -----------

NOTE 10: LINES OF CREDIT

      At November 30, 2004 and May 31, 2004, the Company had an aggregate of $2,476,523 and $1,972,218, respectively, outstanding on a line of credit from the Bank of Montreal ("BMO").

WORKSTREAM INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

      The line of credit with the Bank of Montreal bears interest at the bank's prime rate plus 1%. The Company is permitted to draw up to CDN (Canadian dollars) $3,000,000 against this facility based on compensating balances on deposit with the bank. The Company has drawn CDN $2,937,157 as of November 30, 2004. The Company has provided collateral of CDN $3,000,000, leaving CDN $62,843 available to be drawn on this line.

      As of November 30, 2004 and May 31, 2004, a total of $3,290,174 and $2,760,259, respectively, of short-term deposits were pledged to the institutions below as collateral for the line of credit, credit card reserve, term loan, letters of credit for facility leases, as well as for Workstream's credit card with the Bank of Montreal and therefore were restricted from the Company's use:

                                                            November 30, 2004   May 31, 2004
                                                            --------------------------------
Bank of America - credit card reserve                          $  199,786         $  199,786
Silicon Valley Bank - letter of credit for facility lease          77,594             77,594
Bank of Montreal - term loan, line of credit and letters
    of credit for facility leases, and BMO credit card          3,012,794          2,482,879
                                                               ----------         ----------
                                                               $3,290,174         $2,760,259
                                                               ==========         ==========

NOTE 11: LONG-TERM OBLIGATIONS

      Long-term obligations consists of the following:

                                                   November 30, 2004   May 31, 2004
                                                   --------------------------------
Term loan                                              $ 81,498         $ 85,561
Settlement agreement payable                            183,000                0
                                                       --------         --------
                                                        264,498           85,561
Less: current portion                                   135,723           29,335
                                                       --------         --------
                                                       $128,775         $ 56,226
                                                       ========         ========

      Long-term obligations represents a five year term loan maturing in May 2007 with monthly principal payments of CDN $3,333 with the Bank of Montreal that bears interest at the Bank's prime rate plus 2.0%. Collateral has been provided as described in note 10.

      The settlement agreement payable represents a settlement reached by HRSoft with one of its vendors relating to services provided prior to the asset acquisition of HRSoft by the Company. The Company assumed the liability as part of the acquisition agreement. The settlement agreement provides for monthly payments of $8,500 through August 2006 with a final payment of $4,500 in September 2006.

      As of November 30, 2004, the maturities for long-term obligations are as follows:

            Remainder of fiscal 2005:        $ 67,862
                         Fiscal 2006:         135,723
                         Fiscal 2007:          60,913
                                             --------
                                             $264,498
                                             ========

NOTE 12: RELATED PARTY OBLIGATIONS

      Related party obligations consist of the following:

                                            November 30, 2004    May 31, 2004
                                            ---------------------------------
Note payable                                    $ 56,807                 --
Shareholder  loans                                    --           $317,626
                                                --------           --------
                                                  56,807            317,626
Less: current portion                             56,807            170,369
                                                --------           --------
                                                      --           $147,257
                                                ========           ========

      As of November 30, 2004, the note payable consists of a note payable assumed as part of the acquisition of Peoplebonus which is non-interest bearing and is repayable in monthly installments of $8,333 through May 31, 2005. The Company recorded the present value of the note payable at the time of the acquisition utilizing an 8% discount rate. Imputed interest is charged to expense over the term to maturity.

      As of May 31, 2004, the shareholder loans consisted of a term loan assumed as part of the acquisition of Paula Allen Holdings which was non-interest bearing and was repayable in quarterly installments of $52,500 beginning in April 2001 and ending in January 2006. The Company recorded the present value of these shareholder notes at the time of the acquisition utilizing a 15% discount rate. Imputed interest was charged to expense over the term to maturity. As of November 30, 2004, the Company has paid the loans in full and expensed the remaining unamortized interest during the first three months of fiscal 2005.

NOTE 13: CAPITAL LEASE OBLIGATIONS

         Capital lease obligations consist of the following:

                                               November 30, 2004  May 31, 2004
                                               -------------------------------
Capital leases                                    $77,878           $85,533
Less: current portion                              77,878            54,003
                                                  -------           -------
                                                        0           $31,530
                                                  =======           =======

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

      The Company has been involved in a dispute with the former shareholders of 6FigureJobs.com, Inc., a company acquired in October 2001. Under the terms of the original purchase agreement pursuant to which the Company acquired 6FigureJobs.com, 323,625 common shares were held in escrow to be issued to the former shareholders of 6FigureJobs.com provided that certain revenue and profit targets were achieved. The Company determined that the revenue and profit targets were not achieved, but the representative of the former 6FigureJobs.com shareholders disputed that determination and filed a lawsuit against the Company with regard to the escrowed shares. The dispute was heard by an arbitrator in October 2004. On January 3, 2005, the Company received the arbitrator's decision. According to the decision, damages and other fees totaling $376,523 were assessed against the Company. The damages were computed as 20% of the fair market value of the escrowed shares as of the date of the decision, or $234,405. The Company is not required to issue the 323,625 common shares held in escrow to the former shareholders of 6FigureJobs.com. 25% of the shares (80,906) are to remain in escrow until the Company pays the damages and other fees assessed, at which time such shares will be released to the Company. Because the escrowed shares were considered contingency consideration at the time of the 6FigureJobs.com acquisition, the cash damages of $234,405, which are based on the value of the shares, increased the goodwill relating to the acquisition. The fees totaling $142,118 were expensed.

      The Company is subject to other legal proceedings and claims which arise in the ordinary course of business. The Company does not believe that the resolution of such actions will materially affect the Company's business, results of operations or financial condition.

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

WORKSTREAM INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

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

NOTE 16: SHARE CAPITAL

      The authorized share capital consists of an unlimited number of no par value common shares, an unlimited number of Class A Preferred Shares, no par value per share (the "Class A Preferred Shares"), and an unlimited number of Series A Convertible Preferred Shares, no par value per share (the "Series A Shares"). There were 41,411,089 common shares outstanding as of November 30, 2004 (May 31, 2004 - 33,574,883). As of November 30, 2004, an additional
1,046,549 shares were being held in escrow for contingent considerations as a result of the terms of acquisitions. (See note 6) These shares are to be released from escrow if certain revenue, profit, and/or cash generation targets are achieved or if there are not any indemnification claims for breaches of representation and warranties. The periods covered by the escrow agreements extend until November 30, 2005. As of November 30, 2004, there were no Class A Preferred Shares or Series A Shares outstanding.

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

      In July 2004, 100,000 common shares valued at $250,000 were issued as a retainer under the terms of a one-year business advisory agreement.

NOTE 17: SEGMENTED AND GEOGRAPHIC INFORMATION

      The following is a summary of the Company's operations by business segment and by geographic region for the three and six month periods ended November 30, 2004 and November 30, 2003.

                                       ENTERPRISE      CAREER
                                       WORKFORCE     TRANSITION
                                       SERVICES        SERVICES        TOTAL
                                      -----------    -----------    -----------
THREE MONTHS ENDED
NOVEMBER 30, 2004

Revenue                               $ 5,870,377    $ 1,277,447    $ 7,147,824
Expenses                                8,419,609      1,554,576      9,974,185
                                      -----------    -----------    -----------
Business segment loss                 $(2,549,232)   $  (277,129)    (2,826,361)
                                      ===========    ===========
Corporate overhead, other revenues
     And expenses                                                       (23,015)
                                                                    -----------
Net loss                                                            $(2,849,376)
                                                                    ===========

                                       ENTERPRISE      CAREER
                                       WORKFORCE     TRANSITION
                                       SERVICES       SERVICES         TOTAL
                                     ------------   ------------   ------------
SIX MONTHS ENDED
NOVEMBER 30, 2004

Revenue                              $ 10,051,092   $  2,815,861   $ 12,866,953
Expenses                               14,852,067      3,324,318     18,176,385
                                     ------------   ------------   ------------
Business segment loss                $ (4,800,975)  $   (508,457)    (5,309,432)
                                     ============   ============
Corporate overhead, other revenues
     And expenses                                                       (48,270)
                                                                   ------------
Net loss                                                           $ (5,357,702)
                                                                   ============

WORKSTREAM INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

                                          ENTERPRISE     CAREER
                                          WORKFORCE    TRANSITION
                                          SERVICES       SERVICES       TOTAL
                                         -----------   -----------   -----------
AS AT NOVEMBER 30, 2004

Business segment assets                  $ 8,526,833   $   268,767   $ 8,795,600
Intangible assets                         10,186,744       100,000    10,286,744
Goodwill                                  28,994,302     7,813,338    36,807,640
                                         -----------   -----------   -----------

                                         $47,707,879   $ 8,182,105    55,889,984
                                         ===========   ===========
Assets not allocated to business

     Segments                                                          6,794,586
                                                                     -----------
Total assets                                                         $62,684,570
                                                                     ===========

                                       ENTERPRISE      CAREER
                                       WORKFORCE     TRANSITION
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
                                                                    ===========

                                       ENTERPRISE      CAREER
                                       WORKFORCE     TRANSITION
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
                                                                    ===========

WORKSTREAM INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

                                          ENTERPRISE     CAREER
                                          WORKFORCE    TRANSITION
                                          SERVICES      SERVICES        TOTAL
                                         -----------   -----------   -----------
AS AT MAY 31, 2004

Business segment assets                  $ 7,883,911   $   322,278   $ 8,206,189
Intangible assets                          9,069,568       173,049     9,242,617
Goodwill                                  20,785,368     7,813,338    28,598,706
                                         -----------   -----------   -----------
                                         $37,738,847   $ 8,308,665    46,047,512
                                         ===========   ===========
Assets not allocated to business
     Segments                                                          2,834,935
                                                                     -----------
Total assets                                                         $48,882,447
                                                                     ===========

                                     CANADA           USA             TOTAL
                                   ------------    ------------    ------------
GEOGRAPHY

THREE MONTHS ENDED
NOVEMBER 30, 2004

Revenue                            $    551,280    $  6,596,544    $  7,147,824
Expenses                                716,164       9,591,082      10,307,246
                                   ------------    ------------    ------------
Geographical loss                  $   (164,884)   $ (2,994,538)     (3,159,422)
                                   ============    ============
Other revenues and expenses                                             310,046
                                                                   ------------
Net loss                                                           $ (2,849,376)
                                                                   ============

                                     CANADA            USA            TOTAL
                                   ------------    ------------    ------------
SIX MONTHS ENDED
NOVEMBER 30, 2004

Revenue                            $  1,086,071    $ 11,780,882    $ 12,866,953
Expenses                              1,220,960      17,641,530      18,862,490
                                   ------------    ------------    ------------
Geographical loss                  $   (134,889)   $ (5,860,648)     (5,995,537)
                                   ============    ============
Other revenues and expenses                                             637,835
                                                                   ------------
Net loss                                                           $ (5,357,702)
                                                                   ============

                                       CANADA            USA            TOTAL
                                     -----------     -----------     -----------
AS AT NOVEMBER 30, 2004

Geographic segment assets            $ 4,604,119     $58,080,451     $62,684,570
                                     ===========     ===========     ===========

WORKSTREAM INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

                                      CANADA           USA             TOTAL
                                    -----------     -----------     -----------
GEOGRAPHY

THREE MONTHS ENDED
NOVEMBER 30, 2003
Revenue                             $   496,490     $ 3,765,281     $ 4,261,771
Expenses                                580,008       4,770,006       5,350,014
                                    -----------     -----------     -----------
Geographical loss                   $   (83,518)    $(1,004,725)     (1,088,243)
                                    ===========     ===========
Other revenues and expenses                                               5,366
                                                                    -----------
Net loss                                                            $(1,082,877)
                                                                    ===========

                                     CANADA            USA             TOTAL
                                   ------------    ------------    ------------
SIX MONTHS ENDED
NOVEMBER 30, 2003
Revenue                            $    940,860    $  7,499,425    $  8,440,285
Expenses                              1,159,450       9,641,141      10,800,591
                                   ------------    ------------    ------------
Geographical loss                  $   (218,590)   $ (2,141,714)     (2,360,306)
                                   ============    ============
Other revenues and expenses                                            (472,130)
                                                                   ------------
Net loss                                                           $ (2,832,436)
                                                                   ============

                                       CANADA           USA             TOTAL
                                     -----------     -----------     -----------
AS AT MAY 31, 2004
Geographic segment assets            $ 5,310,040     $43,572,407     $48,882,447
                                     ===========     ===========     ===========

WORKSTREAM INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

NOTE 18: EARNINGS PER SHARE

      For all the periods presented, diluted net loss per share equals basic net loss per share due to the antidilutive effect of employee stock options, warrants and escrowed shares. The following outstanding instruments could potentially dilute basic earnings per share in the future:

                                                                  November 30, 2004
                                                                  -----------------
Stock options                                                         2,499,417
Escrowed shares                                                       1,046,549
Warrants issued to investors                                            133,333
Warrants issued with convertible notes                                  712,179
Warrants issued to private placement agents                             412,500
Warrants issued to consultant                                           100,000
Warrants issued through acquisition                                      50,000
Warrants issued to underwriters                                         440,000
                                                                    ------------
Potential increase in number of shares from dilutive instruments      5,393,978
                                                                    ============

NOTE 19: SUBSEQUENT EVENTS

      On December 15, 2004, the Company entered into a Securities Purchase Agreement pursuant to which it raised $14 million through the sale of an aggregate of 4,666,667 shares of the Company's common stock at a purchase price of $3.00 per share and warrants to purchase 2,333,333 shares of the Company's common stock at an exercise price of $3.50 per share. The private placement closed on December 17, 2004 and December 20, 2004.

      On December 30, 2004, the Company, through a wholly-owned subsidiary, acquired certain assets of ProAct Technologies Corporation ("ProAct"), a Delaware corporation. As consideration for the sale, the Company made a cash payment of $5,500,000 and issued 913,551 shares of common stock valued at $2,700,000, of which 253,764 shares are being held in escrow. In addition, the Company issued a promissory note for $1,530,000, which accrues interest at an annual rate of 6% with principal and interest due on June 1, 2005. ProAct is a provider of software and hosted web-based tools for employee benefits management.

      On January 3, 2005 in conjunction with the private placement discussed above, the Company entered into a Securities Purchase Agreement pursuant to which it raised an additional $990,000 through the sale of 330,000 shares of the Company's common stock at a purchase price of $3.00 per share and warrants to purchase 165,000 shares of the Company's common stock at an exercise price of $3.50 per share.

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

      The following discussion and analysis should be read in conjunction with our unaudited consolidated financial statements and accompanying notes for the six month period ended November 30, 2004. All figures are in United States dollars, except as otherwise noted.

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

      Our business changed significantly beginning in fiscal 2002. During fiscal 2002, we completed the acquisition of Paula Allen Holdings, OMNIpartners, 6FigureJobs.com, RezLogic, ResumeXpress and Tech Engine. During fiscal 2003, we completed the acquisition of Icarian, PureCarbon and Xylo. During fiscal 2004, we completed the acquisitions of Perform, Peopleview and Kadiri. During the first six months of fiscal 2005, we completed the acquisitions of Peoplebonus, Bravanta and HRSoft. Subsequent to the acquisitions, we have concentrated on integrating the acquired entities and expanding the reach of the existing business as well as on other potential acquisitions. These acquisitions have enabled us to increase our service offerings and revenue streams. When we complete an acquisition, we combine the business of the acquired entity into the Company's existing operations and thus expect that it will significantly reduce the administrative and other expenses associated with the business prior to its acquisition . The acquired business is not maintained as a standalone business operation. Therefore, we do not separately account for the acquired business, including its profitability, unless it constitutes a distinct segment requiring separate reporting. Futhermore, we no not assess the impact of individual acquisitions on earning trends.

      Due to the substantive change these acquisitions have made to our business, this management's discussion and analysis includes comparisons of pro forma results of operations for the six months ended November 30, 2004 and for the six months ended November 30, 2003. These pro forma results assume that the significant acquisitions (Kadiri and Bravanta) had been completed as of June 1, 2003 and, therefore, compare revenues and expenses for both periods.

      To monitor our results of operations and financial condition, we review key financial information, including net revenues, gross profit, earnings per share, and cash flow from operations. As our businesses are integrated, we continue to seek ways to more efficiently manage and monitor our business performance. We review other key operating metrics such as sales per employee, days of sales outstanding1, liquidity ratio2, and debt to equity ratio3. In addition, we review the number of clients and revenue per client in both the Enterprise Workforce Services and Career Transition Services segments and the number of listings in our applicant sourcing and exchange business. As our business is impacted by the job market, we also review economic indicators such as the unemployment rate.

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

      The Company recognizes revenue from the sale of software licenses in accordance with American Institute of Certified Public Accountants ("AICPA") Statement of Position ("SOP") No. 97-2, "Software Revenue Recognition", and SOP No. 98-9, "Modification of SOP 97-2, Software Revenue Recognition, with Respect to Certain Transactions" when all of the following conditions are met: a signed contract or purchase order; the software has been shipped or electronically delivered; the license fee is fixed or determinable; and the Company believes that the collection of these fees is reasonably assured. For contracts which involve significant implementation or other services that are essential to the functionality of the software and are reasonably estimable, the license and services revenue is recognized using contract accounting, as prescribed by SOP 81-1, "Accounting for Performance of Construction-Type and Certain Production-Type Contracts". Revenue is recognized over the period of each implementation, primarily using the percentage-of-completion method. Labor hours incurred are used as the measure of progress towards completion, and management believes its estimates to completion are reasonable dependable. A provision for estimated losses on engagements is made in the period in which the losses become probable and can be reasonably estimated. In cases where a sale of a license does not include significant implementation services, license revenue is recorded upon delivery with an appropriate deferral for maintenance services, if applicable, provided all of the other relevant conditions have been met. The total fee from the arrangement is allocated based on Vendor Specific Objective Evidence ("VSOE") of fair value of each of the undelivered elements. Maintenance agreements are typically priced based on a percentage of the product license fee and have a one-year term, renewable annually. VSOE of fair value for maintenance is established based on the stated renewal rates. Services provided to customers under maintenance agreements include technical product support and unspecified product upgrades. VSOE of fair value for the professional service element is based on the standard hourly rates we charge for services when such services are sold separately. Deferred revenues from advanced payments for maintenance agreements are recognized ratably over the term of the agreement, which is typically one year.

      Goodwill is assessed for impairment on at least an annual basis or more frequently if circumstances warrant. We assess goodwill related to reporting units for impairment and write down the carrying amount of goodwill as required. We estimate the fair value of each reporting unit by preparing a discounted cash flow model using a 15% discount rate. The model is prepared by projecting results for five years making different assumptions for each reporting unit. At the end of fiscal 2004, we assumed that the economy would continue to improve in fiscal 2005, that individual reporting unit revenue growth rates would range from 10% to 146%, that gross profit would generally be higher than current trends, and that operating expense would be reduced. An impairment charge is recorded if the implied fair value of goodwill of a reporting unit is less than the book value of goodwill for that unit. Changes in the discount rate used, or in other assumptions in the model, would result in wide fluctuations in the value of goodwill that is supported. Any such changes may result in additional impairment write-downs.

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

      We apply significant judgment in recording net deferred tax assets, which result from the loss carry forwards of companies that we acquire and that we generate internally. The recording of deferred tax assets requires estimates of future profitability. Actual results may differ from estimated amounts.

UNAUDITED PRO FORMA FINANCIAL INFORMATION

The table below sets forth pro forma results and the percentage difference between the sixs months ended November 30, 2004 and 2003, assuming that the Kadiri and Bravanta acquisitions were acquired as of June 1, 2003.

                                           2004             2003           Variance        % change
                                        ------------    ------------    ---------------------------

REVENUE                                 $ 14,053,301    $ 13,263,354    $    789,947           6%
COST OF REVENUES (exclusive of
     depreciation, shown below)            4,092,266       3,938,773         153,493           4%
                                        ------------    ------------    ------------
GROSS PROFIT                               9,961,035       9,324,581         636,454           7%
                                        ------------    ------------    ------------

EXPENSES
Selling and marketing                      3,494,460       4,917,863      (1,423,403)       -29%
General and administrative                 8,516,254       7,710,987         805,267          10%
Research and development                     679,844       2,378,995      (1,699,151)       -71%
Amortization and depreciation              3,896,221       3,916,540         (20,319)        -1%
                                        ------------    ------------    ------------
                                          16,586,779      18,924,385      (2,337,606)       -12%
                                        ------------    ------------    ------------
OPERATING LOSS                            (6,625,744)     (9,599,804)      2,974,060        -31%
                                        ------------    ------------    ------------

OTHER INCOME AND (EXPENSES)
Interest and other income                     29,077          11,986          17,091         143%
Interest and other expense                  (389,344)     (1,426,931)      1,037,587        -73%
                                        ------------    ------------    ------------
                                            (360,267)     (1,414,945)      1,054,678        -75%
                                        ------------    ------------    ------------

LOSS BEFORE INCOME TAX                    (6,986,011)    (11,014,749)      4,028,738        -37%

Recovery of deferred income taxes            764,903         879,025        (114,122)       -13%
Current income tax (expense) recovery        (28,107)         (1,162)        (26,945)      2,319%
                                        ------------    ------------    ------------
NET LOSS FOR THE PERIOD                 $ (6,249,215)   $(10,136,886)   $  3,887,671        -38%
                                        ============    ============    ============

WEIGHTED AVERAGE NUMBER OF
     COMMON SHARES OUTSTANDING
     DURING THE PERIOD                    40,103,149      29,713,016
                                        ============    ============

BASIC AND DILUTED NET LOSS
     PER COMMON SHARE                   $      (0.16)   $     (0.34)
                                        ============    ============

      Following completion of our acquisitions, we focused on integrating the acquired entities and expanding the reach of the existing businesses. We have also made efforts to reduce costs by consolidating operations, resulting in staff reductions of redundant positions and related overhead and reducing research and development expenditures. In the six months ended November 30, 2004, operating expenses of non-acquired operations declined $283,813 or 3% compared to the six months ended November 30, 2003.

REVENUES

      Consolidated revenues were $7,147,824 for the three months ended November 30, 2004 ("second quarter 2005") compared to $4,261,771 for the three months ended November 30, 2003 ("second quarter 2004"), an increase of $2,886,053 or 68%. Revenues from Peopleview, Kadiri, Peoplebonus, Bravanta and HRSoft ("companies acquired subsequent to second quarter 2004") represented $3,395,631 for the second quarter 2005. Revenues from all other companies ("existing companies") declined 12% to $3,752,193 in second quarter 2005 from $4,261,771 in second quarter 2004. This decrease was primarily due to a decrease in Career Transition Services revenues caused by the closure of several offices in an effort to consolidate the workforce into fewer locations. This caused what we believe will be a temporary decline in revenues.

      Career Transition Service revenues for second quarter 2005 were $1,277,447 compared to $1,623,611 in second quarter 2004, a decrease of $346,164 or 21%. The primary reason for the decrease is discussed in the previous paragraph.

      Enterprise Workforce Solutions revenues for second quarter 2005 were $5,870,377 compared to $2,638,160 for second quarter 2004, an increase of $3,232,217 or 123%. $3,395,631 of revenues for second quarter 2005 were contributed by the companies acquired subsequent to second quarter 2004. This increase as a result of acquisitions was partially offset by a decline in sales in recruiting systems which we believe is due in part to the weak job market and to the transition of Icarian clients from our Icarian software to our E-cruiter software, which is less expensive for the client but results in a greater profit as a percentage of sales for the Company.

      Consolidated revenues were $12,866,953 for the six months ended November 30, 2004 compared to $8,440,285 for the six months ended November 30, 2003, an increase of $4,426,668 or 52%. Revenues from companies that we acquired subsequent to second quarter 2004 represented $4,816,877 for the six months ended November 30, 2004. Revenues from existing companies declined $390,208 or 5% to $8,050,076 in the six months ended November 30, 2004 from $8,440,284 for the six months ended November 30, 2003. This decrease was primarily due to a decrease in Career Transition Services revenues as discussed in the previous paragraphs.

      Career Transition Service revenues for the six months ended November 30, 2004 were $2,815,861 compared to $3,129,312 for the six months ended November 30, 2003, a decrease of $313,451 or 10%. The primary reason for the decrease is discussed in the previous paragraphs.

      Enterprise Workforce Solutions revenues for the six months ended November 30, 2004 were $10,051,092 compared to $5,310,973 for the six months ended November 30, 2003, an increase of $4,740,119 or 90%. $4,816,877 of revenues for the six months ended November 30, 2004 were contributed by the companies acquired subsequent to second quarter 2004. The decrease in revenue from existing companies is primarily due to the transition of Icarian clients from our Icarian software to our E-cruiter software, which is less expensive for the client but results in greater profit as a percentage of sales for the Company.

      Pro forma revenues for the six months ended November 30, 2004 were $14,053,301 compared to $13,263,354, an increase of $789,947 or 6%. The increase is primarily due to higher participation by Bravanta clients in the awards programs. Bravanta's awards program is a program under which client companies grant their employees awards for various reasons, including achieving desired performance goals, undertaking certain business or other activities, and celebrating birthdays and anniversaries. These awards can be redeemed by employees through our software/hosted website for items such as electronic equipment, household goods, leather goods, and glassware. When an employee redeems an award, we purchase the award from a third party vendor, send it to the redeeming employee and bill the client for the award plus a percentage markup. We generate revenue from the awards program through fees paid by clients to use the Bravanta product and from payments made by clients for awards redeemed by their employees. The Company believes that the higher participation rate reflects more awards being granted by existing Bravanta clients to their employees as they seek to provide additional benefits in an effort to increase employee loyalty and retention.

      During second quarter 2005, the amount of sales per average number of employees increased to $31,698 compared to $23,162 for second quarter 2004. We believe that the increase is due to improved efficiencies and the elimination of redundant positions.

      By the end of second quarter 2005, the total number of clients for our software services, consisting of our recruitment systems, performance management, resume management, reward services and employee portal was 43% higher than at the end of second quarter 2004 mainly as a result of the new clients acquired through the acquisitions. The average number of job postings in our applicant sourcing and exchange business decreased 9% for the second quarter 2005 compared to the second quarter 2004. This decrease was due to a shift in focus to clients that provide higher revenue per posting. At the end of second quarter 2005, the total number of clients for our Career Transition Services decreased 29% since the end of the second quarter 2004. This decrease is consistent with the decrease in Career Transition Services revenue for second quarter 2005 due to the closure of several offices in an effort to consolidate the workforce into fewer locations.

      By the end of second quarter 2005, our revenue per average number of clients for our software services increased 41% since the end of second quarter 2004 mainly due the high revenue clients associated with some of the companies acquired subsequent to second quarter 2004, primarily Kadiri and Bravanta. Our revenue per client for our Career Transition Services increased 11% during second quarter 2005 compared to second quarter 2004. The revenue per average number of clients figures are calculated by dividing revenue for the quarter by the average of the number of clients at the beginning of the quarter and the end of the quarter.

      We believe that our business is impacted by the job market. The unemployment rate in the United States, as disclosed by the U.S. Bureau of Labor Statistics, as of November 30, 2004 was 5.4%, slightly down from 5.6% as of May 31, 2004, but still significantly higher than the pre-recession rate of 3.9% for December 2000. When businesses reduce the number of employees being hired, as evidenced by a higher unemployment rate, we believe that the demand for our services decreases mainly in the areas of our recruitment software and recruitment services.

COST OF REVENUES

      Cost of revenues for second quarter 2005 were $2,194,498 compared to $389,407 for second quarter 2005, an increase of $1,805,091 or 464%. Career Transition Service cost of revenues accounted for $158,841 and Enterprise Workforce Services cost of revenues accounted for $2,035,657 of the total cost of revenues for second quarter 2005. Career Transition Service cost of revenues accounted for $190,757 and Enterprise Workforce Services cost of revenues accounted for $198,650 of the total cost of revenues for second quarter 2004. Cost of revenues in the Enterprise Workforce Services segment during second quarter 2005 increased $1,837,007 from second quarter 2004 as a result of additional costs of revenues of $1,907,534 incurred in connection with the companies we acquired subsequent to first quarter 2004. Cost of revenues for the Career Transition Services segment during second quarter 2005 decreased $31,916 from second quarter 2004 as a result of lower revenues.

      Cost of revenues for the six months ended November 30, 2004 were $3,266,325 compared to $832,757 for the six months ended November 30, 2003, an increase of $2,433,568 or 292%. Career Transition Service cost of revenues accounted for $304,685 and Enterprise Workforce Services cost of revenues accounted for $2,961,640 of the total cost of revenues for the six months ended November 30, 2004. Career Transition Service cost of revenues accounted for $363,348 and Enterprise Workforce Services cost of revenues accounted for $469,409 of the total cost of revenues for the six months ended November 30, 2003. Cost of revenues for the Career Transition Services segment decreased $58,663 as a result of lower revenues. Cost of revenues for the Enterprise Workforce Services increased $2,492,231 as a result of additional costs of revenues of $2,605,535 incurred in connection with the companies acquired subsequent to second quarter 2004.

      Pro forma cost of revenues for the six months ended November 30, 2004 were $4,092,266 compared to $3,938,773 for the six months ended November 30, 2003, an increase of $153,493 or 4%. The increase is mainly due to the additional cost of revenues associated with the increase in sales for the Bravanta's award programs. This increase was partially offset by a decrease in cost in the existing companies as a result of efforts to eliminate redundant operations and costs and to pursue more profitable business and changing marketing strategies.

GROSS PROFITS

      Consolidated gross profits were $4,953,326 for second quarter 2005 or 69% of revenues compared to $3,872,364 or 91% of revenues for second quarter 2004.

      Career Transition Services gross profit was $1,118,607 or 88% of Career Transition Service revenues for second quarter 2005 compared to $1,432,856 or 88% of Career Transition Service revenues for second quarter 2004. Enterprise Workforce Services gross profit was $3,834,719 or 65% of Enterprise Workforce Services revenues for second quarter 2005 compared to $2,439,510 or 92% of Enterprise Workforce Services revenue for second quarter 2004. The decrease in the Enterprise Workforce Services gross profit as a percent of revenues is due to the lower gross profit margins (44% of revenue) generated by the companies that the Company acquired subsequent to second quarter 2004. Gross profit margins for existing companies was 92% of revenues for second quarter 2005 compared to 91% for second quarter 2004.

      Consolidated gross profits were $9,600,628 or 75% of revenues for the six months ended November 30, 2004 compared to $7,607,528 or 90% of revenues for the six months ended November 30, 2003. Career Transition Services gross profit was $2,511,176 or 89% of Career Transition Services revenues and Enterprise Workforce Services gross profit represented $7,089,452 or 71% of Enterprise Workforce Services revenues for the six months ended November 30, 2004. Career Transition Services gross profit was $2,765,963 or 88% of Career Transition Services revenues and Enterprise Workforce Services gross profit represented $4,841,565 or 91% of Enterprise Workforce Services revenues for the six months ended November 30, 2003. The decrease in the Enterprise Workforce Services gross profit as a percent of revenues is due to the lower gross profit margins (46% of revenue) generated by the companies that the Company acquired subsequent to second quarter 2004. Gross profit margins for existing companies was 92% of revenues for the six months ended November 30, 2004 compared to 90% for the six months ended November 30, 2004. The improvement in gross profit for existing companies was due to efforts to eliminate redundant operations and costs and to pursue more profitable business by shifting to more profitable products.

      Pro forma gross profits for the six months ended November 30, 2004 were $9,961,035 or 71% of revenues, compared to $9,324,581 or 70% of revenues for the six months ended November 30, 2003. The improvement in the gross profit percentage is due to the improvement in gross profit of existing companies as explained above.

OPERATING EXPENSES

      Total operating expenses were $8,112,748 for second quarter 2005, compared to $4,960,607 for second quarter 2004, an increase of $3,152,141 or 64%. Companies that we acquired subsequent to second quarter 2004 accounted for $3,392,695 in total operating expenses. Operating expenses for existing companies were $4,720,054 for second quarter 2005, representing an approximate 5% decline compared to second quarter 2004. The decline in operating expenses for existing companies due to the lower amortization expense as intangibles become fully amortized was partially offset by the 6FigureJobs.com legal settlement expenses. In general, we believe that operating expenses generally continue to increase in the first three to twelve months after we complete an acquisition but that operating expenses will decrease after that as a result of the consolidation of operations. Any future acquisitions will increase operating expenses from the date of the acquisition, in which case we believe that pro forma results would provide a more comparable analysis.

      Total operating expenses were $15,596,165 for the six months ended November 30, 2004, compared to $9,967,834 for the six months ended November 30, 2003, an increase of $5,628,331 or 56%. Companies that we acquired subsequent to second quarter 2004 accounted for $5,912,144 in total operating expenses. Operating expenses for existing companies were $9,684,021 for the six months ended November 30, 2004, representing an approximate 3% decline compared to the six months ended November 30, 2003. The decline in operating expenses for existing companies due to the lower amortization expense as intangibles become fully amortized was partially offset by the 6FigureJobs.com legal settlement expenses.

      Pro forma operating expenses were $16,586,779 for the six months ended November 30, 2004 compared to $18,924,385 for the six months ended November 30, 2003, a decrease of $2,337,606 or 12%. The decrease is primarily due to the reduction in research and development activities and efforts to reduce costs mainly in the form of employee costs.

SELLING AND MARKETING

      Selling and marketing expenses were $1,766,087 for second quarter 2005 compared to $1,104,556 for second quarter 2004, an increase of $661,531 or 60%. This increase is attributable primarily to selling and marketing expenses of $539,362 incurred by the companies we acquired subsequent to second quarter 2004. Selling and marketing expenses for existing companies increased $122,169 compared to second quarter 2004. This increase is primarily due to higher advertising expenses of $72,648 and higher costs for obtaining sales leads in the Career Transition Services segment of $77,844. These increases are partially offset by a reduction in employee costs.

      Selling and marketing expenses were $3,493,192 for the six months ended November 30, 2004 compared to $2,171,887 for the six months ended November 30, 2003, an increase of $1,321,305 or 61%. This increase is attributable primarily to selling and marketing expenses of $1,101,932 incurred by the companies we acquired subsequent to second quarter 2004. Selling and marketing expenses for existing companies increased $219,373 compared to the six months ended November 30, 2003. This increase is primarily due to an increase in advertising expense of $166,813 and higher costs for obtaining sales leads in the Career Transition Services segment of $100,409. These increases are partially offset by reductions in employee costs and in travel and entertainment expenses.

      Pro forma selling and marketing expenses were $3,494,460 for the six months ended November 30, 2004 compared to $4,917,863 for second quarter 2004, a decrease of $1,423,403 or 29%. The decrease in pro forma selling and marketing expenses is mainly due to a reduction in selling and marketing personnel at Kadiri in efforts to reduce costs and consolidate operations.

GENERAL AND ADMINISTRATIVE

      General and administrative expenses were $4,170,219 for second quarter 2005, compared to $2,292,240 for second quarter 2004, an increase of $1,877,978 or 82%. The companies acquired subsequent to second quarter 2004 accounted for $1,827,809 of general and administrative expenses during second quarter 2005, primarily for employee costs, rent, travel and entertainment and consulting fees. General and administrative expenses for existing companies increased $50,169. The increase was due to the $142,118 legal settlement expenses relating to the dispute with the former shareholders of 6FigureJobs.com, a $331,794 increase in professional fees mainly for legal expenses associated with the 6FigureJobs.com litigation, and an increase in employees costs as a result of an increase in personnel at our headquarters in Ottawa, Canada, which is a corporate support function. These increases are partially offset by a $129,959 decrease in space occupancy as a result of negotiation of existing or new leases at the current lower market rates, a decrease of $111,339 in equipment lease expense due to the termination and buyout of lease equipment contracts, and a decrease of $645,129 due to the allocation of corporate expenses to the entities acquired subsequent to second quarter 2004. We believe that general and administrative expenses will continue to increase in the first three to twelve months after we complete an acquisition but that general and administrative expenses will decrease after that as a result of our effort to eliminate redundant costs. Any future acquisitions will increase general and administrative expenses from the date of the acquisition, in which case we believe that pro forma results would provide a more comparable analysis.

      General and administrative expenses were $7,658,234 for the six months ended November 30, 2004, compared to $4,716,672 for the six months ended November 30, 2003, an increase of $2,941,562 or 62%. The companies acquired subsequent to second quarter 2004 accounted for $2,860,887 of general and administrative expenses during the six months ended December 31, 2004, primarily for employee costs, rent, travel and entertainment and consulting fees. General and administrative expenses for existing companies increased $80,673. The increase was due to the $142,118 legal settlement expenses relating to the dispute with the former shareholders of 6FigureJobs.com, a $452,994 increase in professional fees mainly for legal expenses associated with 6FigureJobs.com litigation, and an increase in employee costs as a result of an increase in personnel at our headquarters in Ottawa, Canada, which is a corporate support function. These increases were partially offset by a $324,161 decrease in space occupancy as a result of negotiation of existing or new leases at the current lower market rates, a decrease of $210,109 in equipment lease expense due to the termination and buyout of lease equipment contracts, and a decrease of $840,480 due to the allocation of corporate expenses to the entities acquired subsequent to second quarter 2004.

      Pro forma general and administrative expenses were $8,516,254 for the six months ended November 30, 2004 compared to $7,710,987 for the six months ended November 30, 2003, an increase of $805,267 or 10%. The increase in pro forma general and administrative expenses is due to the increase in the existing companies general and administrative expenses as discussed previously.

RESEARCH AND DEVELOPMENT

      Research and development costs were $275,151 for second quarter 2005 compared to $159,951 for second quarter 2004, an increase of $115,200 or 72%. $248,265 of the research and development costs incurred in second quarter 2005 was attributable to the companies acquired subsequent to second quarter 2004. Research and development costs for existing companies declined $133,065. The decline in research and development costs for existing companies is primarily due to our strategy to acquire new technology through acquisitions. We believe that we can acquire new technology at a lower cost in the long-term and more efficiently than developing new software platforms with internal resources. We implemented this strategy in fiscal 2002. Since fiscal 2002, most of our research and development efforts have been incurred in the Enterprise Workforce Services segment.

      Research and development costs were $679,844 for the six months ended November 30, 2004 compared to $270,979 for the six months ended November 30, 2003, an increase of $408,865 or 151%. $630,739 of the research and development costs incurred during the six months ended November 30, 2004 was attributable to the companies acquired subsequent to second quarter 2004. Research and development costs for existing companies declined $221,874. The previous paragraph discusses our strategy with regards to research and development.

      Pro forma research and development costs were $679,844 for the six months ended November 30, 2004 compared to $2,378,995 for the six months ended November 30, 2003, a decrease of $1,699,151 or 71%. The decrease in pro forma research and development costs is due mainly to a decrease in research and development employee costs in Kadiri as a result of reduction in personnel in efforts to reduce costs and consolidate operations.

DEPRECIATION AND AMORTIZATION EXPENSE

      Depreciation and amortization expense was $1,901,291 for second quarter 2005, compared to $1,403,860 for second quarter 2004, an increase of $497,431 or 35%. Companies we acquired subsequent to second quarter 2004 incurred $777,258 of depreciation and amortization expense. Amortization and depreciation expense for existing companies decreased $279,827 due primarily to certain capital and intangible assets becoming fully depreciated and amortized. Amortization and depreciation expense for the Enterprise Workforce Services segment increased $563,887 primarily as a result of the increase in amortization due to the companies acquired subsequent to second quarter 2004. In second quarter 2005, the Career Transition Services segment amortization and depreciation expense decreased by $66,456. During second quarter 2005 through the acquisition of HRSoft, we acquired capital assets of $49,548 and intangible assets of $1,753,643. The depreciation and amortization of these assets is based on the estimated useful lives of the assets as described in note 3 of the consolidated financial statements.

      Depreciation and amortization expenses were $3,764,895 for the six months ended November 30, 2004, compared to $2,808,296 for the six months ended November 30, 2003, an increase of $956,599 or 34%. Companies we acquired subsequent to second quarter 2004 incurred $1,318,587 of depreciation and amortization expense. Amortization and depreciation expense for existing companies decreased $361,988 due primarily to certain capital and intangible assets becoming fully depreciated and amortized. Amortization and depreciation expense for the Enterprise Workforce Services segment increased $1,041,390 primarily as a result of the increase in amortization due to the companies acquired subsequent to second quarter 2004. During the six months ended November 30, 2004, the Career Transition Services segment amortization and depreciation expense decreased $84,791. During the six months ended November 30, 2004 through the acquisitions of Bravanta, Peoplebonus and HRSoft, we acquired capital assets of $144,938 and intangible assets of $4,343,701.

      Pro forma amortization and depreciation expense were $3,896,221 for the six months ended November 30, 2004 compared to $3,916,540 for the six months ended November 30, 2003, a decrease of $20,319 or 1%.

INTEREST INCOME AND OTHER INCOME

      Interest and other income was $20,482 for second quarter 2005 compared to $299 for second quarter 2004, an increase of $20,183. Interest and other income was $29,077 for the six months ended November 30, 2004, compared to $1,996 for the six months ended November 30, 2003, an increase of $27,081. The increase in interest and other income during second quarter 2005 and the six months ended November 30, 2004 was due to higher short-term investment and restricted cash balances compared to first quarter 2004 and the six months ended November 30, 2003.

      Pro forma interest income and other income was $29,077 for the six months ended November 30, 2004 compared to $11,986 for the six months ended November 30, 2003, an increase of $17,091 or 143%. The increase in interest and other income was due to higher short-term investment and restricted cash balances as discussed in the previous paragraph.

INTEREST AND OTHER EXPENSE

      Interest and other expense was $36,512 for second quarter 2005, compared to $432,324 for second quarter 2004, a decrease of $395,812 or 92%. Interest expense was $128,038 for the six months ended November 30, 2004, compared to $1,351,989 for the six months ended November 30, 2003, a decrease of $1,223,951 or 91%. The reason for the decrease in interest and other expense was due to expense incurred during the second quarter 2004 and the six months ended November 30, 2003 for the cessation of the amortization of the discount related to 8% senior subordinated convertible notes that were paid in full in fiscal 2004 and are not relevant to fiscal 2005.

      Pro forma interest and other expense was $389,344 for the six months ended November 30, 2004 compared to $1,426,931 for the six months ended November 30, 2003, a decrease of $1,037,587 or 73%. The decrease in interest and other expense is due to the expense incurred in the six months ended November 30, 2003 for the cessation of the amortization of the discount related to the 8% Senior Subordinated Convertible notes, partially offset by interest expense associated with issued warrants incurred by Bravanta in the six months ended November 30, 2003.

GOODWILL

      Goodwill was $36,807,640 as of November 30, 2004 compared to $28,598,706 as of May 31, 2004, an increase of $8,208,934 or 29%. $7,336,119 of the increase relates to the Bravanta acquisition completed during first quarter 2005. $234,405 of the increase represents the additional consideration issued to the former shareholders of 6FigureJobs.com. This additional consideration was determined by an arbitrator who resolved a dispute between the Company and the former shareholders of 6FigureJobs.com. The amount represents 20% of the fair market value of the shares held in escrow since the acquisition as potential contingent consideration. $318,187 of the increase was a result of additional liabilities for Kadiri, such as the issuance of shares to Trimbus, and additional payments made and severance related to periods prior to the acquisitions and recorded as part of the purchase equation within twelve months after the acquisition in accordance with FASB 142. $320,223 of the increase represents an adjustment to the original amount allocated to accounts receivable. The adjustment was made in order to reflect the fact that certain customers were billed in advance prior to the acquisition date, and the service period did not begin until after the acquisition date.

LIQUIDITY AND CAPITAL RESOURCES

      At November 30, 2004, we maintained $10,442,667, in cash and cash equivalents, restricted cash and short-term investments and a working capital of $3,446,946. The receipt of $10 million for the issuance of stock during first quarter 2005 improved working capital. At the end of fiscal 2004, we acquired Kadiri, and during the six months ended November 30, 2004, we acquired Bravanta, Peoplebonus and HRSoft. As a result of these acquisitions, we assumed current liabilities which exceeded acquired current assets by $544,572 as of the respective dates of acquisition. In addition, we made cash payments of $2,051,120, $130,000 and $1,191,913 related to the Bravanta, Peoplebonus and HRSoft acquisitions, respectively.

      At November 30, 2004, $3,290,174 of short-term investment balances were restricted from use because they represent collateral for various borrowing or leasing arrangements. Due to the high volume of credit card usage by our clients, Merchant banks have required us to place reserve deposits on our merchant accounts. These reserve deposits serve as guarantees to the Merchant banks for chargebacks that may be issued to our clients that request a cancellation of our services and that previously paid for our services with a credit card. As of November 30, 2004, $199,786 was held as guarantees by such banks. These deposits are reviewed quarterly and may be returned to us or increased based on the activity surrounding chargebacks and credit card usage. We expect the level of chargebacks and credit card usage to remain consistent with levels experienced in the past. Therefore, we believe that our reserve deposits will not change significantly and will not impact our liquidity in a material way. Additional deposits of $3,090,388 are restricted by three banks as security for an outstanding term loan, a line of credit and letters of guarantee provided to three landlords for facility leases. Since these restricted cash balances are held as guarantees of the borrowings and leases mentioned above, as any of the borrowings or the leases change, the restricted cash balance guaranteeing them will change accordingly. The line of credit will increase or decrease according to our working capital needs, and therefore the restricted cash guaranteeing the line of credit will change accordingly. We expect to reduce the principal amount of the term loan on a monthly basis according to the loan agreement, and as we do so, the restricted cash balance guaranteeing the loan will decrease. We also expect that as we make lease payments, the restricted cash guaranteeing the leases will decrease on an annual basis according to the lease agreements.

      For the six months ended November 30, 2004, cash used for operations totaled $3,284,463, consisting primarily of the net loss for the period of $5,357,702, cash used for working capital of $959,570, and the non-cash recovery of deferred income taxes of $764,903 offset by non-cash expenses such as amortization and depreciation of $3,745,163 and amortization of note discounts of $52,549. Our acquisitions made from July 2001 through November 2004 have reduced our working capital. Prior to the acquisitions, the majority of these companies experienced losses generating working capital deficits. As we integrate them and consolidate costs, we expect to generate operating cash flow, therefore reducing our working capital deficit. However, any future acquisitions that result in our acquiring working capital deficiencies will contribute to increasing our working capital deficit.

      Net cash used for investing activities during the six months ended November 30, 2004 was $3,483,801. Investing outflows consisted mainly of cash paid for business acquisitions, net of cash acquired, of $3,338,592 for the acquisitions made during the period and $145,209 used for the acquisition of capital assets.

      Net cash provided by financing activities was $9,354,038 for the six months ended November 30, 2004. During the period, we received $9,999,988 in exchange for 4,444,439 of our common shares in a private placement sold to William Blair & Company and entities for which it serves as investment advisor and Crestview Capital Fund L.P. In addition, we received $51,455 in cash from institutional investors as a result of their exercise of warrants to purchase our common stock and $69,574 in cash from employees as a result of their exercise of stock options. The net of our draws and repayments on the line of credit was $200,867. Financing outflows consisted primarily of the repayments of shareholder notes of $409,165, repayment of a loan assumed through the acquisition of Bravanta of $335,863, costs related to the registration and issuance of the common stock of $111,683, and capital lease and debt payments of $111,135.

      We have had operating losses since our inception, and during the six months ended November 30, 2004, we continued to have operating losses as a result of non-cash charges such as amortization and depreciation, and additional expenses incurred by the acquisitions made subsequent to the second quarter 2004. However, management believes that our operations will generate operating cash flow in the future as a result of the elimination of redundant costs in the businesses we have acquired in first six months of fiscal 2005 and in the prior fiscal years, the consolidation of ongoing operations, and improved efficiencies in the delivery of our services.

      We believe that our financial strength was improved during the six months ended November 30, 2004 as a result of the funds we raised through the sale of $10 million of our common shares in July 2004. We believe that our liquidity ratio, which improved from 1.0 as of May 31, 2004 to 1.3 as of November 30, 2004, and our debt to equity ratio, which decreased from .30 as of May 31, 2004 to .22 as of November 30, 2004, due to the $10 million of common shares sold in July 2004, reflect our increased financial strength. Our Days of Sales Outstanding (DSO) for November 30, 2004 was 40 compared to 29 for May 31, 2004. The increase in DSO is due to a general slow down in collections subsequent to acquisitions as we work with new customers to change the payment process. In addition, Kadiri, Bravanta and HRSoft have had higher DSO trends than those experienced at Workstream. We anticipate that as we continue with the integration of these acquisitions, we will be able to improve DSO.

      Management believes the proceeds from the sale of $10 million of our common shares in July 2004, the additional sale of $15 million of our common shares in December 2004, and the reduction of, along with further consolidation of cost centers and elimination of redundant costs will result in improvement of our working capital and positive generation of cash flows from operations which, together with current cash reserves, will be sufficient to meet our working capital and capital expenditure requirements through at least November 30, 2005.

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

      We have established a CDN $3,000,000 line of credit with the Bank of Montreal which bears interest at the bank's prime rate plus 1%. We have drawn CDN $2,937,157 on this facility as of November 30, 2004. We can draw an additional CDN $62,843 before additional collateral would be required. We also have a term loan with the bank in the amount of CND $96,657 as of November 30, 2004. The term loan bears interest at the bank's prime rate plus 2%. Additionally, we have a letter of credit issued in May 2002 as collateral on leased facilities in the amount of CND $400,000 that will renew annually. We pay an annual fee of 1.2% on this letter of credit.

      The majority of our interest rates are variable, and, therefore, we have exposure to risks associated with interest rate fluctuations. However, management believes that the exposure is limited as the majority of the exposure is related to the CDN $3,000,000 line of credit, which is fully collateralized with our restricted cash and therefore can be liquidated immediately if faced with a rising interest rate environment.

      The impact on net interest income of a 100 basis point change in interest rates for the quarter ended November 30, 2004 would have been less than $6,500.

FOREIGN CURRENCY RISK

      We have monetary assets and liability balances denominated in Canadian dollars. As a result, fluctuations in the exchange rate of the Canadian dollar against the U.S. dollar will impact our reported net asset position. A 10% change in foreign exchange rates would result in a change in the reported net asset position of approximately $93,000 and a change in the reported net loss for the six months ended November 30, 2004 of approximately $60,000.

ITEM 4. CONTROLS AND PROCEDURES

      As of November 30, 2004, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of our disclosure controls and procedures. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms. There were no changes during the quarter ended November 30, 2004 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

                           PART II - OTHER INFORMATION

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

      In June 2004, 50,000 common shares, valued at $139,500, that were held in escrow under the purchase agreement pursuant to which the Company acquired Peopleview, Inc. were released from escrow. The issuance of these common shares was exempt from registration under Rule 506 of the Securities Act of 1933.

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

      In July 2004, the Company issued an aggregate of 4,444,439 common shares at $2.25 per common share to William Blair & Company and entities for which it serves as investment advisor and Crestview Capital Fund L.P. in a private placement resulting in aggregate proceeds of $9,999,988. The proceeds from the sale will be used for working capital and future acquisitions. The issuance of the shares in the private placement was exempt from registration under Rule 506 of the Securities Act of 1933.

      In July 2004, the Company acquired Bravanta, Inc., a provider of enterprise incentive and recognition programs. As consideration for the sale, the Company issued 2,427,125 common shares. 400,000 of such shares are held in escrow to cover indemnity obligations covering breaches of representations and warranties contained in the merger agreement. In January 2005, 244,939 additional common shares were issued to the former management of Bravanta upon receipt by the Company of completed and satisfactory accredited investor questionnaires and other related documentation. The shares had an aggregate value of $7,107,693. The issuance of these common shares was exempt from registration under Rule 506 of the Securities Act of 1933.

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

ITEM 6. EXHIBITS

        Exhibit No.     Description

        10.1 Asset Purchase Agreement dated October 6, 2004 among Workstream Inc., Workstream USA, Inc., and HRSoft, LLC.

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

                                       Workstream Inc.
                                       (Registrant)
DATE: January 14, 2005                 By: /s/ Michael Mullarkey
                                           -------------------------------------
                                       Michael Mullarkey,
                                       Chairman of the Board and Chief Executive
                                       Officer
                                       (Principal Executive Officer)

DATE: January 14, 2005                 By: /s/ David Polansky
                                           -------------------------------------
                                       David Polansky,
                                       Chief Financial Officer and Secretary
                                       (Principal Financial Officer)