Form 10-Q
period 2005-02-28
WORKSTREAM INC
filed 2005-04-14
CIK 1095266

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 2005

                                       OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from  _____________________ to ___________________

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

      As of April 8, 2005, there were 48,764,439* common shares, without par value, outstanding. (* Excluding common shares held in escrow under acquisition agreements.)

                                 WORKSTREAM INC.

                                TABLE OF CONTENTS

                                                                        Page No.
Part I.  Financial Information
         Item 1.  Unaudited Financial Statements
                  Consolidated Balance Sheets as of
                      February 28, 2005 and May 31, 2004  .................... 2
                  Unaudited Consolidated Statements of Operations for
                      each of the Three and Nine Months Ended
                           February 28, 2005 and February 29, 2004............ 3
                  Unaudited Consolidated Statements of Comprehensive Loss
                      for each of the Three and Nine Months Ended
                           February 28, 2005 and February 29, 2004 ........... 4
                  Unaudited Consolidated Statements of Cash Flows
                      for the Nine Months Ended February 28, 2005
                           and February 29, 2004 ............................. 5
                  Notes to Unaudited Consolidated Financial Statements........ 6
         Item 2.  Management's Discussion and Analysis of Financial
                     Condition and Results of Operations......................31
         Item 3.  Quantitative and Qualitative Disclosures About Market Risk .42
         Item 4.  Controls and Procedures.....................................43
Part II. Other Information
         Item 2.  Unregistered Sales of Equity Securities
                      and Use of Proceeds ....................................43
         Item 6.  Exhibits ...................................................45
Signatures ...................................................................45

PART I - FINANCIAL INFORMATION
ITEM 1. UNAUDITED FINANCIAL STATEMENTS

WORKSTREAM INC.
CONSOLIDATED BALANCE SHEETS
(United States dollars)

                                                       FEBRUARY 28, 2005    MAY 31, 2004
                                                        --------------     --------------
ASSETS
CURRENT ASSETS
  Cash and cash equivalents                             $   14,579,048     $    4,338,466
  Restricted cash                                            3,104,174          2,760,259
  Short-term investments                                       323,832            301,194
  Accounts receivable, net of allowance for doubtful         3,256,852          1,379,610
  accounts of $82,395  (May 31, 2004 - $21,509)
  Prepaid expenses                                             741,979            606,370
  Other assets                                                 138,149            147,009
                                                        --------------     --------------
                                                            22,144,034          9,532,908
CAPITAL ASSETS                                               1,433,855          1,429,143
OTHER ASSETS                                                   169,909             79,073
ACQUIRED INTANGIBLE ASSETS                                  15,007,935          9,242,617
GOODWILL                                                    41,973,581         28,598,706
                                                        --------------     --------------
                                                        $   80,729,314     $   48,882,447
                                                        ==============     ==============

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
   Accounts payable                                     $    2,541,543     $    1,332,036
   Accrued liabilities                                       1,348,633          2,969,248
   Line of credit                                            2,304,693          1,972,218
   Accrued compensation                                      1,141,076          1,241,441
   Current portion of capital lease obligations                 35,107             54,003
   Current portion of leasehold inducements                     52,314             49,533
   Current portion of long-tem obligations                   1,664,425             29,335
   Current portion of related party obligations                 24,672            170,369
   Deferred revenue                                          3,453,749          2,065,604
                                                        --------------     --------------
                                                            12,566,212          9,883,787
DEFERRED INCOME TAX LIABILITY                                       --            839,265
CAPITAL LEASE OBLIGATIONS                                           --             31,530
LEASEHOLD INDUCEMENTS                                          155,931            185,200
LONG-TERM OBLIGATIONS                                           93,329             56,226
RELATED PARTY OBLIGATIONS                                           --            147,257
                                                        --------------     --------------
                                                            12,815,472         11,143,265
COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY
CAPITAL STOCK
   Issued and outstanding, no par value - 48,201,106
     common shares (May 31, 2004 - 33,574,883)             106,774,314         72,705,603
  Additional paid-in capital                                 8,459,725          3,605,224
  Accumulated other comprehensive loss                        (908,801)        (1,072,302)
  Accumulated deficit                                      (46,411,396)       (37,499,343)
                                                        --------------     --------------
                                                            67,913,842         37,739,182
                                                        --------------     --------------
                                                        $   80,729,314     $   48,882,447
                                                        ==============     ==============

The accompanying notes are an integral part of these unaudited financial statements.

WORKSTREAM INC.
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
(United States dollars)

                                       Three Months     Three Months     Nine Months      Nine Months
                                          Ended            Ended            Ended            Ended
                                       February 28,     February 29,     February 28,     February 29,
                                           2005             2004             2005             2004
                                       ------------     ------------     ------------     ------------
REVENUE                                $  6,874,735     $  4,169,074     $ 19,741,688     $ 12,609,359
COST OF REVENUES (exclusive of
   depreciation, shown below)             1,912,351          356,490        5,178,676        1,189,247
                                       ------------     ------------     ------------     ------------
GROSS PROFIT                              4,962,384        3,812,584       14,563,012       11,420,112
                                       ------------     ------------     ------------     ------------

EXPENSES
Selling and marketing                     1,684,349          978,803        5,177,541        3,150,690
General and administrative                4,193,310        2,357,744       11,851,544        7,074,416
Research and development                    488,300          116,798        1,168,144          387,777
Amortization and depreciation             2,292,066        1,366,337        6,056,961        4,174,633
                                       ------------     ------------     ------------     ------------
                                          8,658,025        4,819,682       24,254,190       14,787,516
                                       ------------     ------------     ------------     ------------
OPERATING LOSS                           (3,695,641)      (1,007,098)      (9,691,178)      (3,367,404)
                                       ------------     ------------     ------------     ------------

OTHER INCOME AND (EXPENSES)
Interest and other income                    97,094            4,797          126,171            6,793
Interest and other expense                  (48,534)      (1,248,366)        (176,572)      (2,600,355)
                                       ------------     ------------     ------------     ------------
                                             48,560       (1,243,569)         (50,401)      (2,593,562)
                                       ------------     ------------     ------------     ------------

LOSS BEFORE INCOME TAX                   (3,647,081)      (2,250,667)      (9,741,579)      (5,960,966)
Recovery of deferred income taxes            83,017          439,513          847,920        1,318,538
Other income tax (expense) recovery           9,713           14,837          (18,394)          13,675
                                       ------------     ------------     ------------     ------------
NET LOSS FOR THE PERIOD                $ (3,554,351)    $ (1,796,317)    $ (8,912,053)    $ (4,628,753)
                                       ============     ============     ============     ============

WEIGHTED AVERAGE NUMBER OF
   COMMON SHARES OUTSTANDING
   DURING THE PERIOD                     46,498,415       26,912,938       41,653,575       23,692,099
                                       ============     ============     ============     ============

BASIC AND DILUTED NET LOSS
   PER COMMON SHARE                    $      (0.08)    $      (0.07)    $      (0.21)    $      (0.20)
                                       ============     ============     ============     ============

The accompanying notes are an integral part of these unaudited financial statements.

WORKSTREAM INC.
UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(United States dollars)

                                     Three Months     Three Months     Nine Months      Nine Months
                                         Ended            Ended           Ended            Ended
                                     February 28,     February 29,     February 28,     February 29,
                                         2005             2004             2005             2004
                                     ------------     ------------     ------------     ------------
Net loss for the period              $ (3,554,351)    $ (1,796,317)    $ (8,912,053)    $ (4,628,753)
Other comprehensive loss:
 Cumulative translation
    adjustment (net of tax of $0)         (19,642)        (111,508)         163,501         (125,190)
                                     ------------     ------------     ------------     ------------
Comprehensive loss for the period    $ (3,573,993)    $ (1,907,825)    $ (8,748,552)    $ (4,753,943)
                                     ============     ============     ============     ============


The accompanying notes are an integral part of these unaudited financial statements.

WORKSTREAM INC.
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
(United States dollars)

                                                                    Nine Months      Nine Months
                                                                       Ended            Ended
                                                                    February 28,     February 29,
                                                                        2005             2004
                                                                    ------------     ------------
CASH FROM/(USED IN) OPERATING ACTIVITIES
Net loss for the period                                             $ (8,912,053)    $ (4,628,753)
Adjustments to reconcile net loss to net cash used in
      operating activities:
Amortization and depreciation                                          6,024,117        4,157,541
Non-cash interest on convertible notes and notes payable                  53,746        2,407,326
Recovery of deferred income taxes                                       (847,920)      (1,318,538)
Gain on sale of capital asset                                                 --             (460)
Net change in operating components of working capital                 (1,282,786)        (839,691)
                                                                    ------------     ------------
                                                                      (4,964,896)        (222,575)
                                                                    ------------     ------------
CASH (USED IN)/ FROM INVESTING ACTIVITIES
Proceeds from sale of capital asset                                        5,700            6,310
Acquisition of capital assets                                           (279,729)        (116,304)
Cash paid for business acquisitions                                   (8,838,592)        (522,019)
Increase in restricted cash                                             (188,651)      (1,516,884)
Sale / (purchase) of short term investments                               92,589         (476,858)
                                                                    ------------     ------------
                                                                      (9,208,683)      (2,625,755)
                                                                    ------------     ------------
CASH FROM/(USED IN) FINANCING ACTIVITIES
Proceeds from exercise of options and warrants                         1,075,637           33,333
Costs related to the registration and issuance of common stock          (887,680)        (604,917)
Proceeds from issuance of common stock                                24,993,989        7,550,000
Shareholder loan repayment                                              (442,497)      (1,479,239)
Repayment of bank debt and capital leases                               (187,607)         (72,085)
Line of credit, net activity                                             123,806        1,221,782
Repayment related to lease settlement                                         --         (120,000)
Repayment of bridge loan                                                (335,863)              --
                                                                    ------------     ------------
                                                                      24,339,785        6,528,874
                                                                    ------------     ------------

EFFECT OF EXCHANGE RATE CHANGES                                           74,376         (129,432)
                                                                    ------------     ------------

INCREASE IN CASH AND
     CASH EQUIVALENTS FOR THE PERIOD                                  10,240,582        3,551,112
CASH AND CASH EQUIVALENTS, BEGINNING OF
  THE PERIOD                                                           4,338,466          255,173
                                                                    ------------     ------------
CASH AND CASH EQUIVALENTS, END OF
     THE PERIOD                                                     $ 14,579,048     $  3,806,285
                                                                    ============     ============

SUPPLEMENTAL CASH FLOW INFORMATION
 Interest paid                                                      $    107,270     $    292,046
 Increase in goodwill due to release of contingent
   consideration common stock                                       $  2,302,111               --
 Non-cash payments to consultants                                   $    250,000     $    604,320
 Conversion of notes to common shares                                         --     $  2,700,000


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

NOTE 2: BASIS OF PRESENTATION

      The consolidated financial statements included herein have been prepared by Workstream in accordance with accounting principles generally accepted in the United States of America. All amounts presented in these consolidated financials statements are presented in United States dollars unless otherwise noted. The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. The earnings of the subsidiaries are included from the date of acquisition. At February 28, 2005, the Company's subsidiaries are:
Workstream USA, Inc., Paula Allen Holdings, Inc., OMNIpartners, Inc., RezLogic, Inc., 6FigureJobs.com, Inc., Icarian Inc., Xylo, Inc., Kadiri, Inc. and Bravanta, Inc. In management's opinion, all adjustments necessary for fair presentation are reflected in the financial statements. All adjustments made are normal and recurring in nature.

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

WORKSTREAM INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

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

Capital Assets

      Capital assets are recorded at cost. Depreciation is based on the estimated useful life of the asset and is recorded as follows:

      Furniture and fixtures..............  5 years straight line
      Office equipment....................  5 years straight line
      Computers and software..............  3 years straight line
      Leasehold improvements..............  Shorter of lease term or useful life

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

WORKSTREAM INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

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

      The Company makes sales to Recruitment Systems Services and Performance Management Systems Services' clients based on contracts typically for a one-year term with automatic renewal. Clients are charged a monthly subscription fee for concurrent user access licenses, career site hosting, on-line reporting and other services. Revenue is recognized ratably over the contract period. The Company recognizes revenue from the sale of software licenses in accordance with American Institute of Certified Public Accountants ("AICPA") Statement of Position ("SOP") No. 97-2 "Software Revenue Recognition", and SOP No. 98-9, "Modification of SOP 97-2, Software Revenue Recognition, with Respect to Certain Transactions" when all of the following conditions are met: a signed contract or purchase order exists; the software has been shipped or electronically delivered; the license fee is fixed or determinable; and the Company believes that the collection of these fees is reasonably assured. For contracts which involve significant implementation or other services which are essential to the functionality of the software and which are reasonably estimable, the license and services revenue is recognized using contract accounting, as prescribed by SOP 81-1, "Accounting for Performance of Construction-Type and Certain Production-Type Contracts". Revenue is recognized over the period of each implementation, primarily using the percentage-of-completion method. Labor hours incurred are used as the measure of progress towards completion, and management believes its estimates to completion are reasonably dependable. A provision for estimated losses on engagements is made in the period in which the losses become probable and can be reasonably estimated. In cases where a sale of a license does not include significant implementation services, license revenue is recorded upon delivery with an appropriate deferral for maintenance services, if applicable, provided all of the other relevant conditions have been met. The total fee from the arrangement is allocated based on Vendor Specific Objective Evidence ("VSOE") of fair value of each of the undelivered elements. Maintenance agreements are typically priced based on a percentage of the product license fee and have a one-year term, renewable annually. VSOE of fair value for maintenance is established based on the stated renewal rates. Services provided to customers under maintenance agreements include technical product support and unspecified product upgrades. VSOE of fair value for the professional service element is based on the standard hourly rates the Company charges for services when such services are sold separately. Deferred revenues from advanced payments for maintenance agreements are recognized ratably over the term of the agreement, which is typically one year. For Recruitment Services, the Company bills its clients based on a per-hour fee and recognizes the revenue once the project is completed. For Applicant Sourcing and Exchange Services and Employee Portal Services, the Company bills based on a subscription basis and recognizes the revenue ratably over the term of the subscription. The Company also bills its clients for product sales through some of its websites. The Company recognizes the related revenue when the product has been shipped. For the Rewards Services, the Company bills its clients for consulting and technology services related to the sale of enterprise incentive and recognition programs and for product sales used as awards by the client for its employees. The service and technology revenue is recognized ratably over the expected life of the underlying customer contract. The award product gross revenue is recognized as the related award is sold and shipped, title has transferred to the customer and collection is reasonably assumed. For the Resume Management Services, the Company bills its clients for job postings and matching of resumes per descriptions that the client provides, or for quantity-based job posting packages. The revenue is recognized when the service is provided.

WORKSTREAM INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

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

      The fair value of options granted was estimated at the date of grant using the Black Scholes option pricing model with the following assumptions:

                                      Three Months         Three Months          Nine Months         Nine Months
                                          Ended                Ended                Ended               Ended
                                      February 28,         February 29,         February 28,         February 29,
                                          2005                 2004                 2005                 2004
                                     ----------------    ------------------    ----------------    -----------------
        Weighted average
            Risk free interest rates        3.74%                 3.06%               3.62%                2.60%
        Expected dividend yield                0%                    0%                  0%                   0%
        Weighted average
            expected volatility               77%                   81%                 70%                 105%

        Expected lives (in years)             3.5                   3.5                 3.5                  3.5

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

WORKSTREAM INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

      The following reflects the impact on results of operations if the Company had recorded additional compensation expense relating to the employee stock options:

                                      Three Months     Three Months     Nine Months      Nine Months
                                         Ended             Ended           Ended            Ended
                                      February 28,     February 29,     February 28,     February 29,
                                          2005             2004             2005             2004
                                      ------------     ------------     ------------     ------------
Net loss, as reported                 $ (3,554,351)    $ (1,796,317)    $ (8,912,053)    $ (4,628,753)
Estimated incremental share based
     compensation expense                 (211,005)         (99,177)        (663,045)        (381,820)
                                      ------------     ------------     ------------     ------------
Pro forma net loss                    $ (3,765,356)    $ (1,895,494)    $ (9,575,098)    $ (5,010,573)
                                      ============     ============     ============     ============
Weighted average common shares
     outstanding during the period      46,498,415       26,912,938       41,653,575       23,692,099
                                      ============     ============     ============     ============

Basic and diluted loss per share
     As reported                      $      (0.08)    $      (0.07)    $      (0.21)    $      (0.20)
                                      ============     ============     ============     ============
     Proforma                         $      (0.08)    $      (0.07)    $      (0.23)    $      (0.21)
                                      ============     ============     ============     ============

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

      Intangible assets with a finite useful life recorded as a result of acquisition transactions are amortized over their estimated useful lives as follows:

             Acquired technologies........            3 years straight line
             Customer base................            3 years straight line
             Intellectual property........            5 years straight line

WORKSTREAM INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

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

Recent Accounting Pronouncements

      In December 2004, the FASB issued SFAS No. 123 (revised 2004), Accounting for Share-Based Payments ("SFAS 123R"). SFAS 123R requires that the compensation cost relating to share-based payment transactions be recognized in financial statements, with the cost measured based on the estimated fair value of the equity or liability instruments issued. SFAS 123R is effective for interim and annual periods beginning after June 15, 2005 and, accordingly, the Company will adopt the new requirements beginning with our first quarter of fiscal 2006. SFAS 123R covers a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans. SFAS 123R replaces SFAS 123, Shares-Based Compensation, and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees. The Company is currently assessing the impact of adoption.

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

WORKSTREAM INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

      Management prepared a valuation of the net tangible and intangible assets acquired.

      The preliminary purchase price has been allocated as follows:

Share consideration                                                $    200,000
Cash consideration                                                      105,000
Note payable (discounted)                                                95,798
Escrow funds                                                             25,000
Acquisition costs                                                        23,775
                                                                   ------------
Total purchase costs                                               $    449,573
                                                                   ============

Current assets                                                     $      8,450
Tangible long term assets                                                 9,080
Current liabilities                                                        (644)
Acquired technology                                                     432,687
                                                                   ------------
Total net identifiable assets                                      $    449,573
                                                                   ============

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

WORKSTREAM INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

      The preliminary purchase price has been allocated as follows:

Share consideration                                                $  7,107,693
Cash consideration                                                    2,051,120
Closing costs                                                           155,000
                                                                   ------------
Total purchase costs                                               $  9,313,813
                                                                   ============

Current assets                                                     $    661,866
Tangible long-term assets                                                86,310
Other assets                                                             35,005
Deferred tax asset                                                      861,000
Current liabilities                                                    (895,863)
Intangible assets:
  Trademarks                                                            645,000
  Customer relationship                                                 837,000
  Acquired technology                                                   670,000
Future tax liabilities                                                 (861,000)
Other liabilities                                                       (61,624)
Goodwill                                                              7,336,119
                                                                   ------------
Total net identifiable assets                                      $  9,313,813
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

      The consolidated financial statements presented herein include the results of operations of HRSoft from October 7, 2004.

      Management prepared a valuation of the net tangible and intangible assets acquired and liabilities assumed.

      The preliminary purchase price has been allocated as follows:

Payoff of bank loans                                               $    550,000
Cash consideration                                                      100,000
Note receivable advance                                                 325,000
Payoff of vendor payable                                                216,913
Acquisition costs                                                       150,000
                                                                   ------------
Total purchase costs                                               $  1,341,913
                                                                   ============

Current assets                                                     $    326,561
Tangible long-term assets                                                49,548
Other assets                                                             57,103
Current liabilities                                                    (644,942)
Intangible assets:
  Customer relationship                                                 804,404
  Acquired technology                                                   949,239
Other liabilities                                                      (200,000)
                                                                   ------------
Total net identifiable assets                                      $  1,341,913
                                                                   ============

WORKSTREAM INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

Acquisition of ProAct Technologies Corporation

      On December 30, 2004, the Company acquired certain assets of ProAct Technologies Corporation ("ProAct"), a Delaware corporation. As consideration for the sale, the Company made a cash payment of $5,500,000 and issued a promissory note for $1,530,000, which accrues interest at an annual rate of 6% with principal and interest due on June 1, 2005. In addition, the Company issued 913,551 shares of common stock valued at $2,700,000, of which 253,764 shares are being held in escrow as the exclusive source against which the Company may assert most potential indemnification claims. The actual number of common shares issued at closing was determined based on the average of the closing price of the Company's common shares for the 20 business days prior to the closing date. Under accounting principles generally accepted in the United States, the common shares were valued at $2,822,873. ProAct is a provider of software and hosted web-based tools for employee benefits management. The primary reason for the ProAct acquisition is that it enables the Company to expand its customer base, expand employee benefits management products and services, and increase recurring revenue.

      The consolidated financial statements presented herein include the results of operations of ProAct from December 31, 2004.

      Management obtained an independent valuation of the identifiable intangible assets acquired. Management estimated the fair value of all other assets. The excess of the purchase price over the value of the net tangible and identifiable intangible assets acquired has been allocated to goodwill.

      The preliminary purchase price has been allocated as follows:

Share consideration                                                $  2,822,873
Cash consideration                                                    5,500,000
Promissory note                                                       1,530,000
Closing costs                                                           128,800
                                                                   ------------
Total purchase costs                                               $  9,981,673
                                                                   ============

Current assets                                                     $  1,442,695
Tangible long-term assets                                               298,858
Other assets                                                             56,686
Current liabilities                                                  (1,457,896)
Intangible assets:
  Customer relationship                                               1,717,000
  Acquired technology                                                 5,034,000
Goodwill                                                              2,890,330
                                                                   ------------
Total net identifiable assets                                      $  9,981,673
                                                                   ============

Contingent consideration

      As of February 28, 2005, a total of 358,304 common shares were held in escrow relating to acquisitions as further described below. Of this total, 250,000 common shares relating to the Company's acquisition of Kadiri are considered issuable as of February 28, 2005. The remaining 108,304 common shares relate to the Company's acquisition of Peoplebonus.

WORKSTREAM INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

      Pursuant to the purchase agreement with 6FiguresJobs.com, 323,625 common shares were to be released from escrow to the former shareholders of 6FigureJobs.com provided that certain revenue and profit targets for the twelve month period ending September 30, 2002 were achieved. The Company determined that the revenue and profit targets were not achieved, but the representative of the former 6FigureJobs.com shareholders disputed that determination and filed a lawsuit against the Company with regard to the escrowed shares. The dispute was heard by an arbitrator in October 2004. On January 3, 2005, the Company received the arbitrator's decision. According to the decision, damages and other fees totaling $376,523 were assessed against the Company. The damages were computed as 20% of the fair market value of the escrowed shares as of the date of the decision, or $234,405. The Company was not required to issue the 323,625 common shares held in escrow to the former shareholders of 6FigureJobs.com. Because the escrowed shares were considered contingent consideration at the time of the 6FigureJobs.com acquisition, the cash damages of $234,405, which are based on the value of the shares, increased the goodwill relating to the acquisition. The fees totaling $142,118 were expensed.

      As of May 31, 2004, there were 950,000 common shares held in escrow pursuant to the purchase agreement with Kadiri. In July and December 2004, 350,000 shares valued at $864,500 that were held in escrow were released as a result of the resolution of a dispute between Kadiri and one of its clients, Bank of America Technology and Operations, Inc. In December 2004, 100,000 shares valued at $281,000 that were held in escrow were released to former shareholders of Kadiri. In January 2005, an additional 250,000 shares valued at $812,500 were released after certain revenue and cash generation targets were achieved. As of February 28, 2005, the remaining 250,000 shares are considered issuable as it was determined that the revenue and cash generation targets for the quarter ended February 28, 2005 were achieved. These shares will be released in April 2005.

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

WORKSTREAM INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

Unaudited Pro Forma Financial Information

      The following unaudited pro forma financial information gives effect to the significant acquisitions (Kadiri, Bravanta and ProAct) made subsequent to May 31, 2003 by Workstream as if the transactions occurred as of June 1, 2003.

                                                Nine Months        Nine Months
                                                   Ended              Ended
                                                February 28,       February 29,
                                                    2005               2004
                                                ------------       ------------
REVENUE
COST OF REVENUES (exclusive of                  $ 24,955,955       $ 25,124,796
     Depreciation, shown below)                    8,088,583         10,703,382
                                                ------------       ------------
GROSS PROFIT                                      16,867,372         14,421,414
                                                ------------       ------------

EXPENSES
Selling and marketing                              6,350,429          9,392,636
General and administrative                        13,991,643         12,133,780
Research and development                           2,765,421          4,547,176
Amortization and depreciation                      7,746,387          8,365,632
                                                ------------       ------------
                                                  30,853,880         34,439,224
                                                ------------       ------------
                                                 (13,986,508)       (20,017,810)
OPERATING LOSS
                                                ------------       ------------

OTHER INCOME AND (EXPENSES)
Interest and other income                            126,171             14,777
Interest and other expense                          (437,828)        (2,844,833)
                                                ------------       ------------
                                                    (311,657)        (2,830,056)
                                                ------------       ------------
LOSS BEFORE INCOME TAX                           (14,298,165)       (22,847,866)

Recovery of deferred income taxes                    847,920          1,318,538
Current income tax (expense) recovery                (18,394)            13,675
                                                ------------       ------------
NET LOSS FOR THE PERIOD                         $(13,468,639)      $(21,515,653)
                                                ============       ============

WEIGHTED AVERAGE NUMBER OF
     COMMON SHARES OUTSTANDING
     DURING THE PERIOD                            43,310,580         32,592,807
                                                ============       ============

BASIC AND DILUTED NET LOSS
     PER COMMON SHARE                           $      (0.31)      $      (0.66)
                                                ============       ============

WORKSTREAM INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

NOTE 5: RESTRICTED CASH AND SHORT-TERM INVESTMENTS

      The following is a summary of the Company's restricted cash and short-term investments:

                                  February 28, 2005        May 31, 2004
                                  -------------------------------------

      Restricted cash                $ 3,104,174           $ 2,760,259
      Short-term investments         $   323,832           $   301,194

      Restricted cash is held in reserve deposits to support the current credit card activity, the Company's line of credit and certain lease agreements. The Company's customer credit card accounts, its line of credit and its facility leases form part of its current operations and accordingly, the restricted cash has been classified as a current asset.

      Excess funds are used to purchase units of an investment trust established by a Canadian chartered bank, as well as bonds issued by Canadian corporations. The investment trust holds various short-term, low-risk instruments that accrue interest daily, and monies held in trust can be withdrawn without penalty at any time.

NOTE 6: ALLOWANCE FOR DOUBTFUL ACCOUNTS

                                           February 28, 2005      May 31, 2004
                                           -----------------------------------
Balance at beginning of the period           $     21,509         $     55,828
Charged to costs and expenses                      76,088               55,966
Write-offs and effect of exchange rate            (15,202)             (90,285)
                                             ---------------------------------
Balance at end of the period                 $     82,395         $     21,509
                                             =================================

NOTE 7: CAPITAL ASSETS

Property and equipment consists of the following:

                                       February 28, 2005                  May 31, 2004
                                 -----------------------------    -----------------------------
                                                  Accumulated                      Accumulated
                                     Cost         Depreciation        Cost         Depreciation
                                 -----------------------------    -----------------------------
Furniture, equipment
   and leasehold improvements    $  1,717,222     $    927,507    $  1,393,844     $    695,967
Office equipment                      310,572          264,100         293,814          226,992
Computers and software              4,752,949        4,155,281       4,049,582        3,385,138
                                 -----------------------------    -----------------------------
                                    6,780,743     $  5,346,888       5,737,240     $  4,308,097
                                 -----------------------------    -----------------------------
Less accumulated depreciation      (5,346,888)                      (4,308,097)
                                 ------------                     ------------
Net capital assets               $  1,433,855                     $  1,429,143
                                 ============                     ============

WORKSTREAM INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

NOTE 8:  ACQUIRED INTANGIBLE ASSETS

Acquired intangible assets consists of the following:

                                       February 28, 2005                  May 31, 2004
                                  -----------------------------    -----------------------------
                                                   Accumulated                      Accumulated
                                      Cost         Amortization        Cost         Amortization
                                  -----------------------------    -----------------------------
Customer base                     $  7,544,566     $  3,935,276    $  4,186,182     $  2,930,512
Acquired technologies               21,577,446       11,070,161      14,513,943        6,950,270
Trademarks, domain names and
intellectual property                1,322,760          431,400         677,760          254,486
                                  -----------------------------    -----------------------------
                                    30,444,772     $ 15,436,837      19,377,885     $ 10,135,268
                                  -----------------------------    -----------------------------
Less accumulated amortization      (15,436,837)                     (10,135,268)
                                  ------------                     ------------
Net acquired intangible assets    $ 15,007,935                     $  9,242,617
                                  ============                     ============

      Amortization of intangible assets was $2,029,809 and $1,231,472 for the quarters ended February 28, 2005 and February 29, 2004, respectively. Amortization of intangible assets was $5,301,569 and $3,636,090 for the nine months ended February 28, 2005 and February 29, 2004, respectively. The estimated amortization expense related to intangible assets in existence as of February 28, 2005 over the next fiscal periods is as follows:

            Remainder of fiscal 2005:              $ 2,217,336
                         Fiscal 2006:                5,768,091
                         Fiscal 2007:                5,064,994
                         Fiscal 2008:                1,763,014
                         Fiscal 2009:                  173,000
                         Fiscal 2010:                   21,500
                                                   -----------
                                                   $15,007,935
                                                   ===========

WORKSTREAM INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

NOTE 9: GOODWILL

                                          ENTERPRISE       CAREER
                                          WORKFORCE      TRANSITION
                                           SERVICES        SERVICES          TOTAL
                                         --------------------------------------------
Goodwill at May 31, 2003                 $  9,570,100    $  7,813,337    $ 17,383,437
                                         --------------------------------------------
Acquisitions during the year               11,125,760              --      11,125,760
Purchase price allocation
   adjustments made within
   one year of acquisition date                89,509              --          89,509
                                         --------------------------------------------
Goodwill at May 31, 2004                   20,785,369       7,813,337      28,598,706
                                         --------------------------------------------

Acquisitions during the period             10,222,818              --      10,222,818
Contingent consideration                    2,766,416              --       2,766,416
Purchase price allocation adjustments
   made within one year
   of acquisition date                        385,641              --         385,641
                                         --------------------------------------------
Goodwill at February 28, 2005            $ 34,160,244    $  7,813,337    $ 41,973,581
                                         ============================================

NOTE 10: LINES OF CREDIT

      At February 28, 2005 and May 31, 2004, the Company had an aggregate of $2,304,693 and $1,972,218, respectively, outstanding on a line of credit from the Bank of Montreal ("BMO").

      The line of credit with the Bank of Montreal bears interest at the bank's prime rate plus 1%. The Company is permitted to draw up to CDN (Canadian dollars) $3,000,000 against this facility based on compensating balances on deposit with the bank. The Company has drawn CDN $2,842,840 as of February 28, 2005. The Company has provided collateral of CDN $3,000,000, leaving CDN $157,160 available to be drawn on this line.

      As of February 28, 2005 and May 31, 2004, a total of $3,104,174 and $2,760,259, respectively, of short-term deposits were pledged to the institutions below as collateral for the line of credit, credit card reserve, term loan, letters of credit for facility leases, as well as for Workstream's credit card with the Bank of Montreal and therefore were restricted from the Company's use:

                                                              February 28, 2005      May 31, 2004
                                                              -----------------------------------
Bank of America - credit card reserve                            $    199,786        $    199,786
Silicon Valley Bank - letter of credit for facility lease              77,594              77,594
Bank of Montreal - term loan, line of credit and letters
    of credit for facility leases, and credit card                  2,826,794           2,482,879
                                                                 --------------------------------
                                                                 $  3,104,174        $  2,760,259
                                                                 ================================

WORKSTREAM INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

NOTE 11: LONG-TERM OBLIGATIONS

      Long-term obligations consists of the following:

                                 February 28, 2005      May 31, 2004
                                 -----------------------------------
Term loan                           $     70,254        $     85,561
Note payable                           1,530,000                  --
Settlement agreement payable             157,500                  --
                                    --------------------------------
                                       1,757,754              85,561
Less: current portion                  1,664,425              29,335
                                    --------------------------------
                                    $     93,329        $     56,226
                                    ================================

      Term loan represents a five year term loan maturing in May 2007 with monthly principal payments of CDN $3,333 with the Bank of Montreal that bears interest at the bank's prime rate plus 2.0%. Collateral has been provided as described in note 10.

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

      The note payable represents a portion of the total consideration for the acquisition of ProAct. The note accrues interest at an annual rate of 6% with principal and interest due on June 1, 2005 and is collateralized by the assets acquired by the Company from ProAct.

      As of February 28, 2005, the maturities for long-term obligations are as follows:

              Remainder of fiscal 2005:   $    33,606
                           Fiscal 2006:     1,664,425
                           Fiscal 2007:        59,723
                                          -----------
                                          $ 1,757,754
                                          ===========

NOTE 12:  RELATED PARTY OBLIGATIONS

      Related party obligations consist of the following:

                          February 28, 2005      May 31, 2004
                          -----------------------------------
Note payable                 $     24,672        $         --
Shareholder  loans                     --             317,626
                             --------------------------------
                                   24,672             317,626
Less: current portion              24,672             170,369
                             --------------------------------
                             $         --        $    147,257
                             ================================

WORKSTREAM INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

      As of February 28, 2005, the note payable consists of a note payable assumed as part of the acquisition of Peoplebonus which is non-interest bearing and is repayable in monthly installments of $8,333 through May 31, 2005. The Company recorded the present value of the note payable at the time of the acquisition utilizing an 8% discount rate. Imputed interest is charged to expense over the term to maturity.

      As of May 31, 2004, the shareholder loans consisted of a term loan assumed as part of the acquisition of Paula Allen Holdings which was non-interest bearing and was repayable in quarterly installments of $52,500 beginning in April 2001 and ending in January 2006. The Company recorded the present value of these shareholder notes at the time of the acquisition utilizing a 15% discount rate. Imputed interest was charged to expense over the term to maturity. As of February 28, 2005, the Company has paid the loans in full and expensed the remaining unamortized interest during the first three months of fiscal 2005.

NOTE 13:  CAPITAL LEASE OBLIGATIONS

      Capital lease obligations consist of the following:

                          February 28, 2005      May 31, 2004
                          -----------------------------------
Capital leases               $     35,107        $     85,533
Less: current portion              35,107              54,003
                             ------------        ------------
                             $         --        $     31,530
                             ============        ============

      Capital lease obligations relate to office equipment, computers and software and bear interest at rates that range from 12.8% to 15.1% per annum. These leases mature at various times through October 2005.

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

      The Company was involved in a dispute with the former shareholders of 6FigureJobs.com, Inc., a company acquired in October 2001. Under the terms of the original purchase agreement pursuant to which the Company acquired 6FigureJobs.com, 323,625 common shares were held in escrow to be issued to the former shareholders of 6FigureJobs.com provided that certain revenue and profit targets were achieved. The Company determined that the revenue and profit targets were not achieved, but the representative of the former 6FigureJobs.com shareholders disputed that determination and filed a lawsuit against the Company with regard to the escrowed shares. The dispute was heard by an arbitrator in October 2004. On January 3, 2005, the Company received the arbitrator's decision. According to the decision, damages and other fees totaling $376,523 were assessed against the Company. The damages were computed as 20% of the fair market value of the escrowed shares as of the date of the decision, or $234,405. The Company was not required to issue the 323,625 common shares held in escrow to the former shareholders of 6FigureJobs.com. Because the escrowed shares were considered contingency consideration at the time of the 6FigureJobs.com acquisition, the cash damages of $234,405, which are based on the value of the shares, increased the goodwill relating to the acquisition. The fees totaling $142,118 were expensed.

WORKSTREAM INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

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

NOTE 16: SHARE CAPITAL

      The authorized share capital consists of an unlimited number of no par value common shares, an unlimited number of Class A Preferred Shares, no par value per share (the "Class A Preferred Shares"), and an unlimited number of Series A Convertible Preferred Shares, no par value per share (the "Series A Shares"). There were 48,201,106 common shares outstanding as of February 28,2005 (May 31, 2004 - 33,574,883). As of February 28, 2005, an additional 358,304 shares were being held in escrow for contingent considerations as a result of the terms of acquisitions (see note 4). These shares are to be released from escrow if certain revenue, profit, and/or cash generation targets are achieved. The periods covered by the escrow agreements extend until November 30, 2005. As of February 28, 2005, there were no Class A Preferred Shares or Series A Shares outstanding.

      In June 2004, the Company released from escrow 50,000 common shares held in escrow pursuant to the purchase agreement entered into in connection with the Company's acquisition of Peopleview, Inc. These shares were valued at $139,500.

      In June 2004, the Company acquired certain assets of Peoplebonus.com LLC, a resume management services provider. As partial consideration for the sale, the Company issued 72,202 common shares valued at $200,000. An additional 108,304 shares are held in escrow.

      In July and December 2004, 350,000 shares valued at $864,500 that were held in escrow were released as a result of the resolution of a pre-acquisition liability between Kadiri and one of its clients, Bank of America Technology and Operations, Inc.

WORKSTREAM INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

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

      In July 2004, the Company acquired Bravanta, Inc., a provider of enterprise incentive and recognition programs. As partial consideration for the sale, the Company issued 2,672,064 common shares with an aggregate value of $7,107,693. In January 2005, the Company released 400,000 of the issued shares that were being held in escrow to cover indemnity obligations covering breaches of representations and warranties contained in the merger agreement.

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

      In December 2004, the Company issued an aggregate of 4,996,667 common shares at $3.00 per common share and warrants to purchase 2,498,333 common shares at an exercise price of $3.50 per share to institutional and other accredited investors in a private placement resulting in aggregate proceeds of $14,994,001. The fair value of the warrants was estimated using the Black-Scholes pricing model and was determined to be $4,262,052. The assumptions used were as follows: risk free interest rate of 3.36%, expected dividend yield of 0%, expected volatility of 85%, and expected life of 4 years. In connection with the issuance of the common shares, the Company paid commissions to a placement agent in the amount of $700,000. The proceeds from the sale will be used for working capital and future acquisitions.

      In December 2004, the Company acquired certain assets of ProAct Technologies Corporation, a provider of software and hosted web-based tools for employee benefits management. As consideration for the sale, the Company issued 913,551 shares of common stock valued at $2,700,000, of which 253,764 shares are being held in escrow as the exclusive source against which the Company may assert most potential indemnification claims.

      In December 2004, the Company released 100,000 shares of common stock valued at $281,000, from escrow to the former shareholders of Kadiri after the indemnification period expired.

      In January 2005, 250,000 common shares valued at $812,500 were released from escrow to the former shareholders of Kadiri as certain revenue and cash generation targets were achieved.

      As of February 28, 2005, 250,000 common shares held in escrow valued at $1,172,500 were considered issuable to the former shareholders of Kadiri as certain revenue and cash generation targets were achieved. These shares will be released in April 2005.

WORKSTREAM INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

NOTE 17:  SEGMENTED AND GEOGRAPHIC INFORMATION

      The following is a summary of the Company's operations by business segment and by geographic region for the three and nine month periods ended February 28, 2005 and February 29, 2004.

BUSINESS SEGMENT

                                                  ENTERPRISE             CAREER
                                                  WORKFORCE            TRANSITION
                                                   SERVICES             SERVICES               TOTAL
                                                 ------------------------------------------------------
THREE MONTHS ENDED
FEBRUARY 28, 2005
Revenue                                          $  5,988,048         $    886,687         $  6,874,735
Expenses                                            9,377,048            1,181,828           10,558,876
                                                 ------------------------------------------------------
Business segment loss                            $ (3,389,000)        $   (295,141)          (3,684,141)
                                                 =================================
Corporate overhead, other revenues
     And expenses                                                                               129,790
                                                                                           ------------
Net loss                                                                                   $ (3,554,351)
                                                                                           ============

                                                  ENTERPRISE             CAREER
                                                  WORKFORCE            TRANSITION
                                                   SERVICES             SERVICES               TOTAL
                                                 ------------------------------------------------------
NINE MONTHS ENDED
FEBRUARY 28, 2005
Revenue                                          $ 16,039,140         $  3,702,548         $ 19,741,688
Expenses                                           24,938,769            4,483,175           29,421,944
                                                 ------------------------------------------------------
Business segment loss                            $ (8,899,629)        $   (780,627)          (9,680,256)
                                                 =================================
Corporate overhead, other revenues
     And expenses                                                                               768,203
                                                                                           ------------
Net loss                                                                                   $ (8,912,053)
                                                                                           ============

WORKSTREAM INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

                                                  ENTERPRISE             CAREER
                                                  WORKFORCE            TRANSITION
                                                   SERVICES             SERVICES               TOTAL
                                                 ------------------------------------------------------
AS AT FEBRUARY 28, 2005
Business segment assets                          $  8,536,921         $    327,833         $  8,864,754
Intangible assets                                  14,922,935               85,000           15,007,935
Goodwill                                           34,160,243            7,813,338           41,973,581
                                                 ------------------------------------------------------
                                                 $ 57,620,099         $  8,226,171           65,846,270
                                                 =================================
Assets not allocated to business segments                                                    14,883,044
                                                                                           ------------

Total assets                                                                               $ 80,729,314
                                                                                           ============

                                                  ENTERPRISE             CAREER
                                                  WORKFORCE            TRANSITION
                                                   SERVICES             SERVICES               TOTAL
                                                 ------------------------------------------------------
THREE MONTHS ENDED
FEBRUARY 29, 2004
Revenue                                          $  2,638,645         $  1,530,429         $  4,169,074
Expenses                                            3,392,615            1,783,361            5,175,976
                                                 ------------------------------------------------------
Business segment loss                            $   (753,970)        $   (252,932)          (1,006,902)
                                                 =================================
Corporate overhead, other revenues
     And expenses                                                                              (789,415)
                                                                                           ------------
Net loss                                                                                   $ (1,796,317)
                                                                                           ============

WORKSTREAM INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

                                                  ENTERPRISE             CAREER
                                                  WORKFORCE            TRANSITION
                                                   SERVICES             SERVICES               TOTAL
                                                 ------------------------------------------------------
NINE MONTHS ENDED
FEBRUARY 29, 2004
Revenue                                          $  7,949,618         $  4,659,741         $ 12,609,359
Expenses                                           10,575,770            5,400,456           15,976,226
                                                 ------------------------------------------------------
Business segment loss                            $ (2,626,152)        $   (740,715)          (3,366,867)
                                                 =================================
Corporate overhead, other revenues
     And expenses                                                                            (1,261,886)
                                                                                           ------------
Net loss                                                                                   $ (4,628,753)
                                                                                           ============

                                                  ENTERPRISE             CAREER
                                                  WORKFORCE            TRANSITION
                                                   SERVICES             SERVICES               TOTAL
                                                 ------------------------------------------------------
AS AT MAY 31, 2004
Business segment assets                          $  7,883,911         $    322,278         $  8,206,189
Intangible assets                                   9,069,568              173,049            9,242,617
Goodwill                                           20,785,368            7,813,338           28,598,706
                                                 ------------------------------------------------------
                                                 $ 37,738,847         $  8,308,665           46,047,512
                                                 =================================
Assets not allocated to business
     Segments                                                                                 2,834,935
                                                                                           ------------
Total assets                                                                               $ 48,882,447
                                                                                           ============

WORKSTREAM INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

GEOGRAPHY

                                      CANADA                 USA                TOTAL
                                   ------------------------------------------------------

THREE MONTHS ENDED
FEBRUARY 28, 2005
Revenue                            $    558,608         $  6,316,127         $  6,874,735
Expenses                                634,691            9,935,685           10,570,376
                                   ------------         ------------         ------------
Geographical loss                  $    (76,083)        $ (3,619,558)          (3,695,641)
                                   ============         ============
Other revenues and expenses                                                       141,290
                                                                             ------------
Net loss                                                                     $ (3,554,351)
                                                                             ============

                                      CANADA                 USA                TOTAL
                                   ------------------------------------------------------
NINE MONTHS ENDED
FEBRUARY 28, 2005
Revenue                            $  1,644,678         $ 18,097,010         $ 19,741,688
Expenses                              1,855,651           27,577,215           29,432,866
                                   ------------         ------------         ------------
Geographical loss                  $   (210,973)        $ (9,480,205)          (9,691,178)
                                   ============         ============
Other revenues and expenses                                                       779,125
                                                                             ------------
Net loss                                                                     $ (8,912,053)
                                                                             ============

                                      CANADA                 USA                TOTAL
                                   ------------------------------------------------------
AS AT FEBRUARY 28, 2005
Geographic segment assets          $  4,247,746         $ 76,481,568         $ 80,729,314
                                   ============         ============         ============

WORKSTREAM INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

                                      CANADA                 USA                TOTAL
                                   ------------------------------------------------------
THREE MONTHS ENDED
FEBRUARY 29, 2004
Revenue                            $    588,866         $  3,580,208         $  4,169,074
Expenses                                508,538            4,667,634            5,176,172
                                   ------------         ------------         ------------
Geographical loss                  $     80,328         $ (1,087,426)          (1,007,098)
                                   ============         ============
Other revenues and expenses                                                      (789,219)
                                                                             ------------
Net loss                                                                     $ (1,796,317)
                                                                             ============

                                      CANADA                 USA                TOTAL
                                   ------------------------------------------------------
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
                                                                             ============

                                      CANADA                 USA                TOTAL
                                   ------------------------------------------------------
AS AT MAY 31, 2004
Geographic segment assets          $  5,310,040         $ 43,572,407         $ 48,882,447
                                   ============         ============         ============

NOTE 18: EARNINGS PER SHARE

      For all the periods presented, diluted net loss per share equals basic net loss per share due to the antidilutive effect of employee stock options, warrants and escrowed shares. The following outstanding instruments could potentially dilute basic earnings per share in the future:

                                                              February 28, 2005
                                                              -----------------
Stock options                                                         2,619,234
Escrowed shares                                                         358,304
Warrants issued to investors                                          2,631,667
Warrants issued with convertible notes                                  400,000
Warrants issued to private placement agents                             312,500
Warrants issued to consultant                                            80,000
Warrants issued through acquisition                                      50,000
Warrants issued to underwriters                                         440,000
                                                              -----------------
Potential increase in number of shares
  from dilutive instruments                                           6,891,705
                                                              =================

WORKSTREAM INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

NOTE 19: SUBSEQUENT EVENTS

      On April 4, 2005, the Company announced the resignation of the Chief Financial Officer effective April 15, 2005. On April 4, 2005, the Company entered into an employment agreement with the new Chief Financial Officer/Chief Operating Officer.

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

      The following discussion and analysis should be read in conjunction with our unaudited consolidated financial statements and accompanying notes for the nine month period ended February 28, 2005. All figures are in United States dollars, except as otherwise noted.

      Management has prepared unaudited pro forma financial information which can be found in note 4 of the unaudited financial statements. Management's discussion and analysis refers to this information. All pro forma financial information gives effect to the significant acquisitions made by us as if the transactions had occurred as of June 1, 2003.

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

      We have two distinct operating segments, which are the Enterprise Workforce Services and Career Transition Services segments. The Enterprise Workforce Services segment consists of recruiting systems, recruitment services, applicant sourcing and exchange, employee portal, benefits administration, rewards systems, resume management systems, performance management systems services and compensation management systems services. The Career Transition Services segment consists of outplacement services. Our business changed significantly beginning in fiscal 2002. During fiscal 2002, we completed the acquisition of Paula Allen Holdings, OMNIpartners, 6FigureJobs.com, RezLogic, ResumeXpress and Tech Engine. During fiscal 2003, we completed the acquisition of Icarian, PureCarbon and Xylo. During fiscal 2004, we completed the acquisitions of Perform, Peopleview and Kadiri. During the first nine months of fiscal 2005, we completed the acquisitions of Peoplebonus, Bravanta, HRSoft and ProAct. Subsequent to the acquisitions, we have concentrated on integrating the acquired entities and expanding the reach of the existing business as well as on other potential acquisitions. These acquisitions have enabled us to increase our service offerings and revenue streams. When we complete an acquisition, we combine the business of the acquired entity into the Company's existing operations and thus expect that it will significantly reduce the administrative and other expenses associated with the business prior to its acquisition . The acquired business is not maintained as a standalone business operation. Therefore, we do not separately account for the acquired business, including its profitability, unless it constitutes a distinct segment requiring separate reporting. Futhermore, we do not assess the impact of individual acquisitions on earning trends.

      Due to the substantive change these acquisitions have made to our business, this management's discussion and analysis includes comparisons of pro forma results of operations for the nine months ended February 28, 2005 and for the nine months ended February 29, 2004. These pro forma results assume that the significant acquisitions (Kadiri, Bravanta and ProAct) had been completed as of June 1, 2003 and, therefore, compare revenues and expenses for both periods.

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

------------------------
1 Days of sales outstanding represents both the age, in terms of days, of a company's accounts receivable and the average time it takes to turn the receivables into cash. It is calculated by dividing accounts receivables by daily revenue. Daily revenue is calculated by dividing revenue for a month by the number of days in that month.

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

UNAUDITED PRO FORMA FINANCIAL INFORMATION

      The table below sets forth pro forma results and the percentage difference between the nine months ended February 28, 2005 and the nine months ended February 29, 2004, assuming that the Kadiri, Bravanta and ProAct acquisitions were acquired as of June 1, 2003.

                                                                                                          %
                                                        2005             2004           Variance       change
                                                    ------------     ------------     ------------     ------
REVENUE                                             $ 24,955,955     $ 25,124,796     $   (168,841)       -1%
COST OF REVENUES (exclusive of
     depreciation, shown below)                        8,088,583       10,703,382       (2,614,799)      -24%
                                                    ------------     ------------     ------------
GROSS PROFIT                                          16,867,372       14,421,414        2,445,958        17%
                                                    ------------     ------------     ------------

EXPENSES
Selling and marketing                                  6,350,429        9,392,636       (3,042,207)      -32%
General and administrative                            13,991,643       12,133,780        1,857,863        15%
Research and development                               2,765,421        4,547,176       (1,781,755)      -39%
Amortization and depreciation                          7,746,387        8,365,632         (619,245)       -7%
                                                    ------------     ------------     ------------
                                                      30,853,880       34,439,224       (3,585,344)      -10%
                                                    ------------     ------------     ------------
OPERATING LOSS                                       (13,986,508)     (20,017,810)       6,031,302       -30%
                                                    ------------     ------------     ------------

                   OTHER INCOME AND (EXPENSES)
                     Interest and other income           126,171           14,777          111,394       754%
                    Interest and other expense          (437,828)      (2,844,833)       2,407,005       -85%
                                                    ------------     ------------     ------------
                                                        (311,657)      (2,830,056)       2,518,399       -89%
                                                    ------------     ------------     ------------

                        LOSS BEFORE INCOME TAX       (14,298,165)     (22,847,866)       8,549,701       -37%

             Recovery of deferred income taxes           847,920        1,318,538         (470,618)      -36%
         Current income tax (expense) recovery           (18,394)          13,675          (32,069)     -235%
                                                    ------------     ------------     ------------
                       NET LOSS FOR THE PERIOD      $(13,468,639)    $(21,515,653)    $ (8,047,014)      -37%
                                                    ============     ============     ============

                    WEIGHTED AVERAGE NUMBER OF
                     COMMON SHARES OUTSTANDING
                             DURING THE PERIOD        43,310,580       32,592,807
                                                    ============     ============

                    BASIC AND DILUTED NET LOSS
                              PER COMMON SHARE      $      (0.31)    $      (0.66)
                                                    ============     ============

      Following completion of our acquisitions, we focused on integrating the acquired entities and expanding the reach of the existing businesses. We have also made efforts to reduce costs by consolidating operations, resulting in staff reductions of redundant positions and related overhead and reducing research and development expenditures. In the nine months ended February 28, 2005, operating expenses of non-acquired operations declined $1,167,091 or 8% compared to the nine months ended February 29, 2004.

REVENUES

      Consolidated revenues were $6,874,735 for the three months ended February 28, 2005 ("third quarter 2005") compared to $4,169,074 for the three months ended February 29, 2004 ("third quarter 2004"), an increase of $2,705,661 or 65%. Revenues from Peopleview, Kadiri, Peoplebonus, Bravanta, HRSoft and ProAct ("companies acquired subsequent to third quarter 2004") represented $3,496,814 for the third quarter 2005. Revenues from all other companies ("existing companies") declined 19% to $3,377,921 in third quarter 2005 from $4,169,074 in third quarter 2004. This decrease was primarily due to a decrease in Career Transition Services revenues as management focuses on improving earnings using a smaller workforce consolidated into fewer locations.

      Career Transition Service revenues for third quarter 2005 were $886,687 compared to $1,530,429 in third quarter 2004, a decrease of $643,742 or 42%. The primary reason for the decrease is discussed in the previous paragraph.

      Enterprise Workforce Solutions revenues for third quarter 2005 were $5,988,048 compared to $2,638,645 for third quarter 2004, an increase of $3,349,403 or 127%. $3,496,814 of revenues for third quarter 2005 were contributed by the companies acquired subsequent to third quarter 2004.

      Consolidated revenues were $19,741,688 for the nine months ended February 28, 2005 compared to $12,609,359 for the nine months ended February 29, 2004, an increase of $7,132,329 or 57%. Revenues from companies that we acquired subsequent to third quarter 2004 represented $8,313,691 for the nine months ended February 28, 2005. Revenues from existing companies declined $1,181,362 or 9% to $11,427,997 in the nine months ended February 28, 2005 from $12,609,359 for the nine months ended February 29, 2004. This decrease was primarily due to a decrease in Career Transition Services revenues due to the closure of several offices in an effort to consolidate the workforce into fewer locations, and management focusing on higher earnings with this smaller workforce.

      Career Transition Service revenues for the nine months ended February 28, 2005 were $3,702,548 compared to $4,659,741 for the nine months ended February 29, 2004, a decrease of $957,193 or 21%. The primary reason for the decrease is discussed in the previous paragraphs.

      Enterprise Workforce Solutions revenues for the nine months ended February 28, 2005 were $16,039,140 compared to $7,949,618 for the nine months ended February 29, 2004, an increase of $8,089,522 or 102%. $8,313,691 of revenues for the nine months ended February 28, 2005 were contributed by the companies acquired subsequent to third quarter 2004. The decrease in revenue from existing companies is primarily due to the transition of Icarian clients from our Icarian software to our E-cruiter software, which is less expensive for the client but results in greater profit as a percentage of sales for the Company.

      Pro forma revenues for the nine months ended February 28, 2005 were $24,955,955 compared to $25,124,796, a decrease of $168,841 or less than 1%.

      During third quarter 2005, the amount of sales per average number of employees increased to $30,285 compared to $23,162 for third quarter 2004. We believe that the increase is due to improved efficiencies and the elimination of redundant positions.

      By the end of third quarter 2005, the total number of clients for our software services, consisting of our recruitment systems, benefit administration, performance management, resume management, reward services and employee portal was 46% higher than at the end of third quarter 2004 mainly as a result of the new clients acquired through the acquisitions. The average number of job postings in our applicant sourcing and exchange business decreased 2% for the third quarter 2005 compared to the third quarter 2004. This decrease was due to a shift in focus to clients that provide higher revenue per posting. At the end of third quarter 2005, the total number of clients for our Career Transition Services decreased 50% since the end of the third quarter 2004. This decrease is consistent with the decrease in Career Transition Services revenue for third quarter 2005 due to the closure of several offices in an effort to consolidate the workforce into fewer locations and focus on higher earnings with this smaller workforce.

      By the end of third quarter 2005, our revenue per average number of clients for our software services increased 88% since the end of third quarter 2004 mainly due to the high revenue clients associated with some of the companies acquired subsequent to third quarter 2004, primarily Kadiri, Bravanta and ProAct. Our revenue per client for our Career Transition Services increased 1% during third quarter 2005 compared to third quarter 2004. The revenue per average number of clients figures are calculated by dividing revenue for the quarter by the average of the number of clients at the beginning of the quarter and the end of the quarter.

      We believe that our business is impacted by the job market. The unemployment rate in the United States, as disclosed by the U.S. Bureau of Labor Statistics, as of February 28, 2005 was 5.4%, slightly down from 5.6% as of May 31, 2004, but still significantly higher than the pre-recession rate of 3.9% for December 2000. When businesses reduce the number of employees being hired, as evidenced by a higher unemployment rate, we believe that the demand for our services decreases mainly in the areas of our recruitment software and recruitment services.

COST OF REVENUES

      Cost of revenues for third quarter 2005 were $1,912,351 compared to $356,490 for third quarter 2005, an increase of $1,555,861 or 436%. Career Transition Service cost of revenues accounted for $134,149 and Enterprise Workforce Services cost of revenues accounted for $1,778,202 of the total cost of revenues for third quarter 2005. Career Transition Service cost of revenues accounted for $192,659 and Enterprise Workforce Services cost of revenues accounted for $163,831 of the total cost of revenues for third quarter 2004. Cost of revenues in the Enterprise Workforce Services segment during third quarter 2005 increased $1,614,372 from third quarter 2004 as a result of additional costs of revenues of $1,632,278 incurred in connection with the companies we acquired subsequent to third quarter 2004. Cost of revenues for the Career Transition Services segment during third quarter 2005 decreased $58,509 from third quarter 2004 as a result of lower revenues.

      Cost of revenues for the nine months ended February 28, 2005 were $5,178,676 compared to $1,189,247 for the nine months ended February 29, 2004, an increase of $3,989,429 or 336%. Career Transition Service cost of revenues accounted for $438,834 and Enterprise Workforce Services cost of revenues accounted for $4,739,842 of the total cost of revenues for the nine months ended February 28, 2005. Career Transition Service cost of revenues accounted for $556,008 and Enterprise Workforce Services cost of revenues accounted for $633,239 of the total cost of revenues for the nine months ended February 28, 2005. Cost of revenues for the Career Transition Services segment decreased $117,174 as a result of lower revenues. Cost of revenues for the Enterprise Workforce Services increased $4,106,603 as a result of additional costs of revenues of $4,237,813 incurred in connection with the companies acquired subsequent to third quarter 2004.

      Pro forma cost of revenues for the nine months ended February 28, 2005 were $8,088,583 compared to $10,703,382 for the nine months ended February 29, 2004, a decrease of $2,614,799 or 24%. The decrease is due to efforts to eliminate redundant operations and costs and to pursue more profitable business and changing marketing strategies.

GROSS PROFITS

      Consolidated gross profits were $4,962,384 for third quarter 2005 or 72% of revenues compared to $3,812,584 or 91% of revenues for second quarter 2004.

      Career Transition Services gross profit was $752,538 or 85% of Career Transition Service revenues for third quarter 2005 compared to $1,337,770 or 87% of Career Transition Service revenues for third quarter 2004. Enterprise Workforce Services gross profit was $4,209,846 or 70% of Enterprise Workforce Services revenues for third quarter 2005 compared to $2,474,814 or 94% of Enterprise Workforce Services revenue for third quarter 2004. The decrease in the Enterprise Workforce Services gross profit as a percent of revenues is due to the lower gross profit margins (53% of revenue) generated by the companies that the Company acquired subsequent to third quarter 2004. Gross profit margins for existing companies was 92% of revenues for third quarter 2005 compared to 91% for third quarter 2004.

      Consolidated gross profits were $14,563,012 or 74% of revenues for the nine months ended February 28, 2005 compared to $11,420,112 or 91% of revenues for the nine months ended February 29, 2004. Career Transition Services gross profit was $3,263,714 or 88% of Career Transition Services revenues and Enterprise Workforce Services gross profit represented $11,299,298 or 70% of Enterprise Workforce Services revenues for the nine months ended February 28, 2005. Career Transition Services gross profit was $4,103,734 or 88% of Career Transition Services revenues and Enterprise Workforce Services gross profit represented $7,316,378 or 92% of Enterprise Workforce Services revenues for the nine months ended February 29, 2004. The decrease in the Enterprise Workforce Services gross profit as a percent of revenues is due to the lower gross profit margins (49% of revenue) generated by the companies that the Company acquired subsequent to third quarter 2004. Gross profit margins for existing companies was 92% of revenues for the nine months ended February 28, 2005 compared to 91% for the nine months ended February 29, 2004. The improvement in gross profit for existing companies was due to efforts to eliminate redundant operations and costs and to pursue more profitable business by shifting to more profitable products.

      Pro forma gross profits for the nine months ended February 28, 2005 were $16,867,372 or 68% of revenues, compared to $14,421,414 or 57% of revenues for the nine months ended February 29, 2004. The improvement in the gross profit percentage is due to the improvement in gross profit of existing companies as explained above.

OPERATING EXPENSES

      Total operating expenses were $8,658,025 for third quarter 2005, compared to $4,819,682 for third quarter 2004, an increase of $3,838,343 or 80%. Companies that we acquired subsequent to third quarter 2004 accounted for $4,717,880 in total operating expenses. Operating expenses for existing companies were $3,940,145 for third quarter 2005, representing an approximate 18% decline compared to third quarter 2004. The decline in operating expenses for existing companies is primarily due to the lower amortization expense as intangibles become fully amortized as well as the decrease in general and administrative expenses as more corporate expenses are allocated to the acquired entitites. In general, we believe that operating expenses increase in the first three to twelve months after we complete an acquisition but that operating expenses will decrease after that as a result of the consolidation of operations. Any future acquisitions will increase operating expenses from the date of the acquisition, in which case we believe that pro forma results would provide a more comparable analysis.

      Total operating expenses were $24,254,190 for the nine months ended February 28, 2005, compared to $14,787,516 for the nine months ended February 29, 2004, an increase of $9,466,674 or 64%. Companies that we acquired subsequent to third quarter 2004 accounted for $10,633,766 in total operating expenses. Operating expenses for existing companies were $13,620,424 for the nine months ended February 28, 2005, representing an approximate 8% decrease compared to the nine months ended February 29, 2004. The decline in operating expenses for existing companies is primarily due to the lower amortization expense as intangibles become fully amortized as well as the decrease in general and administrative expenses as more corporate expenses are allocated to the acquired entities. In addition, a decrease in occupancy expense due to the closing of certain locations was offset by an increase in professional fees due to the 6FigureJobs.com legal dispute.

      Pro forma operating expenses were $30,853,880 for the nine months ended February 28, 2005 compared to $34,439,224 for the nine months ended February 29, 2004, a decrease of $3,585,344 or 10%. The decrease is primarily due to the reduction in research and development and selling and marketing activities and efforts to reduce costs mainly in the form of employee costs.

SELLING AND MARKETING

      Selling and marketing expenses were $1,684,349 for third quarter 2005 compared to $978,803 for third quarter 2004, an increase of $705,546 or 72%. This increase is attributable primarily to selling and marketing expenses of $602,572 incurred by the companies we acquired subsequent to third quarter 2004. Selling and marketing expenses for existing companies increased $103,036 compared to third quarter 2004. This increase is primarily due to a $88,718 or 11% increase in employee costs, including commissions and bonuses.

      Selling and marketing expenses were $5,177,541 for the nine months ended February 28, 2005 compared to $3,150,690 for the nine months ended February 29, 2004, an increase of $2,026,851 or 64%. This increase is attributable primarily to selling and marketing expenses of $1,704,505 incurred by the companies we acquired subsequent to third quarter 2004. Selling and marketing expenses for existing companies increased $322,346 compared to the nine months ended February 29, 2004. This increase is primarily due to an increase in employee costs of $190,832 and an increase in trade show expenses of $57,089.

      Pro forma selling and marketing expenses were $6,350,429 for the nine months ended February 28, 2005 compared to $9,392,636 for the nine months ended February 29, 2004, a decrease of $3,042,207 or 32%. The decrease in pro forma selling and marketing expenses is mainly due to a reduction in selling and marketing personnel at Kadiri in efforts to reduce costs and consolidate operations.

GENERAL AND ADMINISTRATIVE

      General and administrative expenses were $4,193,310 for third quarter 2005, compared to $2,357,744 for third quarter 2004, an increase of $1,835,566 or 78%. The companies acquired subsequent to third quarter 2004 accounted for $2,492,151 of general and administrative expenses during third quarter 2005, primarily for employee costs, rent, travel and entertainment and consulting fees. General and administrative expenses for existing companies decreased $656,585. The decrease was due to a $823,117 decrease in the corporate general and administrative expense allocation as more expenses are being allocated to the acquired entities. This decrease was partially offset by a $216,305 increase in employee costs. In general, we believe that general and administrative expenses increase in the first three to twelve months after we complete an acquisition but that general and administrative expenses will decrease after that as a result of our effort to eliminate redundant costs. Any future acquisitions will increase general and administrative expenses from the date of the acquisition, in which case we believe that pro forma results would provide a more comparable analysis.

      General and administrative expenses were $11,851,544 for the nine months ended February 28, 2005, compared to $7,074,416 for the nine months ended February 29, 2004, an increase of $4,777,128 or 68%. The companies acquired subsequent to third quarter 2004 accounted for $5,353,037 of general and administrative expenses during the nine months ended February 28, 2005, primarily for employee costs, rent, travel and entertainment and consulting fees. General and administrative expenses for existing companies decreased $575,909. The decrease was due to a $1,663,698 decrease in the corporate general and administrative expense allocation as more expenses are being allocated to the acquired entities and a $464,055 decrease in occupancy expense as the workforce is being consolidated into fewer locations. This decrease was partially offset by a $460,860 increase in employee costs primarily as a result of an increase in personnel at our headquarters in Ottawa, Canada, which is a corporate support function. In addition, professional fees increased $511,742 due to the 6FigureJobs.com legal dispute and settlement.

      Pro forma general and administrative expenses were $13,991,643 for the nine months ended February 28, 2005 compared to $12,133,780 for the nine months ended February 29, 2004, an increase of $1,857,863 or 15%. The increase in pro forma general and administrative expenses is due to the increase in the existing companies general and administrative expenses as discussed previously.

RESEARCH AND DEVELOPMENT

      Research and development costs were $488,300 for third quarter 2005 compared to $116,798 for third quarter 2004, an increase of $371,502 or 318%. $396,676 of the research and development costs incurred in third quarter 2005 was attributable to the companies acquired subsequent to third quarter 2004. Research and development costs for existing companies declined $25,174. The decline in research and development costs for existing companies is primarily due to our strategy to acquire new technology through acquisitions. We believe that we can acquire new technology at a lower cost in the long-term and more efficiently than developing new software platforms with internal resources. We implemented this strategy in fiscal 2002. Since fiscal 2002, most of our research and development efforts have been incurred in the Enterprise Workforce Services segment.

      Research and development costs were $1,168,144 for the nine months ended February 28, 2005 compared to $387,777 for the nine months ended February 29, 2004, an increase of $780,367 or 201%. $1,027,415 of the research and development costs incurred during the nine months ended February 28, 2005 was attributable to the companies acquired subsequent to third quarter 2004. Research and development costs for existing companies declined $247,048. The previous paragraph discusses our strategy with regards to research and development.

      Pro forma research and development costs were $2,765,421 for the nine months ended February 28, 2005 compared to $4,547,176 for the nine months ended February 29, 2004, a decrease of $1,781,755 or 39%. The decrease in pro forma research and development costs is due mainly to a decrease in research and development employee costs as a result of reduction in personnel in efforts to reduce costs and consolidate operations.

DEPRECIATION AND AMORTIZATION EXPENSE

      Depreciation and amortization expense was $2,292,066 for third quarter 2005, compared to $1,366,337 for third quarter 2004, an increase of $925,729 or 68%. Companies we acquired subsequent to third quarter 2004 incurred $1,230,222 of depreciation and amortization expense. Amortization and depreciation expense for existing companies decreased $304,492 due primarily to certain capital and intangible assets becoming fully depreciated and amortized. Amortization and depreciation expense for the Enterprise Workforce Services segment increased $986,872 primarily as a result of the increase in amortization due to the companies acquired subsequent to third quarter 2004. In third quarter 2005, the Career Transition Services segment amortization and depreciation expense decreased by $61,142. During third quarter 2005 through the acquisition of ProAct, we acquired capital assets of $298,858 and identifiable intangible assets of $6,751,000. The depreciation and amortization of these assets is based on the estimated useful lives of the assets as described in note 3 of the consolidated financial statements.

      Depreciation and amortization expenses were $6,056,961 for the nine months ended February 28, 2005, compared to $4,174,633 for the nine months ended February 29, 2004, an increase of $1,882,328 or 45%. Companies we acquired subsequent to third quarter 2004 incurred $2,548,809 of depreciation and amortization expense. Amortization and depreciation expense for existing companies decreased $666,480 due primarily to certain capital and intangible assets becoming fully depreciated and amortized. Amortization and depreciation expense for the Enterprise Workforce Services segment increased $2,028,602 primarily as a result of the increase in amortization due to the companies acquired subsequent to third quarter 2004. During the nine months ended February 28, 2005, the Career Transition Services segment amortization and depreciation expense decreased $145,933. During the nine months ended February 28, 2005 through the acquisitions of Bravanta, Peoplebonus, HRSoft and ProAct, we acquired capital assets of $443,796 and identifiable intangible assets of $11,089,330.

      Pro forma amortization and depreciation expense were $7,746,387 for the nine months ended February 28, 2005 compared to $8,365,632 for the nine months ended February 29, 2004, a decrease of $619,245 or 7%. The decrease is due to certain capital assets and identifiable intangible assets of existing entities becoming fully depreciated.

INTEREST INCOME AND OTHER INCOME

      Interest and other income was $97,094 for third quarter 2005 compared to $4,797 for third quarter 2004, an increase of $92,297. Interest and other income was $126,171 for the nine months ended February 28, 2005, compared to $6,793 for the nine months ended February 29, 2004, an increase of $119,378. The increase in interest and other income during third quarter 2005 and the nine months ended February 28, 2005 was due to higher interest-earning cash, short-term investment and restricted cash balances compared to third quarter 2004 and the nine months ended February 29, 2004.

      Pro forma interest income and other income was $126,171 for the nine months ended February 28, 2005 compared to $14,777 for the nine months ended February 29, 2004, an increase of $111,394 or 754%. The increase in interest and other income was due to higher interest-earning cash, short-term investment and restricted cash balances as discussed in the previous paragraph.

INTEREST AND OTHER EXPENSE

      Interest and other expense was $48,534 for third quarter 2005, compared to $1,248,366 for third quarter 2004, a decrease of $1,199,832 or 96%. Interest expense was $176,572 for the nine months ended February 28, 2005 compared to $2,600,355 for the nine months ended February 29, 2004, a decrease of $2,423,783 or 93%. The reason for the decrease in interest and other expense was due to expense incurred during the third quarter 2004 and the nine months ended February 28, 2005 for the cessation of the amortization of the discount related to 8% senior subordinated convertible notes that were paid in full in fiscal 2004 and are not relevant to fiscal 2005.

      Pro forma interest and other expense was $437,828 for the nine months ended February 28, 2005 compared to $2,844,833 for the nine months ended February 29, 2004, a decrease of $2,407,005 or 85%. The decrease in interest and other expense is due to the expense incurred in the nine months ended February 29, 2004 for the cessation of the amortization of the discount related to the 8% Senior Subordinated Convertible notes, partially offset by interest expense associated with issued warrants incurred by Bravanta in the nine months ended February 29, 2004.

GOODWILL

      Goodwill was $41,973,581 as of February 28, 2005 compared to $28,598,706 as of May 31, 2004, an increase of $13,374,875 or 47%. $7,332,488 of the increase relates to the Bravanta acquisition completed during first quarter 2005, and $2,890,330 of the increase relates to the ProAct acquistion completed during third quarter 2005. $2,532,111 of the increase represents additional consideration issued to the former shareholders of Kadiri after the indemnification period ended and after certain revenue and cash generation targets were achieved. $234,305 of the increase represents the additional consideration issued to the former shareholders of 6FigureJobs.com. This additional consideration was determined by an arbitrator who resolved a dispute between the Company and the former shareholders of 6FigureJobs.com. The amount represents 20% of the fair market value of the shares held in escrow since the acquisition as potential contingent consideration. The remaining $385,641 of the increase relates to Kadiri purchase price allocation adjustments.

LIQUIDITY AND CAPITAL RESOURCES

      At February 28, 2005, we maintained $18,007,054, in cash and cash equivalents, restricted cash and short-term investments and a working capital of $9,577,822. The receipt of $10 million for the issuance of stock during first quarter 2005 and an additional $15 million during third quarter 2005 improved working capital. At the end of fiscal 2004, we acquired Kadiri, and during the nine months ended February 28, 2005, we acquired Bravanta, Peoplebonus, HRSoft and ProAct. As a result of these acquisitions, we assumed current liabilities which exceeded acquired current assets by $559,773 as of the respective dates of acquisition. In addition, we made cash payments of $2,051,120, $130,000, $1,191,913 and $5,500,000 related to the Bravanta, Peoplebonus, HRSoft and ProAct acquisitions, respectively.

      At February 28, 2005, $3,104,174 of short-term investment balances was restricted from use because they represent collateral for various borrowing or leasing arrangements. Due to the high volume of credit card usage by our clients, Merchant banks have required us to place reserve deposits on our merchant accounts. These reserve deposits serve as guarantees to the Merchant banks for chargebacks that may be issued to our clients that request a cancellation of our services and that previously paid for our services with a credit card. As of February 28, 2005, $199,786 was held as guarantees by such banks. These deposits are reviewed quarterly and may be returned to us or increased based on the activity surrounding chargebacks and credit card usage. We expect the level of chargebacks and credit card usage to remain consistent with levels experienced in the past. Therefore, we believe that our reserve deposits will not change significantly and will not impact our liquidity in a material way. Additional deposits of $2,904,388 are restricted by three banks as security for an outstanding term loan, a line of credit and letters of guarantee provided to three landlords for facility leases. Since these restricted cash balances are held as guarantees of the borrowings and leases mentioned above, as any of the borrowings or the leases change, the restricted cash balance guaranteeing them will change accordingly. The line of credit will increase or decrease according to our working capital needs, and therefore the restricted cash guaranteeing the line of credit will change accordingly. We expect to reduce the principal amount of the term loan on a monthly basis according to the loan agreement, and as we do so, the restricted cash balance guaranteeing the loan will decrease. We also expect that as we make lease payments, the restricted cash guaranteeing the leases will decrease on an annual basis according to the lease agreements.

      For the nine months ended February 28, 2005, cash used for operations totaled $4,964,896, consisting primarily of the net loss for the period of $8,912,053, cash used for working capital of $1,282,786, and the non-cash recovery of deferred income taxes of $847,920 offset by non-cash expenses such as amortization and depreciation of $6,024,117 and amortization of note discounts of $53,746. Our acquisitions made from July 2001 through February 2005 have reduced our working capital. Prior to the acquisitions, the majority of these companies experienced losses generating working capital deficits. As we integrate them and consolidate costs, we expect to generate operating cash flow, therefore reducing our working capital deficit. However, any future acquisitions that result in our acquiring working capital deficiencies will contribute to increasing our working capital deficit.

      Net cash used for investing activities during the nine months ended February 28, 2005 was $9,208,683. Investing outflows consisted mainly of cash paid for business acquisitions, net of cash acquired, of $8,838,592 for the acquisitions made during the period and $279,729 used for the acquisition of capital assets.

      Net cash provided by financing activities was $24,993,989 for the nine months ended February 28, 2005. In July 2004, we received $9,999,988 in exchange for 4,444,439 shares of our common stock in a private placement sold to William Blair & Company and entities for which it serves as investment advisor and Crestview Capital Fund L.P. In December 2004, we received $14,994,001 in exchange for 4,996,667 shares of our common stock and 2,498,333 warrants to purchase our common stock at $3.50 per share. In addition, we received $868,313 in cash from institutional investors as a result of their exercise of warrants to purchase our common stock and $207,324 in cash from employees as a result of their exercise of stock options. The net of our draws and repayments on the line of credit was $123,806. Financing outflows consisted primarily of the repayments of shareholder notes of $442,497, repayment of a loan assumed through the acquisition of Bravanta of $335,863, costs related to the registration and issuance of the common stock of $887,680, and capital lease and debt payments of $187,607.

      We have had operating losses since our inception, and during the nine months ended February 28, 2005, we continued to have operating losses as a result of non-cash charges such as amortization and depreciation, and additional expenses incurred by the acquisitions made subsequent to the third quarter 2004. However, management believes that our operations will generate operating cash flow in the future as a result of the elimination of redundant costs in the businesses we have acquired in first nine months of fiscal 2005 and in the prior fiscal years, the consolidation of ongoing operations, and improved efficiencies in the delivery of our services.

      We believe that our financial strength was improved during the nine months ended February 28, 2005 as a result of the funds we raised through the sale of $25 million of our common shares in July and December 2004. We believe that our liquidity ratio, which improved from 1.0 as of May 31, 2004 to 1.8 as of February 28, 2005, and our debt to equity ratio, which decreased from .30 as of May 31, 2004 to .19 as of February 28, 2005, due to the $25 million of common shares sold in July and December 2004, reflect our increased financial strength. Our Days of Sales Outstanding (DSO) for the month of February 2005 was 37 compared to 29 for May 2004. The increase in DSO is due to a general slow down in collections subsequent to acquisitions as we work with new customers to change the payment process. In addition, Kadiri, Bravanta and HRSoft have had higher DSO trends than those experienced at Workstream. We anticipate that as we continue with the integration of these acquisitions, we will be able to improve DSO.

      Management believes the proceeds from the sale of $10 million of our common shares in July 2004, the additional sale of $15 million of our common shares in December 2004, and the reduction of, along with further consolidation of, cost centers and elimination of redundant costs will result in improvement of our working capital and positive generation of cash flows from operations which, together with current cash reserves, will be sufficient to meet our working capital and capital expenditure requirements through at least February 28, 2006.

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

      We have established a CDN $3,000,000 line of credit with the Bank of Montreal which bears interest at the bank's prime rate plus 1%. We have drawn CDN $2,842,840 on this facility as of February 28, 2005. We can draw an additional CDN $157,160 before additional collateral would be required. We also have a term loan with the bank in the amount of CND $86,658 as of February 28, 2005. The term loan bears interest at the bank's prime rate plus 2%. Additionally, we have a letter of credit issued in May 2002 as collateral on leased facilities in the amount of CND $400,000 that will renew annually. We pay an annual fee of 1.2% on this letter of credit.

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

      The impact on net interest income of a 100 basis point change in interest rates for the quarter ended February 28, 2005 would have been less than $6,000.

FOREIGN CURRENCY RISK

      We have monetary assets and liability balances denominated in Canadian dollars. As a result, fluctuations in the exchange rate of the Canadian dollar against the U.S. dollar will impact our reported net asset position. A 10% change in foreign exchange rates would result in a change in the reported net asset position of approximately $83,000 and a change in the reported net loss for the nine months ended February 28, 2005 of approximately $3,000.

ITEM 4. CONTROLS AND PROCEDURES

      As of February 28, 2005, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of our disclosure controls and procedures. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms. There were no changes during the quarter ended February 28, 2005 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

      In July and December 2004, a total of 350,000 common shares, valued at $864,500, that were held in escrow were released as a result of the resolution of a dispute between Kadiri and one of its clients, Bank of America Technology and Operations, Inc. The issuance of these common shares was exempt from registration under Rule 506 of the Securities Act of 1933.

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

      In July 2004, the Company acquired Bravanta, Inc., a provider of enterprise incentive and recognition programs. As consideration for the sale, the Company issued 2,427,125 common shares. In January 2005, the Company released 400,000 of such shares, which were held in escrow to cover indemnity obligations covering breaches of representations and warranties contained in the merger agreement. In January 2005, 244,939 additional common shares were issued to the former management of Bravanta upon receipt by the Company of completed and satisfactory accredited investor questionnaires and other related documentation. The shares had an aggregate value of $7,107,693. The issuance of these common shares was exempt from registration under Rule 506 of the Securities Act of 1933.

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

      In December 2004, the Company issued an aggregate of 4,996,667 common shares at $3.00 per common share to institutional and other accredited investors in a private placement resulting in aggregate proceeds of $14,994,001. The proceeds of the sale will be used for working capital and future acquisitions. The issuance of the shares in the private placement was exempt from registration under Rule 506 of the Securities Act of 1933.

      In December 2004, the Company acquired certain assets of ProAct Technologies Corporation, a provider of software and hosted web-based tools for employee benefits management. As consideration for the sale, the Company issued 913,551 shares of common stock valued at $2,700,000, of which 253,764 shares are being held in escrow. The issuance of the shares in the private placement was exempt from registration under Rule 506 of the Securities Act of 1933.

      In December 2004, the Company released 100,000 shares of common stock valued at $281,000, from escrow to the former shareholders of Kadiri after the indemnification period expired. The issuance of the shares in the private placement was exempt from registration under Rule 506 of the Securities Act of 1933.

      In January 2005, 250,000 common shares valued at $812,500 were released from escrow to the former shareholders of Kadiri as certain revenue and cash generation targets were achieved. The issuance of the shares in the private placement was exempt from registration under Rule 506 of the Securities Act of 1933.

ITEM 6.  EXHIBITS

         Exhibit No.     Description

         31.1            Certification of Michael Mullarkey pursuant to
                         Rule 13a-14(a).

         31.2            Certification of David Polansky pursuant to
                         Rule 13a-14(a).

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

                              Workstream Inc.
                              (Registrant)
DATE:   April 14, 2005        By: /s/ Michael Mullarkey
                                  ------------------------
                              Michael Mullarkey,
                              Chairman of the Board and Chief Executive Officer
                              (Principal Executive Officer)

DATE:   April 14, 2005        By: /s/ David Polansky
                                  ---------------------
                              David Polansky,
                              Chief Financial Officer and Secretary
                              (Principal Financial Officer)