Form 10-K
period 2005-05-31
WORKSTREAM INC
filed 2005-08-15
CIK 1095266

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

                 FOR THE FISCAL YEAR ENDED: MAY 31, 2005
                                       OR

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

                           COMMON SHARES, NO PAR VALUE
                                (TITLE OF CLASS)

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

                                 Yes |X| No |_|

      The aggregate market value of the outstanding voting and non-voting common equity held by non-affiliates of the registrant, computed by reference to the price at which the common equity was last sold as of the last business day of the registrant's most recently completed second fiscal quarter, was $110,835,000. Common shares held by each executive officer and director and by each person who owned 10% or more of the outstanding common shares as of such date have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

      The total number of common shares, no par value per share, outstanding on August 10, 2005 was 49,194,178, excluding 108,304 escrow shares.

                       DOCUMENTS INCORPORATED BY REFERENCE

      Information required by Part III of this annual report is incorporated by reference to the registrant's definitive proxy statement relating to its 2005 annual meeting of shareholders, which will be filed within 120 days of the close of the registrant's fiscal year end.

                                 WORKSTREAM INC.
                                    FORM 10-K
                                TABLE OF CONTENTS

ITEM                                                                        PAGE

                                     PART I
1. Business....................................................................5
2. Properties.................................................................15
3. Legal Proceedings..........................................................16
4. Submission of Matters to a Vote of Security Holders....................... 16

                                     PART II

5. Market for Registrant's Common Equity, Related Stockholder Matters and
   Issuer Purchases of Equity Securities .................................... 17
6. Selected Financial Data................................................... 25
7. Management's Discussion and Analysis of Financial Condition and Results of
   Operations ................................................................26
7A.Quantitative and Qualitative Disclosures About Market Risk.................44
8. Financial Statements and Supplementary Data ...............................45
9. Changes in and Disagreements with Accountants on Accounting and
   Financial Disclosure.......................................................75
9A.Control and Procedures.....................................................75
9B.Other Information..........................................................76

                                    PART III

10. Directors and Executive Officers of the Registrant........................77
11. Executive Compensation....................................................77
12. Security Ownership of Certain Beneficial Owners and Management and Related
    Stockholder Matters.......................................................77
13. Certain Relationships and Related Transactions............................77
14. Principal Accountant Fees and Services....................................77

                                     PART IV

15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K..........78

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

                                     PART I

ITEM 1.  BUSINESS

OVERVIEW

      We were incorporated on May 24, 1996 under the Canada Business Corporation Act under the name CareerBridge Corporation. In February 1999, we changed our name to E-Cruiter.com Inc. and in November 2001 we changed our name to Workstream Inc. (the "Company"). In 1997, we began operating an online regional job board, on which applicants posted their resumes and employers posted available positions, focused on the high-technology industry. In February 1999, we changed our business focus from the job board business to providing on-line recruitment services. Beginning in 2001, we began to expand our focus to provide a full range of services and web-based software for Human Capital Management ("HCM"). HCM is the process by which companies recruit, train, evaluate, motivate and retain their employees. Today, we offer software and services that address the needs of companies to more effectively manage their human capital management function. Workstream has two distinct business units: Enterprise Workforce Services and Career Networks. The Enterprise Workforce Services segment offers a complete suite of HCM software solutions, which addresses recruitment, benefits, performance, compensation and rewards. We offer each application on an individual basis, and we offer the comprehensive package through TalentCenter, which is a web-based portal that aggregates and integrates all of the applications. We also offer enterprise workforce management application tools for succession planning and organizational planning and charting. The Career Networks segment offers recruitment research, applicant sourcing and exchange and career transition services. We believe that our "one-stop-shopping" approach for our clients' HCM needs is more efficient and effective than traditional methods of human resource management.

COMPANY SEGMENTS

      The Company has two distinct operating segments, which are the Enterprise Workforce Services and Career Networks segments. Enterprise Workforce Services consists of revenue generated from HCM software and related professional services. In addition, Enterprise Workforce Services generates revenue from the sale of various products through the rewards module of the HCM software. Career Networks primarily consists of revenue from recruitment research, applicant sourcing and exchange and career transition services. During fiscal 2005 after the most recent acquisitions, management changed the segments in order for them to more accurately reflect how management evaluates the business. Prior to the change, career transition services was considered a separate reportable segment (Career Transition Services), and recruitment research and applicant sourcing and exchange were included in the Enterprise Workforce Services segment.

      Financial information about our segments and geographic areas can be found in note 14 to our consolidated financial statements.

INDUSTRY BACKGROUND

      Our target market includes any organization needing to manage their human capital function in a more effective and cost efficient manner. This includes providing solutions for recruiting, training, evaluating, motivating and retaining their employees, evaluating performance and compensation, administering benefits, and planning the outplacement of their employees. Our market includes companies seeking to fulfill those functions through information technology skills and expertise. We believe that several factors require companies to hire additional personnel and place an emphasis on fulfilling the human capital function and, therefore, increase demand for our services including increased employee turnover and the shortage of knowledge workers in North America.

      We believe that many organizations are seeking to overhaul their human resources information systems to take advantage of both new technologies and new human capital management concepts, and we anticipate that spending in human capital management will continue to shift away from the client-server human resources services to web-based and hosted services because of their lower cost and ease of implementation.

      We believe that our suite of workforce management solutions directly addresses the major challenges facing employers mainly, time, quality and cost of hiring and retaining employees.

STRATEGY

      Our objective is to become the leading supplier of comprehensive adaptive workforce solutions in North America. Our Career Network services can be used by any size organization, however, our Enterprise Workforce Solutions are presently configured for larger organizations. We believe that our products can address the needs of the entire human capital market and manage the entire employee lifecycle. We are able to provide enterprise workforce management solutions and services to companies of any size. We believe that our solutions help companies cost-effectively maximize workforce productivity, engagement, and satisfaction by applying business discipline to key people processes. Our solutions include:

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

      o     evaluation of talent performance;

      o     management of talent compensation;

      o     talent succession planning;

      o     talent reward and retention services; and

      o talent separation services that encompass pre-termination planning, individual coaching, opportunity research and job marketing campaign development.

      We believe we have developed a strategy that will achieve revenue growth in most economic conditions, and we are focused on achieving profitability through a combination of organic revenue growth, cost management and strategic acquisitions. Key elements of our strategy for business development are as follows:

      o Enhancing and widening our service portfolio. We continue to integrate our different services within our technology platform and continue to expand our services to provide a more complete workforce management process through further product development and strategic acquisitions. We believe that this will give us the ability to grow revenues with each client, acquire new clients with different requirements, and further develop revenue stability in almost any market condition.

      o Building a wider indirect sales channel for distribution of our products and services. We will continue to pursue reseller agreements for all of our services with human capital solution providers and recruiting companies.

      o Expanding direct sales with vertical focus. We will continue to emphasize our direct sales efforts into targeted vertical industries, especially those with good current economic outlooks including financial services, retail, healthcare, pharmaceuticals and biotech, food services and some manufacturing sectors.

      o Maintaining technological leadership. We plan to remain at the forefront of web-based human capital solutions by developing and hosting or licensing the latest available technologies taking advantage of the internet and offering our clients a comprehensive human capital management service in a hosted environment.

      o Pursuing strategic acquisitions. From time-to-time, we will evaluate acquisition and investment opportunities in complementary businesses, products and/or technologies. Our objective is to increase our revenue growth, add new services or new technologies for our existing client base and penetrate new markets.

      We believe that our services allow organizations of every size to significantly improve their recruiting, hiring, evaluation, compensation, retention and outplacement cycles. Our systems automate those human capital management functions and most are accessible with any standard web browser and require no additional software or hardware deployment by clients.

PRINCIPAL SERVICES AND OPERATIONS

ENTERPRISE WORKFORCE SERVICES

      Our Enterprise Workforce Services segment offers a complete suite of HCM software solutions and related professional services. Our products address recruitment, benefits, performance, compensation, and rewards. During fiscal 2005, we launched TalentCenter, which is an integrated, open portal solution that aggregates applications, content and services that companies use to manage all phases of the employee lifecycle - from recruitment to retirement. During fiscal 2005, we changed our segments to more accurately reflect how management evaluates its business. Subsequent to the change, recruitment research and applicant sourcing and exchange moved to the Career Networks segment. In fiscal 2005, approximately 67% of our revenue was generated by our Enterprise Workforce Services.

      TalentCenter

      The Workstream TalentCenter provides a unified view of all of our offerings. It is a role-based talent management portal that provides single sign-on authentication to all licensed applications and services. This streamlined approach facilitates rapid user adoption of our applications and services. Due to the fact that TalentCenter is a hosted solution, we manage all of the integration and service complexities at our data center. Through a standard web browser, companies have access to our on-demand applications and can turn on those they need, when they need them. TalentCenter provides companies the flexibility to start small and grow over time or deploy the entire solution at once.

      Recruitment

      Workstream Recruitment helps companies automate and manage the entire recruitment process including job requisition, job profile creation, job posting, applicant attraction, screening and tracking, interview scheduling, offer letter generation and making the hire. Workstream Recruitment also provides companies with an extended network and industry database to help source key hires. The end result is a thoroughly researched and filtered list of qualified prospective candidates. Recruitment applications include the following:

      o Candidate Management, for automating and streamlining the recruiting process used to attract, manage, screen and qualify candidates.

      o Career Site, a custom-designed internal and external career website hosted and maintained by Workstream at our secure data center, used for attracting, routing and tracking job candidates.

      o Compliance, reporting tools for preparing EEOC compliance reporting information and evaluating the staffing process.

      o Document Builder, for automating and streamlining the creation process and management of candidate-facing letters, such as offer letters.

      Benefits

      Workstream Benefits is an integrated benefits solution that supports both benefits communication and transactions. Featuring flexible, out-of-the-box functionality, Workstream Benefits can be implemented quickly to help companies automate and streamline the entire benefits enrollment, communication and administration process. Benefit applications included:

      o Benefits Enrollment and Administration is an out-of-the-box application that automates the benefits enrollment and administration process. It supports customers' full enrollment cycle, including open, new hire and life event processing.

      o Benefits Communicator helps organizations personalize and communicate benefit information as well as human resources policies and procedures via the web to their employees, in turn reducing the amount of inquiries into customers' human resources staff supporting this process.

      o Health Pages is a one-stop source for the information employees need to make educated health care choices during benefits enrollment and year-round. Health Pages gives employees 24/7 access to personalized information on providers and plans specific to customers' benefits programs and the tools they need to make well-informed decisions. All information comes from our continuously-maintained database of more than 500,000 physicians, 6,000 hospitals and 400 health plans.

      o Total Rewards Statements gives employees one place to view, model and manage all of their corporate-sponsored compensation, financial and health benefits. Employees are able to grasp the full value of their wealth-related benefits programs, and the contributions employers make on their behalf.

      Performance

      Workstream Performance enables organizations to translate business strategy into a fully aligned set of operational goals, provide real-time visibility and reporting on goal status, assess employee performance and gather employee feedback across the organization. These products supply the tools and information required to manage organizational performance effectively, including: goal setting, alignment, cascading and linkage; self, peer, multi-rater and 360 degree performance assessments; on-demand tracking and reporting of performance against established metrics; and the collaboration and evaluation capabilities necessary to assess results. The solution is also integrated with Workstream Compensation to help support organization's pay-for-performance programs. Performance applications include:

      o Achievement, for aligning individual performance with top-level business goals, automating the process of managing, monitoring and assessing individual employee performance and integrating performance data into the compensation planning process.

      o Development, for assessing, developing and mentoring specific competencies and behaviors with self-assessments, 180 degree, 360 degree and multi-rater assessments.

      o Employee Surveys, for gathering employee feedback across the entire organization, analyzing and communicating the results.

      Compensation

      Workstream Compensation is a comprehensive set of products that enable end-to-end management of all types of enterprise compensation, including salary, merit increases, variable pay and stock awards. As many organizations are beginning to introduce more complex, formula-driven variable pay plans, we feature an advanced variable pay product that provides the flexibility to use formula-based compensation plans and managerial discretion to reward the company's high achievers. All compensation planning products are designed to provide managers and compensation professionals with the information and online decision support tools necessary to help them make more informed, policy-based pay decisions. The compensation planning products can be implemented separately or together, allowing organizations to achieve the goal of realizing a pay-for-performance philosophy at their own pace. Compensation applications include:

      o Focal Planning, for annual salary, basic variable pay and stock evaluation across the enterprise during a pre-determined planning window.

      o Anniversary Planning, for evaluating individual employees on their 'effective' hiring dates throughout the year.

      o Advanced Variable Pay, for formulaic variable pay plans that are administered throughout the year.

      o Total Rewards Statements, a Web-based product for employees to access, view, model and manage all of their corporate-sponsored financial benefits.

      Rewards

      Workstream Rewards programs enable organizations to increase employee productivity, improve employee satisfaction and drive engagement. These solutions deliver convenience and productivity benefits to the entire workforce and help organizations identify and reward accomplishments and behaviors that drive desired operational results. This product line delivers several offerings using an enterprise class solution. Rewards applications include:

      o Discount Programs, for enhancing employee satisfaction and productivity. This web-based incentive and employee discount platform offers employees savings on computers, movies, entertainment, travel, insurance and professional services from over 200 brand name providers.

      o Incentive Programs, for motivating performance and driving results across the organization. This web-based incentive solution calculates and distributes non-cash awards to employees for achieving specific results based upon predefined metrics strategically aligned with company goals.

      o Recognition Programs, for rewarding years of service or other corporate milestones and outstanding performance achievement. This online recognition program rewards employees for attaining corporate milestones using online certificates with a selection from a non-cash awards catalog. The program also provides a company-wide online recognition tool for participants and managers to issue on-the-spot recognition certificates and awards when exceptional performance occurs or goals are achieved.

      Workstream Workforce Planning and Analytics

      Workstream's Workforce Planning and Analytics product line supports a broad range of strategic and administrative workforce planning processes including succession planning and leadership development, competency management and organizational charting. Applications include:

      o Workforce and Succession planning supports critical human resource planning processes, including succession planning, leadership development, development planning and competency management.

      o Organizational Charting uses information a company already has on hand to deliver information-rich corporate directories and organizational charts across a company's intranet.

      o Advance Workforce Reporting serves line-managers, human resource administrators, employees and executives and presents information in formats that are useful to each function role. Advanced Workforce Reporting complements Workstream's standard reports with personalized reports created by Workstream to meet an organization's specific needs.

CAREER NETWORKS

      Our Career Networks segment consists of our career transition services, recruitment research and applicant sourcing and exchange. Career Networks accounted for approximately 33% of total revenue for fiscal 2005.

      Career Transition Services

      Workstream's career transition services provide a package of outplacement products and services which are provided through our wholly-owned subsidiary Paula Allen Holdings, Inc., which we acquired in July 2001 and does business under the name of Allen and Associates.

      Our career transition services establish a comprehensive guide for displaced employees. We focus on creating professional career marketing materials that displaced employees need in order to immediately begin their new job campaign. This package includes a professionally written resume, broadcast letter, custom cover letter, and references. This assistance is provided to approximately 10,000 job seekers each year in the areas of information technology, engineering, finance and marketing.

      We market our career transition services to individuals seeking employment or other career opportunities in the marketplace. Career transition services are marketed to individuals predominantly by advertising on the internet as well as in local newspapers throughout North America. Individuals are charged on average between $850 to $3,500 for our resume development, career consulting and market research services.

      Recruitment Research

      We currently provide recruitment research services through our subsidiary OMNIpartners, which we acquired in July 2001. Our recruitment research services are based on the outsourcing of the sourcing and screening work associated with recruiting. Our services are based on research provided to our clients on an hourly fee basis, and clients are billed once the project is completed. We believe this outsourcing formula allows clients to lower costs and gain access to specialized expertise that provides objectivity and ongoing value to the hiring process. OMNIpartners' research employees look for potential employees, interview and qualify them, and deliver all the information to the clients' human resource departments. The OMNIresearch Report, delivered after completion of the recruitment assignment, details information about each individual uncovered during the search. OMNIresearch Reports may include information about candidates' work histories, technical abilities, educational backgrounds, people skills, decision-making abilities, availability and salary expectations. The client can offer to hire any or all of the individuals presented, at any time, for no additional charge.

      Applicant Sourcing and Exchange

      6FigureJobs.com, which we acquired in October 2001, is an applicant sourcing and exchange where job seeking candidates and recruiting companies can interact. We believe that 6FigureJobs customizes this experience to satisfy the needs of the upper-echelon management candidate and the companies looking to hire them. The site provides content appropriate for senior executives, directors and other managers, as well as containing job postings that meet their qualifications. We employ screening to create this exclusive community of job seekers. On the candidate side, each job seeker is reviewed before his or her resume is allowed to reside in the site's candidate database. On the recruiting side, all job openings must have a minimum aggregate compensation of $100,000. We generate revenue through 6FigureJobs on a subscription basis from employers and recruiters that access our database of job seekers and use our tools to post, track and manage job openings. We also generate revenue by charging companies that advertise on our 6FigureJobs website, which includes charging certain advertisers a fee based on a percentage of their sales generated through the advertisement on our website.

ACQUISITIONS

      As part of our overall strategy, we have pursued our objective of offering an entire suite of HCM applications through the acquisition of other companies offering services similar or complementary to ours. Through the acquisition of those companies, we have added the necessary technology and expanded our services enabling us to grow our revenue and to position ourselves for future profitability by consolidating operations and improving efficiencies. We completed four acquisitions during the twelve months ended May 31, 2005 ("fiscal 2005"), three acquisitions during the twelve months ended May 31, 2004 ("fiscal 2004"), and three acquisitions during the twelve months ended May 31, 2003 ("fiscal 2003") that met our criteria.

FISCAL 2005 ACQUISITIONS

      Peoplebonus.com LLC

      On June 21, 2004, we acquired certain assets of Peoplebonus.com LLC ("Peoplebonus"), a Delaware limited liability company. As consideration for the sale, the Company issued to the shareholders of Peoplebonus 180,506 common shares (72,202 common shares valued at $200,000 and 108,304 common shares held in escrow), made a cash payment of $25,000, which is held in escrow, and assumed a promissory note for $100,000. In addition, the Company made a cash payment of $105,000 to Peoplebonus. Peoplebonus' products and services are designed to streamline the way a company processes and handles resumes. Peoplebonus' artificial intelligence data mining software can search for key words and phrases from within a resume and score the resume based on learned search criteria. We recorded approximately $427,000 in intangible assets as part of the acquisition.

      Bravanta, Inc.

      On July 27, 2004, we acquired 100% of the outstanding shares of Bravanta, Inc. ("Bravanta"), a Delaware corporation. As consideration for the sale, the Company issued to the shareholders of Bravanta 2,427,125 common shares. In January 2005, 244,939 additional common shares were issued to the former management of Bravanta upon receipt by the Company of completed and satisfactory accredited investor questionnaires and other related documentation. The total aggregate value of the shares was $7,107,693. In addition, the Company made cash payments of $2,051,120 to meet certain of Bravanta's obligations prior to the finalization of the purchase agreement. Bravanta is a provider of enterprise incentive and recognition programs. We recorded approximately $2.2 million in intangible assets and $7.3 million in goodwill as part of the acquisition.

      HRSoft, LLC

      On October 6, 2004, we acquired certain assets of HRSoft, LLC ("HRSoft"), a Delaware limited liability company. As consideration for the sale, the Company assumed $766,913 in bank debts and vendor obligations. In addition, the Company made cash payments of $100,000 to meet certain of HRSoft's obligations prior to the finalization of the asset purchase agreement. We also agreed to reimburse the owners of HRSoft for the estimated individual tax liabilities arising from the transaction. This amount totaled $110,000. Finally, the Company issued a promissory note for $325,000 to the owners of HRSoft, under which the portion to be repaid to the Company is contingent on future revenue levels. HRSoft develops and markets strategic talent management software solutions for succession planning and leadership development, performance management, competency management, career and development planning, organizational charting, modeling and hierarchy management. We recorded approximately $1.8 million in intangible assets as part of the acquisition.

      ProAct Technologies Corporation

      On December 30, 2004, we acquired certain assets of ProAct Technologies Corporation ("ProAct"), a Delaware corporation. As consideration for the sale, we made a cash payment of $5,500,000 and issued a promissory note for $1,530,000, which accrued interest at an annual rate of 6% with principal and interest due on June 1, 2005. In addition, the Company issued to the shareholders of ProAct 913,551 common shares valued at $2,822,873, of which 253,764 shares are being held in escrow as the exclusive source against which the Company can assert potential indemnification claims. ProAct is a provider of software and hosted web-based tools for employee benefits management. We recorded approximately $6.8 million in intangible assets and $3.3 million in goodwill as part of the acquisition.

FISCAL 2004 ACQUISITIONS

      Perform, Inc.

      On September 11, 2003, the Company acquired certain assets of Perform, Inc. ("Perform"), a Delaware corporation, in connection with Perform's voluntary petition for relief under Chapter 11 of the United States Bankruptcy Code. As consideration for the sale, we issued to the shareholders of Perform 189,873 common shares valued at $300,000 and cash of $450,000. In addition, the Company advanced $72,000 to Perform to fund its operations prior to the finalization of the asset purchase agreement. Perform designs, develops and markets Human Resource Information Systems and Performance Management Information Systems for mid-size and Global 2000 companies, enabling them to automate and have an effective performance management process of goal setting, employee appraisal and feedback. We recorded approximately $700,000 in intangible assets as part of the acquisition.

      Peopleview, Inc.

      On March 27, 2004 as amended and effective for accounting purposes on May 27, 2004, the Company acquired certain assets of Peopleview, Inc. ("Peopleview"), a Nevada corporation. As consideration for the sale, the Company issued to the shareholders of Peopleview 246,900 common shares valued at $688,851 and warrants to purchase 50,000 common shares at $3.00 per share, which were valued at $46,500. In addition, the Company made a cash payment of $250,000. Peopleview designs, develops and markets software that helps companies evaluate employee skills, competency and performance. In addition, Peopleview offers software that enables companies to survey their employees regarding the company's environment and assess compliance with the Sarbanes-Oxley Act. We recorded approximately $900,000 in intangible assets as part of the acquisition.

      Kadiri, Inc.

      On May 28, 2004, we acquired via merger 100% of the outstanding shares of Kadiri Inc. ("Kadiri"), a California based company. As consideration for the sale, we issued to the shareholders of Kadiri 4,450,000 common shares valued at $12,415,500. During fiscal 2005, an additional 1,042,891 shares valued at $2,532,111 were issued as additional contingent consideration after certain revenue and cash generation targets of the acquired entity were achieved. Kadiri is a provider of Enterprise Compensation Management solutions which enable companies to plan and manage compensation, performance evaluation and monitor the granting of rewards. We recorded approximately $3.6 million in intangible assets and $14 million in goodwill as part of the acquisition.

FISCAL 2003 ACQUISITIONS

      Icarian, Inc.

      On June 28, 2002, we acquired via merger 100% of the outstanding shares of Icarian Inc. ("Icarian"), a California based company. As consideration for the sale, we issued to the shareholders of Icarian 2,800,000 common shares valued at approximately $9.9 million. Icarian is a provider of web-enabled solutions and professional services. Icarian's Recruitment Management Suite is web-native software, offered on an Application Service Provider ("ASP") basis, with a user interface that provides functionality for management of the hiring process. Icarian's Connectivity, Interactive Job Site and Reporting modules offer human resource professionals capabilities to integrate with human resource management systems, to manage candidates' applications and job campaigns, and to produce reporting for both compliance and cost reporting for a corporation's employee acquisition process. We recorded approximately $8.4 million in intangible assets and $5.4 million in goodwill as part of the acquisition.

      PureCarbon, Inc.

      On July 1, 2002, we acquired certain assets and liabilities of PureCarbon, Inc. ("PureCarbon"), a California based company. As consideration for the sale, we issued to the shareholders of PureCarbon 263,158 common shares valued at $1,000,000. PureCarbon's internet software (JobPlanet) is designed to integrate easily with behind-the-scenes human resources and recruiting technology. JobPlanet is built on a technology platform that enables clients to build and implement an employment web site that mirrors the client's corporate brand image. We recorded approximately $800,000 in intangible assets as part of the acquisition.

      Xylo, Inc.

      On September 13, 2002, we acquired via merger 100% of the outstanding shares of Xylo, Inc. ("Xylo"), a Washington based provider of web-based Employee Retention Management ("ERM") solutions focused on providing customized retention solutions to Fortune 500 companies. As consideration for the purchase, we issued to the shareholders of Xylo 702,469 common shares valued at $1,700,000. Xylo's work/life customizable software offers employee programs in one externally-hosted platform, giving clients control over content and applications. We recorded approximately $1.3 million in intangible assets and $700,000 in goodwill as part of the acquisition.

      Some of these acquisitions were also made in consideration of additional common shares that were held in escrow to be released upon achievement of certain profit and/or revenue targets. As of May 31, 2005, 108,304 common shares related to the Peoplebonus acquisition remain in escrow.

FOREIGN OPERATIONS

      We have operations in Canada and the United States, and, therefore, are subject to the risks typical of an international business, including, but not limited to, differing economic conditions, changes in political climate, differing tax structures, other regulations and restrictions, and foreign exchange rate volatility.

      Our operations center is located in Ottawa, Canada and maintains our servers, which support all of our locations and the software that is accessed by our clients in an Application Service Provider ("ASP") environment. Financial information about geographic areas and segments can be found in note 14 to our consolidated financial statements.

REVENUE SOURCES

      The Enterprise Workforce Services segment derives revenue from various sources including the following: licensing of software; software subscriptions, which includes maintenance and hosting fees; professional services related to software implementation, customization and training; and sale of products and tickets through the Company's employee discount and rewards software module. Clients enter into contracts which specifically address the products and services acquired, periods covered, and the billings terms. Typically, contracts which include a software subscription component have a period of at least one year. Clients are billed in advance according to the terms of the contract. In the case of annual or multiple year contracts, we bill our clients in advance monthly, quarterly or annually over the period in which the service is provided as deemed necessary when negotiating the contract. Any unearned revenue is disclosed in the balance sheet as deferred revenue and is recognized when the service is provided. Professional services are billed either on a time and material basis or on a fixed fee basis. Time and material engagements are billed monthly as the professional services hours are incurred. Fixed fee engagements are billed according to the terms of the contract, and revenue is recognized on a percentage of completion basis. Revenue from the sale of products and tickets through the discount and rewards software module is billed and recognized when the goods are shipped and title has transferred.

      The Career Networks segment derives revenue from recruitment research, applicant sourcing and exchange and career transition services. For recruitment research services and applicant sourcing and exchange, customers are billed and revenue is recognized as services are provided. For career transition services, clients are billed 50% when the assignment starts and the remaining 50% when the assignment is completed, which is generally in approximately ten days. Revenue is recognized when the services have been completed.

RESEARCH AND DEVELOPMENT

      Since fiscal 2002, the Company changed its primary approach to research and development relating to software. Rather than relying solely on developing software internally, the Company began a strategy of obtaining new technology through the acquisition of companies that had already developed the technology and proven its success in the marketplace. The Company does incur internal research and development expenses, but much smaller balances than had this strategy not been adopted. Research and development expense was approximately $2,147,000, $453,000, and $1,086,000 in fiscal 2005, fiscal 2004, and fiscal
2003, respectively. During fiscal 2005, additional costs were incurred subsequent to the various acquisitions to merge the technologies developed by the individual entities prior to the acquisitions. In fiscal 2005 and 2004, all research and development expense was incurred in the Enterprise Workforce Services segment.

INTELLECTUAL PROPERTY

      We rely upon a combination of copyright, trade secret and trademark laws and non-disclosure and other contractual arrangements to protect our proprietary rights. Many of the copyrights and trademarks we hold were obtained in connection with the acquisitions we made since 2002. Currently, we have eight registered trademarks in Canada and eight in the United States. With the acquisition of Kadiri, we now have four registered trademarks in the European Union and two in Mexico. Our trademarks include Workstream, E-Cruiter, E-Cruiter Enterprise, E-Cruiting, Careerbridge, 6FigureJobs.com, RezLogic, Kadiri, Kadiri TotalComp, and Decisis. In addition, we have two service marks for OMNIpartners and OMNIresearch. We also have copyrights on some of our training manuals and internally developed software programs.

      In 1999, we changed our name from "Careerbridge" to "E-Cruiter". In 2001, we changed our name to "Workstream". We have registered the Workstream trademark in the U.S. and Canada, and such registrations expire in May 2014 and in May 2019, respectively. The U.S. trademark renews ten years at a time and the Canadian trademark renews fifteen years at a time.

      The following registered trademarks, are registered and will expire as follows: E-Cruiter - December 2013, E-Cruiter Enterprise - December 2013, E-Cruiting - January 2014. These trademarks are renewable for fifteen years at a time. Our 6FigureJobs.com and RezLogic trademark registrations expire in September 2010 and March 2010, respectively, and are renewable for ten years at a time.

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

      In connection with our acquisition of Kadiri, we acquired one U.S. patent issued July 31, 2001 for Automated Process Guidance System and Method Using Knowledge Management System by Kadiri Inc. In addition, we have three pending patent applications: (1) a Canadian patent application for Method for Traversing a Flowchart by Kadiri Inc, (2) a European patent application for Method for Traversing a Flowchart by Kadiri Inc, and (3) a U.S. patent application for Automated Process Guidance System and Method by Kadiri Inc.

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

SALES AND MARKETING

      We market our services in both the United States and Canada. We utilize the internet, trade shows, seminars and newspapers to market our services. The Enterprise Workforce Services segment's sales cycle is approximately six to nine months depending on the size of the potential client. Career Networks sales cycle is relatively short and of higher volume. The Enterprise Workforce Services segment has a sales team of approximately 15 (internal and external) located throughout the United States with one individual in Canada. The Career Networks segment has a sales team of approximately 30 located in five locations throughout the United States. In addition, we have approximately ten marketing personnel located throughout the United States and Canada. Both Career Networks and Enterprise Workforce Services sales teams sell only within their segment.

COMPETITION

      The market for HCM services is highly fragmented and competitive with hundreds of companies offering products or services that compete with one or more of the services that we offer. Our Career Networks segment competes within the United States and Canada with internet recruitment services companies, outplacement services companies and human resource service providers. We compete for a portion of employer's recruiting budgets with many types of competitors such as offline recruiting firms, offline advertising, resume processing companies and web-based recruitment companies. While we do not believe that any of our competitors offer the full suite of services that we provide, there are a number of companies that have products or services that compete with one or more of the services we provide. For instance, companies that compete with our recruiting systems services include Taleo Corporation, BrassRing, Webhire and Kenexa. Companies such as Monster Worldwide, Execunet and Netshare have products or services that compete with our applicant sourcing and exchange services. We also compete with vendors of enterprise resource planning software, such as Oracle, SAP and Performaworks. In the area of outplacement services, we compete with companies such as McKenzie Scott and WSA Corp. Companies such as LifeCare, Next Jump and SparkFly compete with our employee portal. Oracle, SAP, Workscape and Authoria are our main competitors for our benefit product and Siebel, Kronos, Callidus, Softscape and Authoria compete with our compensation product line.

         We believe that the primary competitive factors affecting our market include product functionality, product performance, quality service support and implementation and the cost of delivery. We believe that our principal competitive advantages include:

      o     our complete suite of HCM applications;

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

EMPLOYEES

      As of May 31, 2005, we had 195 full-time employees, consisting of 55 in sales and marketing, 37 in research and development, 25 in professional services, 65 in maintaining daily operating functions, and 13 in finance/human resources. Our employees are not represented by a collective bargaining organization, and we have never experienced any work stoppage. We consider our relations with our employees to be good.

ITEM 2. PROPERTIES

      Our corporate headquarters and principal research and development, customer support, network operations and human resource administration are located in approximately 17,100 square feet of leased office space in Ottawa, Ontario, Canada. Our lease for this facility expires in September 2010.

      In addition, we lease approximately 20,700 square feet of office space in Maitland, Florida, which serves as the headquarters of our subsidiary, Paula Allen Holdings. In addition, our finance department resides in this space. Our lease for this premise expires in April 2009.

      We also assumed several other leases as part of the acquisitions which occurred over the last 15 months. We lease approximately 7,100 square feet of office space in Burlingame, California that was assumed as part of the Kadiri acquisition and expires in April 2006. We lease approximately 15,700 square feet of office space in White Plains, New York that was assumed as part of the ProAct acquisition and expires in September 2007. We lease approximately 9,400 square feet of office space in Fairfield, Iowa that was assumed as part of the HRSoft acquisition and expires in February 2008.

      We also lease space for sales offices in another four locations, primarily under one to three year leases, usually with renewal options. We believe that our facilities are adequate for our current needs.

ITEM 3. LEGAL PROCEEDINGS

      In November 2004, Profiles Worldwide, a division of Conren Investors Group, filed a lawsuit against 6FigureJobs.com alleging failure to perform and breach of contract and demands specific performance and damages in the amount of $825,000. The litigation is currently in the discovery phase and a trial date has been scheduled for February 2006. We believe that the lawsuit to be without merit and intend to contest it vigorously.

      In July 2005, a direct competitor filed a complaint against the Company in U.S. District Court in the District of Massachusetts. The plaintiff asserts that Workstream interfered with the contractual relationship between them and a former member of its executive management team. We are in the process of reviewing this complaint with legal counsel and are of the view that such possible effect cannot be reasonably estimated at this time.

      On or about August 10, 2005, a class action lawsuit was filed against us, our Chief Executive Officer and our former Chief Financial Officer in the United States District Court for the Southern District of New York. The action, brought on behalf of a purported class of purchasers of our common shares during the period from January 14, 2005 to and including April 14, 2005, alleges, among other things that we provided the market misleading guidance as to our anticipated revenues for the quarter ended February 28, 2005, and failed to correct this guidance on a timely basis. The action claims violations of Section 10(b) of the Securities and Exchange Act and Rule 10b-5 promulgated thereunder, as well as Section 20(a) of the Exchange Act, and seeks compensatory damages in an unspecified amount as well as the award of reasonable costs and expenses, including counsel and expert fees and costs. We are in the process of reviewing the complaint and, following consultation with our legal counsel, we will respond accordingly.

      We are currently involved in lawsuits with three ex-employees who joined the Company subsequent to two of our acquisitions and left shortly thereafter. These individuals claim that they are entitled to severance benefits under the terms of their employment agreements with the acquired entities. In total, these three individuals seek approximately $287,000 in severance.

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

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

MARKET PRICE OF COMMON SHARES

      Our common shares are listed on the NASDAQ Small Cap Market under the symbol "WSTM" and on the Boston Stock Exchange under the symbol "ERM." The principal United States market for our common shares is the NASDAQ Small Cap Market. The following table sets forth, for the periods indicated, the high and low sales prices of our common shares as reported on the NASDAQ Small Cap Market. As of August 9, 2005, there were approximately 265 holders of record of our common shares.

                   PRICE OF COMMON SHARES
Period                                                          High        Low
------                                                          ----        ---
June 1, 2003 - August 31, 2003                                 $2.17      $0.89
September 1, 2003 - November 30, 2003                          $1.95      $1.37
December 1, 2003 - February 29, 2004                           $2.68      $1.42
March 1, 2004 - May 31, 2004                                   $3.33      $2.22
June 1, 2004 - August 31, 2004                                 $3.09      $2.26
September 1, 2004 - November 30, 2004                          $3.44      $2.56
December 1, 2004 - February 29, 2005                           $4.75      $2.60
March 1, 2005 - May 31, 2005                                   $5.35      $1.68

DIVIDEND POLICY

      We have not paid any cash dividends on our common shares and do not anticipate paying cash dividends in the foreseeable future. We intend to retain future earnings for use in our business.

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

PURCHASES OF EQUITY SECURITIES

      We did not repurchase any common shares or other equity securities during fiscal 2005.

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

      We believe that we were not a PFIC for the fiscal years ending May 2005 and May 2004, and we believe that we will not be a PFIC for the fiscal year ending May 2006. The tests for determining PFIC status, however, are applied annually, and it is difficult to make accurate predictions of future income and assets, which are relevant to this determination. Accordingly, there can be no assurance that we will not become a PFIC. U.S. Holders who hold common shares during a period when we are a PFIC will be subject to the foregoing rules, even if we cease to be a PFIC, subject to certain exceptions for U.S. Holders who made a QEF election. U.S. Holders are strongly urged to consult their tax advisors about the PFIC rules, including the consequences to them of making a mark-to-market or QEF election with respect to common shares in the event that we qualify as a PFIC.

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

RECENT SALES OF UNREGISTERED SECURITIES

      In April 2005, 250,000 common shares valued at $1,172,500 were released from escrow to the former shareholders of Kadiri as certain revenue and cash generation targets were achieved. The issuance of the shares in the private placement was exempt from registration under Rule 506 of the Securities Act of 1933.

      In April 2005, 93,333 common shares were issued to a placement agent as commission relating to the December 2004 private placement. The issuance of the shares in the private placement was exempt from registration under Rule 506 of the Securities Act of 1933.

ITEM 6. SELECTED FINANCIAL DATA

      The data set forth below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Consolidated Financial Statements and Notes thereto included elsewhere in this Form 10-K.

                            FISCAL YEAR ENDED MAY 31,
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                           2005         2004         2003         2002         2001
                                         --------     --------     --------     --------     --------
Statement of Operations Data

Revenue, net                             $ 26,819     $ 17,167     $ 17,837     $ 14,752     $  1,992
Cost of revenues                            7,014        1,587        3,040        2,858        1,483
Selling and marketing                       7,211        4,362        6,058        6,649        2,416
General and administrative                 17,838        9,799        9,582        6,724          984
Research and development                    2,147          453        1,086          750        2,164
Amortization and depreciation               8,535        5,602        6,097        1,796          501
Impairment write-down of goodwill              --           --        2,133        2,810           --
                                         --------     --------     --------     --------     --------
Operating loss                            (15,926)      (4,636)     (10,159)      (6,835)      (5,556)
Other (expense) income, net                   (45)      (2,635)      (1,146)        (155)         452
                                         --------     --------     --------     --------     --------
Loss before income taxes                  (15,971)      (7,271)     (11,305)      (6,990)      (5,104)
Recovery of deferred income tax
                                              848        1,789        1,586           29           --
Current income tax (expense) recovery
                                              (36)         (55)          42           --           --
                                         --------     --------     --------     --------     --------
Net loss for the year                    $(15,159)    $ (5,537)    $ (9,677)    $ (6,961)    $ (5,104)
                                         ========     ========     ========     ========     ========

Basic and diluted net loss per share     $  (0.35)    $  (0.22)    $  (0.52)    $  (0.52)    $  (0.66)
                                         ========     ========     ========     ========     ========
Weighted average number of
    common stock outstanding               43,462       25,036       18,608       13,281        7,710
                                         ========     ========     ========     ========     ========
                              MAY 31,
                          (IN THOUSANDS)
                               2005        2004         2003         2002         2001
                             --------    --------     --------     --------     --------
Balance Sheet Data

Working capital (deficit)    $  6,720    $   (351)    $ (3,412)    $ (1,677)    $  3,200
Total assets                   75,657      48,882       30,618       23,276        5,389

Long term obligations             192       1,259        5,312        1,557          213
Total liabilities              12,718      11,143       11,594        8,519        1,347

Stockholders' equity           62,939      37,739       19,024       14,757        4,042

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

      We have two distinct operating segments, which are the Enterprise Workforce Services and Career Networks segments. The Enterprise Workforce Services segment primarily consists of HCM software and professional services. Specifically, our Enterprise Workforce Services segment offers a complete suite of HCM software solutions, which address recruitment, benefits, performance, compensation and rewards. The Career Networks segment consists of career transition services, recruitment research and applicant sourcing and exchange.

      Our business changed significantly beginning in fiscal 2002. During fiscal 2002, we completed the acquisitions of Paula Allen Holdings, OMNIpartners, 6FigureJobs.com, RezLogic, ResumeXpress and Tech Engine. During fiscal 2003, we completed the acquisitions of Icarian, PureCarbon and Xylo. During fiscal 2004, we completed the acquisitions of Perform, Peopleview and Kadiri. During fiscal 2005, we completed the acquisitions of Peoplebonus, Bravanta, HRSoft and ProAct. These acquisitions have enabled us to expand and enhance our HCM software, increase our service offerings and increase our revenue streams. Subsequent to the acquisitions, we have concentrated on integrating the acquired entities, expanding the reach of the existing business and identifying other potential acquisition targets. When we complete an acquisition, we combine the business of the acquired entity into the Company's existing operations. We expect that this will significantly reduce the administrative and other expenses associated with the business prior to the acquisition. The acquired business is not maintained as a standalone business operation. Therefore, we do not separately account for the acquired business, including its profitability. Rather, it is included in one of our two distinct business segments and is evaluated as part of the entire segment. Furthermore, we do not assess the impact of individual acquisitions on earning trends.

      To monitor our results of operations and financial condition, we review key financial information including net revenues, gross profit, earnings per share, and cash flow from operations. As acquired entities are integrated and our business evolves, we continue to seek methods to more efficiently monitor and manage our business performance. We review key operating metrics such as revenue per average number of employee, days of sales outstanding(1), liquidity ratio(2), and debt to equity ratio(3).

(1) Days of sales outstanding represents both the age, in terms of days, of a company's accounts receivable and the average time it takes to turn the receivables into cash. It is calculated by dividing accounts receivables by daily revenue. Daily revenue is calculated by dividing revenue for the year by the number of days in the year.

(2) Liquidity ratio represents the number of times that current assets can cover current liabilities, and it is calculated by dividing current assets by current liabilities.

(3) Debt to equity ratio represents the level of debt in relation to shareholders' equity measuring a company's financial leverage. The ratio is calculated by dividing total liabilities by shareholders' equity.

CRITICAL ACCOUNTING POLICIES

      Our most critical accounting policies relate to the assessment of goodwill impairment, the valuation of acquired intangible assets, the assessment of intangible asset impairment and the valuation of deferred tax assets and related allowances. Management makes estimates and assumptions that affect the value of assets and the reported amounts of revenues. Changes in assumptions used would impact our financial position and results.

      Goodwill is assessed for impairment on an annual basis or more frequently if circumstances warrant. We assess goodwill related to reporting units for impairment and write down the carrying amount of goodwill as required. We estimate the fair value of each business unit by preparing a discounted cash flow model, using a 15% discount rate. The model is prepared by projecting results for five years making different assumptions for each reporting unit. For the calculation done at the end of fiscal 2005, we estimated that individual reporting unit revenue growth rates would range from 2% to 25%, that gross profit would increase slightly, and that operating expenses would increase but would decrease as a percentage of revenues. An impairment charge is recorded if the implied fair value of goodwill of a reporting unit is less than the book value of goodwill for that unit. Changes in the discount rate used, or in other assumptions in the model, would result in wide fluctuations in the value of goodwill that is supported. Any such changes may result in additional impairment write-downs.

      We value acquired intangible assets, which includes acquired technologies, customer base and intellectual property, based on the estimated fair value of the assets at the time of the acquisition. The estimated fair value is primarily based on projected cash flows associated with the assets and the customer attrition rates. Different assumptions were used in estimating the intangible assets acquired in each business acquisition. If the future cash flows or the customer attrition rates differ significantly from our estimates, we may be required to record an impairment of intangible assets. Changes in circumstances impacting other assumptions used to value intangible assets could also lead to future impairments.

      We apply significant judgment in recording deferred tax assets, which primarily are the result of loss carry forwards of companies that we acquired and loss carry forwards internally generated. In addition, we make certain assumptions about if and when these deferred tax assets will be utilized. These determinations require estimates of future profits to be forecasted. Actual results may differ from amounts estimated.

FISCAL 2005 COMPARED TO FISCAL 2004

GENERAL

      Workstream made the following business acquisitions during fiscal 2005:
Peoplebonus on June 21, 2004; Bravanta on July 27, 2004; HRSoft on October 6, 2004; and ProAct on December 30, 2004. In addition, Workstream acquired Kadiri on May 28, 2004, which was three days prior to fiscal 2004 year end. Absorbing each of these entities' activities subsequent to the acquisition date was the primary reason for many of the variances discussed in the following paragraphs. For this reason, Kadiri, Peoplebonus, Bravanta, HRSoft and ProAct are referred to as the "acquired entities". The acquired entities are all included in the Enterprise Workforce Services segment.

REVENUES

      Consolidated revenues were $26,818,587 for fiscal 2005 compared to $17,166,880 for fiscal 2004, an increase of $9,651,707 or 56%. Revenues from acquired entities represented $11,802,803 for fiscal 2005. Revenues from all other companies ("existing companies") was $15,015,784 for fiscal 2005 compared to $17,166,880 for fiscal 2004, a decrease of $2,151,096 or 13%. This decrease was primarily due to a decrease in career transition services revenue of $1,650,209. During fiscal 2005, we changed our strategy with regards to career transition services whereby we significantly decreased our salesforce and focused on higher revenue customers. This resulted in a decrease in revenues but an increase in revenue per customer.

      Enterprise Workforce Solutions revenues for fiscal 2005 were $17,886,559 compared to $7,181,564 for fiscal 2004, an increase of $10,704,995 or 149%. $11,802,803 of revenues for fiscal 2005 were contributed by the acquired entities. These increases were partially offset by a decrease in revenues from our technologies which are older, more mature products and the customer base has been reduced. During fiscal 2005, Enterprise Workforce Solutions revenue consisted of software revenue of $10,686,643, professional services revenue of $1,753,764 and awards and ticket revenue of $5,446,152.

      Career Networks revenues for fiscal 2005 were $8,932,028 compared to $9,985,316 for fiscal 2004, a decrease of $1,053,288 or 11%. This decrease was due to a decrease in career transition services revenue of $1,650,209 as discussed previously, which was partially offset by an increase in applicant sourcing and exchange services revenue of $504,456. Applicant sourcing and exchange services revenue increased due to a strong executive job market, particularly in financial positions.

      During fiscal 2005, the total revenue per average number of employees increased to $136,135 compared to $93,298 for fiscal 2004. We believe that the increase is primarily due to the acquisitions within the Enterprise Workforce Services segment which generate higher revenue per employee rates.

      Our Enterprise Workforce Services revenue per average number of clients increased primarily due to the higher revenue generating clients associated with some of the acquired companies, specifically Kadiri, Bravanta and ProAct.

      Within Career Networks, the monthly average number of job postings in our applicant sourcing and exchange business remained fairly constant between fiscal 2005 and fiscal 2004 with an increase of less than 1%. During fiscal 2005, management shifted its focus to clients that provide higher revenue per posting. The monthly average number of clients in our career transition services business decreased 35% during fiscal 2005 compared to fiscal 2004. This decrease is consistent with the decrease in career transition services revenue for fiscal 2005 due to the closure of several offices in an effort to consolidate the workforce into fewer locations and focus on higher earnings with this smaller workforce. Our revenue per career transition services client increased 13% during fiscal 2005 compared to fiscal 2004.

COST OF REVENUES

      Cost of revenues for fiscal 2005 was $7,013,980 compared to $1,586,989 for fiscal 2004, an increase of $5,426,991 or 342%. Gross profits were $19,804,607 for fiscal 2005 or 74% of revenues compared to $15,579,891 or 91% of revenues for fiscal 2004. Costs of revenues of the acquired entities was $5,860,618 during fiscal 2005. The decrease in gross profit as a percent of revenues is due to the lower gross profit margins generated by the acquired companies. The gross profit margins of these companies is lower because the software products require more implementation and customization services, which traditionally had lower margins. In addition, the awards revenue generated subsequent to the Bravanta acquisition had lower margins. Finally, several of the acquired companies entered into fixed fee contracts prior to the acquisition, and the costs associated with these contracts were higher than anticipated.

      Enterprise Workforce Services cost of revenues accounted for $6,074,570 of the total cost of revenues for fiscal 2005 and $403,760 for fiscal 2004, an increase of $5,670,810. Cost of revenues in the Enterprise Workforce Services segment during fiscal 2005 increased $5,860,618 as a result of costs incurred in connection with the acquired entities. Enterprise Workforce Services gross profit was $11,811,989 or 66% of Enterprise Workforce Services revenues for fiscal 2005 compared to $6,777,804 or 94% of Enterprise Workforce Services revenue for fiscal 2004. The decrease in the Enterprise Workforce Services gross profit as a percent of revenues directly corresponds to the increase in professional services revenue and awards revenue as discussed previously.

      Career Networks cost of revenues accounted for $939,410 of the total cost of revenues for fiscal 2005 and $1,183,229 for fiscal 2004, a decrease of $243,819 or 21%. Career Networks gross profit was $7,992,618 or 90% of revenues for fiscal 2005 compared to $8,802,087 or 88% of revenue for fiscal 2004. The gross profit margin increased slightly due to general efficiencies gained relating to career transition services.

SELLING AND MARKETING EXPENSE

      Selling and marketing expenses were $7,210,996 for fiscal 2005 compared to $4,362,292 for fiscal 2004, an increase of $2,848,704 or 65%. This increase is primarily attributable to selling and marketing expenses of $2,277,236 incurred by the acquired companies during fiscal 2005. Selling and marketing expenses for existing companies was $4,933,760 in fiscal 2005 compared to $4,362,292 for fiscal 2004, an increase of $571,468 or 13%. The increase in sales and marketing expense is primarily due to an increase of $2,179,153 in employee costs. The employee costs in the salesforce and marketing department in the Enterprise Workforce Services segment increased by approximately $2.6 million as a result of the various acquisitions. This increase is partially offset by a decrease in the salesforce in the Career Networks segment as we refocused efforts on increasing revenue per salesperson as opposed to gross revenue. Selling and marketing expenses also increased in the Enterprise Workforce Services segment due to our hosting of a user conference and attending more industry conferences during fiscal 2005.

GENERAL AND ADMINISTRATIVE EXPENSE

      General and administrative expenses were $17,837,777 for fiscal 2005 compared to $9,798,440 for fiscal 2004, an increase of $8,039,337 or 82%. The acquired companies accounted for $8,741,418 of general and administrative expenses during fiscal 2005. General and administrative expenses for existing companies accounted for $9,096,359 during fiscal 2005 compared to $9,798,440 during fiscal 2004, a decrease of $702,081 or 7%. The decrease in general and administrative expense for existing companies is primarily due to less expense being allocated to these entities as certain allocations are based on revenue, which was spread over several additional entities in fiscal 2005. The increase in general and administrative expense is due to the following: employee costs increased $4,244,140; travel and entertainment increased $567,774; professional fees increased $1,084,641 and bad debt expense increased $526,392. The employee costs increased during fiscal 2005 primarily due to the additional employees being added from the various acquisitions. Typically, employee costs will increase for a period of time after an acquisition until the appropriate downsizing occurs. The majority of the downsizing benefit is anticipated to occur with the employee costs included in general and administrative expenses. Travel expense increased in fiscal 2005 primarily due to travel required before and after the acquisitions. Professional fees increased primarily due to the legal fees, including those associated with a dispute with the former shareholders of 6FigureJobs.com, and due to the increased audit costs associated with Sarbanes-Oxley. Bad debt expense increased due to the decrease in the aging of certain accounts receivable, primarily relating to projects started by an acquired entity prior to the acquisition.

RESEARCH AND DEVELOPMENT EXPENSE

      Research and development costs were $2,147,251 for fiscal 2005 compared to $453,247 for fiscal 2004, an increase of $1,694,004 or 374%. $1,826,041 of the research and development costs incurred in fiscal 2005 was attributable to the acquired companies. Research and development costs for existing companies during fiscal 2005 was $321,210 compared to $453,247 for fiscal 2004, a decrease of $132,037 or 29%. The increase in research and development expense is primarily due to an increase of $1,077,017 in employee costs and an increase of $395,540 in professional fees. During fiscal 2005 subsequent to the acquisitions, we incurred costs necessary to continue updating the acquired softwares and to standardize the various software applications now owned by the Company. In the second half of fiscal 2005, we began outsourcing some of this work to overseas vendors, which resulted in the increase in professional fees.

DEPRECIATION AND AMORTIZATION EXPENSE

      Depreciation and amortization expense was $8,534,715 for fiscal 2005 compared to $5,601,910 for fiscal 2004, an increase of $2,932,805 or 52%. The acquired companies incurred $3,679,856 of depreciation and amortization expense in fiscal 2005. Amortization and depreciation expense for existing companies during fiscal 2005 was $4,854,859 compared to $5,601,910 during fiscal 2004, a decrease of $747,051 or 13%. The decrease in the existing companies' expense was due to certain capital and intangible assets becoming fully depreciated and amortized. Amortization and depreciation expense for the Enterprise Workforce Services segment was $8,126,808 for fiscal 2005 compared to $4,451,332 for fiscal 2004, an increase $3,675,476 or 83%. All of the companies acquired in fiscal 2004 and 2005 are included in the Enterprise Workforce Services. Each acquisition resulted in acquired intangible assets, which are being amortized over three to five years. The increase in the fiscal 2005 amortization and depreciation expense is due to the increase in amortizable intangible assets. In fiscal 2005, the Career Networks segment amortization and depreciation expense was $407,907 compared to $1,150,578 in fiscal 2004, a decrease of $742,671 or 65%. The decrease is due to the intangible assets with a three-year life (customer base and acquired technology) included in the Career Networks segment becoming fully amortized during fiscal 2005.

INTEREST INCOME AND OTHER INCOME

      Interest and other income was $189,851 for fiscal 2005 compared to $11,959 for fiscal 2004, an increase of $177,892. The increase in interest and other income during fiscal 2005 was due to higher interest-earning cash, short-term investment and restricted cash balances compared to fiscal 2004. The increase in the interest-earning deposits is primarily due to the funds raised during the equity financing in fiscal 2005.

INTEREST AND OTHER EXPENSE

      Interest and other expense was $234,451 for fiscal 2005 compared to $2,647,265 for fiscal 2004, a decrease of $2,412,814. The decrease in interest and other expense was due to the cessation of the amortization of the discount related to 8% senior subordinated convertible notes that were paid in full in fiscal 2004.

GOODWILL

      Goodwill was $42,283,442 at May 31, 2005 compared to $28,598,706 at May 31, 2004, an increase of $13,687,736 or 48%. $7,332,488 of the increase relates to the Bravanta acquisition completed during first quarter 2005, and $3,284,531 of the increase relates to the ProAct acquisition completed during third quarter 2005. $2,532,111 of the increase represents additional consideration issued to the former shareholders of Kadiri after certain revenue and cash generation targets were achieved by the acquired entity. $234,305 of the increase represents the additional consideration issued to the former shareholders of 6FigureJobs.com. This additional consideration was determined by an arbitrator who resolved a dispute between the Company and the former shareholders of 6FigureJobs.com. The amount represents 20% of the fair market value of the shares held in escrow since the acquisition as potential contingent consideration. The remaining $301,301 increase in goodwill represents various purchase price adjustments made within one year of the acquisition date.

FISCAL 2004 COMPARED TO FISCAL 2003

GENERAL

      Workstream made the following business acquisitions during fiscal 2004:
Perform on September 11, 2003; Peopleview on March 17, 2004; and Kadiri on May 28, 2004. Absorbing each of these entities' activities subsequent to the acquisition date was a contributing reason for several of the variances discussed in the following paragraphs. For this reason, Perform, Peopleview and Kadiri are referred to as the "acquired entities". The acquired entities are all included in the Enterprise Workforce Services segment.

REVENUES

      Consolidated revenues were $17,166,880 for fiscal 2004 compared to $17,836,990 for fiscal 2003, a decrease of $670,110 or 4%. Fiscal 2004 revenues from companies we acquired during fiscal 2004 represented $714,795 for the year ended May 31, 2004. Revenues other than from companies we acquired in fiscal 2004 declined 8% to $16,452,085 from $17,836,990 in fiscal 2003 mainly due to a decrease in Career Network revenues ($951,416 lower) caused by our closure of seven office locations in fiscal 2004 and the timing of our closure of four office locations in fiscal 2003, as well as lower sales as a result of a change in marketing strategy initiated during the last six months of fiscal 2003.

      Career Networks revenues for fiscal 2004 were $9,985,316 compared to $10,936,732 for fiscal 2003, a decrease of $951,416 or 9%. The major reason for the decline in Career Networks revenues was due to our closure of seven office locations during fiscal 2004 and the timing of the closure of four office locations during fiscal 2003, as well as lower sales as a result of a change in marketing strategy.

      Enterprise Workforce Services revenues for fiscal 2004 were $7,181,564 compared to $6,900,258 for fiscal 2003, an increase of $281,306 or 4%. $714,795 of revenues for fiscal 2004 was contributed by the acquisitions made in fiscal 2004. This increase as a result of acquisitions was partially offset by a decline in sales due to the transition of Icarian clients from our Icarian software to our E-cruiter software, which is less expensive for the client but results in a greater profit as a percentage of sales for Workstream.

COST OF REVENUES

      Cost of revenues for fiscal 2004 were $1,586,989 compared to $3,040,132 for fiscal 2003, a decrease of $1,453,143 or 48%. Gross profits were $15,579,891 or 91% of revenues compared to $14,796,858 or 83% of revenues for fiscal 2003. The improvement in gross profit as a percent of revenues is due to efforts to eliminate redundant operations and costs and to pursue more profitable business by shifting to more profitable products and changing marketing strategies resulting in sales with higher gross margins.

      Career Networks cost of revenues accounted for $1,183,229 of the total cost of revenues for fiscal 2004 and $1,890,731 for fiscal 2003, a decrease of $707,502 or 37%. Career Networks gross profit was $8,802,087 or 88% of revenues for fiscal 2004 compared to $9,046,001 or 83% of revenues for fiscal 2003. Cost of revenues for the Career Networks segment decreased primarily as a result of reduction of staffing in an effort to improve productivity through automation.

      Enterprise Workforce Services cost of revenues accounted for $403,760 of the total cost of revenue for fiscal 2004 and $1,149,401 for fiscal 2003, a decrease of $745,641 or 65%. Enterprise Workforce Services gross profit was $6,777,804 or 94% of revenues for fiscal 2004 compared to $5,750,857 or 83% of revenues for fiscal 2003. Cost of revenues in the Enterprise Workforce Services segment decreased primarily as a result of the elimination of redundant operations.

SELLING AND MARKETING

      Selling and marketing expenses were $4,362,292 for fiscal 2004 compared to $6,057,788 for fiscal 2003, a decline of $1,695,496 or 28%. This decrease is due to a decrease in advertising expenses of $805,512 primarily due to shifting of advertising from newspapers and print media to the internet in the Career Networks segment. In addition, there was a decrease in sales and marketing employee costs of $850,494 due to the consolidation of operations resulting in the hiring of fewer sales and marketing personnel as well as the transitioning of sales and marketing positions to our headquarters in Ottawa, Canada where we have replaced positions at lower salaries. Finally, travel and entertainment decreased $169,015.

GENERAL AND ADMINISTRATIVE

      General and administrative expenses were $9,798,440 for fiscal 2004 compared to $9,581,554 for fiscal 2003, an increase of $216,886 or 2%. The acquisitions made in fiscal 2004 contributed $131,129 of this increase mainly for employee costs, rent and communication expense. General and administrative expenses for existing operations increased $85,757 due principally to an increase of $1,053,288 in employee costs due to an increase in personnel at our headquarters in Ottawa, Canada, in corporate support functions, a $591,172 increase in professional fees as a result of agreements entered this year for consulting services, and an increase of $107,510 in travel and entertainment. These increases were partially offset by a decrease in expenses due to the consolidation of operations in areas such as rent expense (a decrease of $686,775), communication expense (a decrease of $185,699), computing expense (a decrease of $185,736). In addition, expenses decreased due to a reduction of $237,525, net of recoveries, as a result of better collection efforts, as well as due to credits related to the recovery and settlement of claims with vendors that arose prior to the Icarian acquisition ($131,966), and the reversal of pre-acquisition accounts payable balances of Icarian determined not to be outstanding ($202,877).

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

AMORTIZATION AND DEPRECIATION EXPENSE

      Amortization and depreciation expense was $5,601,910 for fiscal 2004 compared to $6,097,141 for fiscal 2003, a decrease of $495,231 or 8%. The decrease is due to a decrease of $1,096,934 in depreciation expense due to lower computer equipment and leasehold improvement expense as a result of the disposal of certain assets in connection with the termination of a lease of real property formerly leased to Icarian and other assets becoming fully amortized. The decrease in depreciation is partially offset by an increase of $601,704 in amortization of intangibles as a result of the timing of the acquisitions completed in fiscal 2004 and fiscal 2003. During fiscal 2004, through the acquisitions of Perform, Peopleview and Kadiri we acquired capital assets of $624,838 and intangible assets of $5,105,311. The amortization of these acquired assets is based on the estimated useful lives of the assets as described in the notes accompanying our consolidated financial statements.

INTEREST INCOME AND OTHER INCOME

      Interest and other income was $11,959 for fiscal 2004 compared to $47,245 for fiscal 2003, a decrease of $35,286 or 75%. The decline was due to lower average short-term investment and restricted cash balances throughout fiscal 2004.

INTEREST EXPENSE AND OTHER EXPENSE

      Interest and other expense was $2,647,265 for fiscal 2004 compared to $1,193,045 for fiscal 2003, an increase of $1,454,220 or 122%. The primary reason for the increase in interest and other expense was due to a non-recurring increase of $1,733,455 incurred as a result of the non-cash charge for amortization of the discount related to the conversion of $2,700,000 of our 8% senior subordinated convertible notes and the accretion of the notes to their full face value during fiscal 2004. This increase was partially offset by a decrease of $279,235 in interest expense due to the timing of the conversion of the 8% senior subordinated convertible notes and the payment of a certain shareholder note.

LIQUIDITY AND CAPITAL RESOURCES

      At May 31, 2005, we maintained $15,187,301, in cash and cash equivalents, restricted cash and short-term investments and working capital of $6,719,502. The receipt of approximately $25 million from the issuance of stock during fiscal 2005 provided capital used in the acquisitions and, in part, to subsidize the current operating deficit. During fiscal 2005, we acquired Bravanta, Peoplebonus, HRSoft and ProAct. In conjunction with these acquisitions, we made total cash payments of approximately $8.8 million and incurred costs associated with these acquisitions of $468,000. In addition, cash used in operations was $8,940,058.

      At May 31, 2005, $3,063,368 of short-term investments was restricted from use as they collateralize various borrowing and lease arrangements. Deposits totaling $2,855,614 were restricted as security for an outstanding term loan, a line of credit and three letters of guarantee provided to landlords for facility leases. As the outstanding term loan and line of credit balances change, the restricted cash balance guaranteeing them will change accordingly. In addition, when we make lease payments, the restricted cash guaranteeing the leases will periodically decrease according to the terms of the lease agreements. The remaining $207,754 of restricted cash represents reserve deposits on our merchant accounts relating to our customers' credit card activity. These deposits serve as guarantees to the merchant banks for chargebacks that may be issued to our clients that request a cancellation of our services and that previously paid for our services with a credit card.

      For fiscal 2005, cash used in operations totaled $8,940,058, consisting primarily of the net loss for the year of $15,158,975, cash used for working capital of $2,269,182, and the non-cash recovery of deferred income taxes of $847,920 offset by non-cash expenses such as amortization and depreciation of $8,494,615 and provision for bad debts of $577,362.

      Net cash used for investing activities during fiscal 2005 was $9,207,543. Investing outflows consisted mainly of cash paid for business acquisitions of $8,838,592 and $339,499 in capital expenditures.

      Net cash provided by financing activities was $25,609,638 for fiscal 2005. In July 2004, we received $9,999,988 in exchange for 4,444,439 shares of our common stock sold in a private placement. In December 2004, we received $14,994,001 in exchange for 4,996,667 shares of our common stock and 2,498,333 warrants to purchase our common stock at $3.50 per share. In addition, we received $1,433,313 in cash from institutional investors as a result of their exercising of warrants to purchase our common stock and $950,390 in cash as a result of the exercising of stock options. The net activity of our line of credit was $186,289. Financing outflows consisted primarily of the repayments of long-term obligations of $1,050,292 and costs related to the registration and issuance of the common stock of $904,051.

      We have had operating losses since our inception. During fiscal 2005, we continued to have operating losses as a result of non-cash charges such as amortization and depreciation, and an increase in operating expenses subsequent to our acquisitions. However, management believes that our operations will generate operating cash flow in the future as a result of increased revenue from the sales of the now complete suite of HCM software applications, a rationalizing of operating expenses after the elimination of redundant costs in the businesses we have acquired, and a general increase in efficiencies.

      We believe that our financial strength was improved during the fiscal 2005 as a result of the funds we raised through the sale of $25 million of our common shares. We believe that our liquidity ratio, which improved from 1.0 as of May 31, 2004 to 1.5 as of May 31, 2005, and our debt to equity ratio, which decreased from .30 as of May 31, 2004 to .20 as of May 31, 2005, reflect our increased financial strength.

      Management believes that the anticipated improvement in operating cash flows together with our current cash reserves will be sufficient to meet our working capital and capital expenditure requirements through at least May 31, 2006.

CONTRACTUAL OBLIGATIONS

      At May 31, 2005 maturities of debt outstanding, capital leases, operating leases and contractual obligations are as follows:

                                                Year Ended May 31,
                       2006          2007          2008          2009          2010         Total
                    ----------    ----------    ----------    ----------    ----------    ----------
Debt                $1,738,966    $  102,518    $   51,810    $   37,930            $-    $1,931,224
Capital leases          24,011            --            --            --            --        24,011
Operating leases     1,151,095     1,080,551       852,527       582,051       317,599     3,983,823
                    ----------    ----------    ----------    ----------    ----------    ----------
Total               $2,914,072    $1,183,069    $  904,337    $  619,981    $  317,599    $5,939,058
                    ==========    ==========    ==========    ==========    ==========    ==========

ACQUISITIONS

      As part of our overall strategy, we have pursued growth through the acquisition of other companies offering services similar or complementary to ours. Through the acquisition of those companies we have expanded our service offerings enabling us to grow our revenue and to position ourselves for future profitability by consolidating operations and improving efficiencies.

      On May 28, 2004, we acquired via merger 100% of the outstanding shares of Kadiri Inc., a California based company. As consideration for the sale, we issued to the shareholders of Kadiri 4,450,000 common shares valued at $12,415,500. During fiscal 2005, an additional 1,042,891 shares valued at $2,532,111 were issued as additional contingent consideration after certain revenue and cash generation targets of the acquired entity were achieved. Kadiri is a provider of Enterprise Compensation Management solutions which enable companies to plan and manage compensation, performance evaluation and monitor the granting of rewards. We recorded approximately $3.6 million in intangible assets and $14 million in goodwill as part of the acquisition.

      On June 21, 2004, we acquired certain assets of Peoplebonus.com LLC, a Delaware limited liability company. As consideration for the sale, the Company issued to the shareholders of Peoplebonus 180,506 common shares (72,202 common shares valued at $200,000 and 108,304 common shares held in escrow), made a cash payment of $25,000, which is held in escrow, and assumed a promissory note for $100,000. In addition, the Company made a cash payment of $105,000 to Peoplebonus. Peoplebonus' products and services are designed to streamline the way a company processes and handles resumes. Peoplebonus' artificial intelligence data mining software can search for key words and phrases from within a resume and score the resume based on learned search criteria. We recorded approximately $427,000 in intangible assets as part of the acquisition.

      On July 27, 2004, we acquired 100% of the outstanding shares of Bravanta, Inc., a Delaware corporation. As consideration for the sale, the Company issued to the shareholders of Bravanta 2,427,125 common shares. In January 2005, 244,939 additional common shares were issued to the former management of Bravanta upon receipt by the Company of completed and satisfactory accredited investor questionnaires and other related documentation. The total aggregate value of the shares was $7,107,693. In addition, the Company made cash payments of $2,051,120 to meet certain of Bravanta's obligations prior to the finalization of the purchase agreement. Bravanta is a provider of enterprise incentive and recognition programs. We recorded approximately $2.2 million in intangible assets and $7.3 million in goodwill as part of the acquisition.

      On October 6, 2004, we acquired certain assets of HRSoft, LLC, a Delaware limited liability company. As consideration for the sale, the Company assumed $766,913 in bank debts and vendor obligations. In addition, the Company made cash payments of $100,000 to meet certain of HRSoft's obligations prior to the finalization of the asset purchase agreement. We also agreed to reimburse the owners of HRSoft for the estimated individual tax liabilities arising from the transaction. This amount totaled $110,000. Finally, the Company issued a promissory note for $325,000 to the owners of HRSoft, under which the portion to be repaid to the Company is contingent on future revenue levels. HRSoft develops and markets strategic talent management software solutions for succession planning and leadership development, performance management, competency management, career and development planning, organizational charting, modeling and hierarchy management. We recorded approximately $1.8 million in intangible assets as part of the acquisition.

      On December 30, 2004, we acquired certain assets of ProAct Technologies Corporation, a Delaware corporation. As consideration for the sale, we made a cash payment of $5,500,000 and issued a promissory note for $1,530,000, which accrued interest at an annual rate of 6% with principal and interest due on June 1, 2005. In addition, the Company issued to the shareholders of ProAct 913,551 common shares valued at $2,700,000, of which 253,764 shares are being held in escrow as the exclusive source against which the Company can assert potential indemnification claims. The actual number of common shares issued at closing was determined based on the average of the closing price of the Company's common shares for the 20 business days prior to the closing date. Under accounting principles generally accepted in the United States, the common shares were valued at $2,822,873. ProAct is a provider of software and hosted web-based tools for employee benefits management. We recorded approximately $6.8 million in intangible assets and $3.3 million in goodwill as part of the acquisition.

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

      Since our inception, we have incurred losses which have been substantial in relation to our operations. As of May 31, 2005, we had an accumulated deficit of $52,658,318. We reported a net loss of $15,158,975 for the year ended May 31, 2005 ("fiscal 2005") and a net loss of $5,536,899 for the year ended May 31, 2004 ("fiscal 2004"). Revenues for fiscal 2005 and 2004 were $26,818,587 and $17,166,880, respectively. Our ability to reduce our losses will be adversely affected if we continue to acquire companies reporting losses, if revenue grows slower than we anticipate or if operating expenses exceed our expectations. Even if we do achieve profitability, we may not sustain or increase profitability on a quarterly or annual basis. Failure to achieve or maintain profitability would materially adversely affect the market price of our common shares. We expect our operating expenses to continue to grow as we expand our operations.

We may encounter difficulties with acquisitions, which could harm our business.

      During fiscal 2005, fiscal 2004 and fiscal 2003, we made several acquisitions of other companies and businesses, as part of our efforts to expand our operations, and we may continue to make acquisitions of complementary companies, products and businesses. The risks we may encounter in acquisitions include:

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

      In the past, we have acquired financially distressed businesses which had lost customers prior to our acquisition due in part to their financial instability. While we are generally successful in retaining the remaining customers of these businesses after we acquire them, we may be unable to recover customers already lost by these financially distressed businesses. We have also frequently used our common shares to pay the purchase price for acquisitions. Our common shares may not remain at a price at which they can be used for acquisitions without further diluting our existing shareholders, and potential acquisition candidates may not view our stock attractively. We may not be successful in overcoming these risks or any other problems encountered in connection with any acquisitions. These difficulties may increase our expenses, and our ability to achieve profitability may be adversely affected.

Michael Mullarkey, our Chairman, Chief Executive Officer and President, may have interests that are different than other shareholders and may influence certain actions.

      As of May 31, 2005, Michael Mullarkey, our Chairman, Chief Executive Officer and President, beneficially owned approximately 8% of our outstanding common shares. Mr. Mullarkey's interests as a major shareholder may conflict with his fiduciary duties as an officer and director. Mr. Mullarkey's interests may influence how Mr. Mullarkey votes on certain matters that require shareholder approval. Mr. Mullarkey may influence the outcome of various actions that require shareholder approval including the election of our directors, delaying or preventing a transaction in which shareholders might receive a premium over the prevailing market price for their shares and preventing changes in control or management.

The current economic downturn and future economic downturns may adversely affect the demand for our services.

      Historically, the general level of economic activity has significantly affected the demand for employment and recruitment services. We believe that we are currently experiencing the effects of the current economic downturn and, as a result, the demand for our employment and recruitment services has decreased. If the general level of economic activity continues to slow, our clients may not require additional personnel and may delay or cancel plans that involve recruiting new personnel using our services and technology. Consequently, the time from initial contact with a potential client to the time of sale could increase and the demand for our services could decline, resulting in a loss of revenue harming our business, operating results and financial condition. In addition, it is expected that in times of economic growth, demand for our outplacement business may decline.

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

      In addition, many employers are developing or may develop their own software to satisfy their recruitment needs. We also compete with traditional offline and web-based outplacement service companies and human resource, or HR, service providers. While we do not believe that any of our competitors offer the full suite of services that we provide, there are a number of companies that have products or services that compete with one or more of the services we provide. For instance, companies that compete with our Recruitment Systems services include Taleo Corporation (formerly RecruitSoft), Webhire and Kenexa. Companies such as Monster Worldwide, Execunet and Netshare have products or services that compete with our applicant sourcing and exchange services. We also compete with vendors of enterprise resource planning software, such as PeopleSoft, Oracle, SAP and Performaworks. In the area of career transition services, we compete with companies such as McKenzie Scott and WSA Corp. Finally, companies such as LifeCare, Next Jump and SparkFly compete with our employee portal services.

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

      Our Enterprise Workforce Services clients generally enter into subscription agreements covering various periods, typically for one year or less. We have no assurance that these clients will maintain a long-term relationship with us. If these clients fail to renew their subscriptions with us, our business, revenues, operating results and financial condition will be adversely affected. Since we have only been offering our services for a limited period of time, we do not know what rate of client attrition to expect. To the extent we experience significant client attrition, we must attract additional clients to maintain revenue.

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

      Beginning in 2002, we completed several acquisitions of businesses in the United States and began marketing our services outside of Canada. We expect to continue to expand our U.S. and Canadian operations through acquisitions and to spend significant financial and managerial resources to do so. We have limited experience in international operations and may not be able to compete successfully in international markets. Our international operations are subject to certain risks, including:

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

      Our future capital requirements depend on a number of factors, including our ability to generate positive cash flow, cash required by future acquisitions, anticipated capital expenditures, the development of new services or technologies and our projected operations. We believe that we have sufficient credit facilities, cash flow from operations and cash reserves, which, together with further cost reductions, will permit us to meet our working capital requirements and capital expenditure requirements through at least May 31, 2006. However, it is possible that we may need to raise additional funds sooner than expected in order to fund expansion, develop new, and enhance existing, services or acquire complementary businesses or technologies or if our revenues are less or our expenses are greater than we expect. Our ability to obtain financing depends on a number of factors, including our ability to generate positive cash flow from operations, the amount of our cash reserves, the amount and terms of our existing debt arrangements, the availability of sufficient collateral and the prospects of our business. If financing is not available when required or is not available on acceptable terms, we may not be able to:

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

      In the past we have issued and, in the future we may issue equity to raise additional funds. In July 2004, we issued 4,444,439 common shares at $2.25 per common share for a total of $9,999,988. In December 2004, we issued 4,996,667 common shares at $3.00 per share and warrants to purchase 2,498,333 common shares at $3.50 per share resulting in aggregate proceeds of $14,994,001.If we issue additional securities, our existing shareholders may be further diluted and holders of those new securities may have dividend, liquidation, voting and other rights senior to those of the holders of our common shares.

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

      We believe that we were not a passive foreign investment company for U.S. federal income tax purposes for fiscal years 2003, 2004 and 2005. Generally, we may be characterized as a passive foreign investment company for U.S. federal income tax purposes if for any taxable year 75% of our gross income is passive income, or at least 50% of our assets are held for the production of, or produce, passive income. This characterization could result in adverse U.S. tax consequences to our shareholders. These consequences may include having gains realized on the sale of our common shares treated as ordinary income, rather than capital gain income, and having potentially punitive interest charges apply to the proceeds of share sales. U.S. shareholders should consult with their own U.S. tax advisors with respect to the U.S. tax consequences of investing in our common shares.

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

      The Canadian Federal Government enacted privacy legislation which requires us to appoint an individual responsible for the administration of personal information, to implement policies and practices to protect personal information, to provide access to information and to deal with complaints. We must obtain individual consents for each collection, use or retention of personal information. We implemented procedures to comply with this new privacy legislation. The privacy legislation increases our cost of doing business due to the administrative burden of these laws, restricts our activities in light of the consent requirement and potentially subjects us to monetary liability for breach of these laws.

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

      Our common stock currently trades on the NASDAQ Small Cap Market and the Boston Stock Exchange. Under the NASDAQ requirements, a stock can be delisted and not allowed to trade on the NASDAQ if the closing bid price of the stock over a 30 consecutive trading-day period is less than $1.00. The Boston Stock Exchange, however, does not maintain a similar minimum price requirement. During the fourth quarter of fiscal 2003, our common stock failed to meet the NASDAQ minimum bid price requirement because the closing bid price for 30 consecutive trading days was below $1.00. In July 2003, NASDAQ gave us notice that we regained compliance with the minimum bid price rule because the closing bid price of our common shares had been $1.00 or more for at least 10 consecutive trading days. No assurance can be given that the closing bid price of our common shares will continue to satisfy the NASDAQ minimum bid price requirements and thus continue to trade on the NASDAQ Small Cap Market. Although our common shares may remain listed on the Boston Stock Exchange, if our common shares are delisted from the NASDAQ Small Cap Market, there may be a limited market for our shares, trading our stock may become more difficult and our share price could decrease even further. If our common shares are not listed on a national securities exchange or NASDAQ, potential investors may be prohibited from or be less likely to purchase our common shares, limiting the trading market for our stock even further.

We may become subject to the SEC's penny stock rules, which may decrease the liquidity of our common shares and negatively impact the ability of purchasers of our common shares to sell our common shares in the secondary market.

SEC regulations generally define a penny stock as an equity security that has a market price of less than $5.00 per share, subject to certain exceptions. We are not currently subject to the penny stock rules because our common shares qualify for two separate exceptions to the SEC's penny stock rules. The first exception from the penny stock rules for which we qualify is an exception for companies that have an equity security that is quoted on the NASDAQ Stock Market. Since our common shares are traded on the NASDAQ Small Cap Market, we are not subject to the penny stock rules. The second exception from the penny stock rules for which we qualify is an exception for companies that have an average revenue of at least $6,000,000 for the last three years. Our revenue for fiscal 2005, fiscal 2004, and fiscal 2003 was $26,818,587, $17,166,880, and $17,836,990, respectively, resulting in an average revenue of $20,607,486. If our common shares are delisted or removed from the NASDAQ Small Cap Market and if we fail to meet the average revenue exception to the penny stock rules, our common shares may become subject to the penny stock rules, which impose additional sales practice requirements on broker-dealers who sell our common shares. For transactions covered by these rules, the broker-dealer must make a special suitability determination for the purchaser of such securities and have received the purchaser's written agreement to the transaction prior to purchase. In addition, unless an exception is available, the regulations require the delivery, prior to any transaction involving a penny stock, of a disclosure schedule explaining the penny stock market and the risks associated with it. If our common shares were considered penny stock, the ability of broker-dealers to sell our common shares and the ability of our shareholders to sell their securities in the secondary market would be limited. As a result, the market liquidity for our common shares would be severely and adversely affected. We cannot assure you that trading in our securities will not be subject to these or other regulations in the future which would negatively affect the market for our common shares.

The price of our common shares historically has been volatile, which may make it more difficult for you to resell our common shares when you want at prices you find attractive.

      The market price of our common shares has been highly volatile in the past, and may continue to be volatile in the future. For example, since June 1, 2002, the closing sale price of our common shares on the NASDAQ Small Cap Market has fluctuated between $0.81 and $5.35 per share. The following factors may significantly affect the market price of our common shares:

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

      Our success depends on the efforts, abilities and expertise of our senior management and other key employees, including in particular, Michael Mullarkey, our President and Chief Executive Officer, and Stephen Lerch, our Executive Vice President, Chief Operation and Financial Officer . There can be no assurance that we will be able to retain our key employees. If any of our key employees leave before suitable replacements are found, there could be an adverse effect on our business. There can be no assurance that suitable replacements could be hired without incurring substantial additional costs, or at all.

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

      We have established a CDN $3,000,000 line of credit with a Canadian bank which bears interest at the bank's prime rate plus 1%. We have drawn CDN $2,920,367 on this facility as of May 31, 2005. We can draw an additional CDN $79,633 before additional collateral would be required. We also have a term loan with the bank in the amount of CDN $76,659 as of May 31, 2005. The term loan bears interest at the bank's prime rate plus 2%. Additionally, we have two letters of credit issued in May 2002 as collateral on leased facilities in the amounts of $95,568 and CDN $400,000. We pay an annual fee of 1.2% on these letters of credit.

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

      The impact on net interest income of a 100 basis point adverse change in interest rates for the fiscal year ended May 31, 2005 would have been less than $25,000.

FOREIGN CURRENCY RISK

      We have monetary assets and liabilities denominated in Canadian dollars. As a result, fluctuations in the exchange rate of the Canadian dollar against the U.S. dollar will impact our reported net asset position and net income or loss. A 10% change in foreign exchange rates would result in a change in our reported net asset position of approximately $60,000, and a change in the reported net loss for the year ended May 31, 2005 of approximately $40,000.

ITEM 8: FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders of Workstream Inc.

We have completed an integrated audit of Workstream Inc.'s 2005 consolidated financial statements and of its internal control over financial reporting as of May 31, 2005 and audits of its 2004 and 2003 consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.

Consolidated financial statements

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, comprehensive loss, shareholders' equity and cash flows present fairly, in all material respects, the financial position of Workstream Inc. and its subsidiaries (the "Company") at May 31, 2005 and 2004 and the results of their operations and their cash flows for each of the three years in the period ended May 31, 2005 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

Internal control over financial reporting

Also, in our opinion, management's assessment, included in the accompanying Report of Management on Internal Control over Financial Reporting, that the Company maintained effective internal control over financial reporting as of May 31, 2005 based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of May 31, 2005, based on criteria established in Internal Control - Integrated Framework issued by the COSO. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management's assessment and on the effectiveness of the Company's internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management's assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

As described in Management's Report on Internal Control over Financial Reporting, management has excluded ProAct Technologies, Inc., Bravanta, Inc., HR Soft, Inc., and PeopleBonus, Inc. (collectively referred to as "the acquired businesses") from its assessment of internal control over financial reporting as of May 31, 2005 because they were acquired by Company during the current fiscal year and it was not possible for management to conduct an assessment of the related internal control over financial reporting in the period between the consummation date of the acquisitions and the date of management's assessment. We have also excluded the acquired business from our audit of internal control over financial reporting. The acquired businesses represented total assets and net loss of $22.4 million and $5.3 million, respectively, of the Company's related consolidated financial statement amounts as of and for the year ended May 31, 2005.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.


PRICEWATERHOUSECOOPERS LLP

Ottawa, Ontario
August 15, 2005

                                 WORKSTREAM INC.

                           CONSOLIDATED BALANCE SHEETS

                                                            May 31, 2005       May 31, 2004
                                                            -------------     -------------
ASSETS
Current assets:
   Cash and cash equivalents                                $  11,811,611     $   4,338,466
   Restricted cash                                              3,063,368         2,760,259
   Short-term investments                                         312,322           301,194
  Accounts receivable, net                                      3,388,501         1,379,610
  Prepaid expenses and other assets                               669,692           753,379
                                                            -------------     -------------
         Total current assets                                  19,245,494         9,532,908
Property and equipment, net                                     1,224,332         1,429,143
Other assets                                                       89,570            79,073
Acquired intangible assets, net                                12,814,525         9,242,617
Goodwill                                                       42,283,442        28,598,706
                                                            -------------     -------------

TOTAL ASSETS                                                $  75,657,363     $  48,882,447
                                                            =============     =============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                         $   2,520,038     $   1,332,036

   Accrued liabilities                                          1,658,155         2,969,248

   Line of credit                                               2,326,612         1,972,218

   Accrued compensation                                           916,101         1,241,441

   Current portion of long-term obligations                     1,738,966           303,240

  Deferred revenue                                             3,366,120          2,065,604
                                                            -------------     -------------
         Total current liabilities                             12,525,992         9,883,787

Deferred income tax liability                                          --           839,265

Long-term obligations                                             192,258           420,213
                                                            -------------     -------------
         Total liabilities                                     12,718,250        11,143,265

Commitments and contingencies                                          --                --

STOCKHOLDERS' EQUITY
   Common stock, no par value: 49,182,772 and 33,574,883
        shares issued and outstanding, respectively           109,019,358        72,705,603

   Additional paid-in capital                                   7,506,376         3,605,224

   Accumulated other comprehensive loss                          (928,303)       (1,072,302)

   Accumulated deficit                                        (52,658,318)      (37,499,343)
                                                            -------------     -------------
Total stockholders' equity                                     62,939,113        37,739,182
                                                            -------------     -------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                  $  75,657,363     $  48,882,447
                                                            =============     =============

       See accompanying notes to these consolidated financial statements.

                                 WORKSTREAM INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                           Years ended May 31,
                                                   2005             2004             2003
                                               ------------     ------------     ------------
Revenues, net                                  $ 26,818,587     $ 17,166,880     $ 17,836,990
Cost of revenues (exclusive of depreciation
expense as shown below)                           7,013,980        1,586,989        3,040,132
                                               ------------     ------------     ------------

         Gross profit                            19,804,607       15,579,891       14,796,858
                                               ------------     ------------     ------------

Operating expenses:

Selling and marketing                             7,210,996        4,362,292        6,057,788

General and administrative                       17,837,777        9,798,440        9,581,554

Research and development                          2,147,251          453,247        1,086,295

Amortization and depreciation                     8,534,715        5,601,910        6,097,141

Impairment write-down of goodwill                        --               --        2,133,242
                                               ------------     ------------     ------------

Total operating expenses                         35,730,739       20,215,889       24,956,020
                                               ------------     ------------     ------------

         Operating loss                         (15,926,132)      (4,635,998)     (10,159,162)
                                               ------------     ------------     ------------

Interest and other income                           189,851           11,959           47,245

Interest and other expense                         (234,451)      (2,647,265)      (1,193,045)
                                               ------------     ------------     ------------
         Other income (expense), net                (44,600)      (2,635,306)      (1,145,800)
                                               ------------     ------------     ------------

Loss before income tax                          (15,970,732)      (7,271,304)     (11,304,962)

Recovery of deferred income taxes                   847,920        1,789,235        1,586,232

Current income tax (expense) recovery               (36,163)         (54,830)          42,128
                                               ------------     ------------     ------------
NET LOSS                                       $(15,158,975)    $ (5,536,899)    $ (9,676,602)
                                               ============     ============     ============

Weighted average number of

     common shares outstanding                   43,461,514       25,036,056       18,607,725
                                               ============     ============     ============

Basic and diluted net loss per share           $      (0.35)    $      (0.22)    $      (0.52)
                                               ============     ============     ============

       See accompanying notes to these consolidated financial statements.

                                 WORKSTREAM INC.

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                                                                               Accumulated
                                             Common Stock         Additional                       Other         Total
                                     ---------------------------    Paid-In       Accumulated  Comprehensive  Stockholders'
                                        Shares        Amount        Capital         Deficit         Loss         Equity
                                     -----------   -------------   -----------   ------------   -----------   ------------
Balance at June 1, 2002               14,851,905   $  33,135,734   $ 4,792,887   $(22,285,842)  $  (885,961)  $ 14,756,818
Issuance of shares for acquisitions    3,765,627      12,618,640            --             --            --     12,618,640
Issuance of shares through
     exercise of stock options            46,173          53,535            --             --            --         53,535
Issuance of shares through
     exercise of stock warrants           35,674          35,674       (35,674)            --            --             --
Finance costs associated with the
     Issuance of convertible notes            --              --      (123,697)            --            --       (123,697)
Issuance of shares for exit costs        275,000         253,000            --             --            --        253,000
Conversion of convertible note           210,525         200,000            --             --            --        200,000
Issuance of shares held in escrow        500,000         750,000            --             --            --        750,000
Issuance of shares and warrants          266,666         112,000        88,000             --            --        200,000
Net loss for the year                         --              --            --     (9,676,602)           --     (9,676,602)
Cumulative translation adjustment             --              --            --             --        (7,355)        (7,355)
                                     -----------   -------------   -----------   ------------   -----------   ------------
Balance at May 31, 2003               19,951,570      47,158,583     4,721,516    (31,962,444)     (893,316)    19,024,339
Issuance of shares and warrants,
     net of issue costs                5,454,168       6,055,639       823,584             --            --      6,879,223
Issuance of shares and
   warrants for acquisitions           4,836,773      13,404,351        46,500             --            --     13,450,851
Issuance of shares and warrants
    for services                         332,000         542,590        73,500             --            --        616,090
Issuance of shares through
   exercise of stock options             136,665         139,997            --             --            --        139,997
Issuance of shares through
    exercise of warrants                 465,697       1,174,343      (475,798)            --            --        698,545
Conversion of convertible note         2,424,999       4,284,078    (1,584,078)            --            --      2,700,000

Share repurchases                        (26,989)        (53,978)           --             --            --        (53,978)

Net loss for the year                         --              --            --     (5,536,899)           --     (5,536,899)

Cumulative translation adjustment             --              --            --             --      (178,986)      (178,986)
                                     -----------   -------------   -----------   ------------   -----------   ------------
Balance at May 31, 2004               33,574,883      72,705,603     3,605,224    (37,499,343)   (1,072,302)    37,739,182
Issuance of shares and warrants,
     net of issue costs                9,684,439      19,519,485     4,820,653             --            --     24,340,138
Issuance of shares for acquisitions    4,700,708      13,491,066            --             --            --     13,491,066
Issuance of shares through
   exercise of stock options             331,260         950,390            --             --            --        950,390
Issuance of shares through
    exercise of warrants                 891,482       2,352,814      (919,501)            --            --      1,433,313
Net loss for the year                         --              --            --    (15,158,975)           --    (15,158,975)
Cumulative translation adjustment             --              --            --             --       143,999        143,999
                                     -----------   -------------   -----------   ------------   -----------   ------------
Balance at May 31, 2005               49,182,772   $ 109,019,358   $ 7,506,376   $(52,658,318)  $  (928,303)  $ 62,939,113
                                     ===========   =============   ===========   ============   ===========   ============

       See accompanying notes to these consolidated financial statements.

                                 WORKSTREAM INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                               Years ended May 31,
                                                                         2005          2004          2003
                                                                     ------------   -----------   -----------
Cash provided by (used in) operating activities:
Net loss for the year                                                $(15,158,975)  $(5,536,899)  $(9,676,602)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Amortization and depreciation                                           8,494,615     5,572,366     6,080,763
Non-cash interest on convertible notes and notes payable                   53,746     2,318,444       720,486
Provision for bad debt                                                    577,362        55,966       186,581

Impairment write-down of goodwill                                              --            --     2,133,242
Recovery of deferred income taxes                                        (847,920)   (1,758,049)   (1,586,232)
Gain (loss) on sale of capital assets                                          --          (460)       97,993
Non-cash payment to consultants                                           210,296       542,590            --

Non-cash settlement of employee compensation                                   --       100,000            --
Change in operating components of working capital,
    net of acquisitions:
     Accounts receivable                                                 (430,955)      361,894       932,902
     Prepaid expenses                                                     451,737      (177,284)      117,277
     Other assets                                                         211,408       121,230        20,940
     Accounts payable and accrued liabilities                          (2,828,592)   (1,386,478)   (1,525,348)
     Deferred revenue                                                     327,220      (140,100)     (335,191)
                                                                     ------------   -----------   -----------

Net cash (used in) provided by operating activities                    (8,940,058)       73,220    (2,833,189)
                                                                     ------------   -----------   -----------

Cash provided by (used in) investing activities:
Purchase of property and equipment                                       (339,499)     (228,408)      (56,708)
Cash (paid for) / acquired in business combinations                    (8,838,592)     (416,385)    1,914,884

Proceeds from sale of property and equipment                                5,700         6,310        14,950
(Increase)/decrease in restricted cash                                   (196,811)   (1,485,665)      761,170
Sale (purchase) of short-term investments                                  98,659      (242,780)      239,595
                                                                     ------------   -----------   -----------
Net cash (used in) provided by investing activities                    (9,270,543)   (2,366,928)    2,873,891
                                                                     ------------   -----------   -----------

Cash provided by (used in) financing activities:
Proceeds from issuance of common stock and warrants                    24,993,989     8,248,545       200,000
Costs related to the registration and issuance of common stock           (904,051)     (670,775)           --

Costs related to issuance of convertible promissory notes                      --            --      (123,697)
Repayment of long-term obligations                                     (1,050,292)   (2,452,023)     (712,721)
Proceeds from exercise of options and warrants                          2,383,703        39,997        53,534
Shareholder loan proceeds                                                      --            --       500,000
Line of credit, net activity                                              186,289     1,488,180      (841,248)
Repayment related to lease settlement                                          --      (120,000)     (100,000)
                                                                     ------------   -----------   -----------
Net cash provided by (used in) financing activities                    25,609,638     6,533,924    (1,024,132)
                                                                     ------------   -----------   -----------

Effect of exchange rate changes on cash and cash equivalents               74,108      (156,923)      (59,053)
                                                                     ------------   -----------   -----------

Net increase (decrease) in cash and cash equivalents                    7,473,145     4,083,293    (1,042,483)
Cash and cash equivalents, beginning of year                            4,338,466       255,173     1,297,656
                                                                     ------------   -----------   -----------

Cash and cash equivalents, end of year                               $ 11,811,611   $ 4,338,466   $   255,173
                                                                     ============   ===========   ===========

                                 WORKSTREAM INC.

                                                              Years ended May 31,
                                                          2005        2004      2003
                                                       ----------  ----------  --------
Supplemental disclosure of cash flow information:
Interest paid                                          $  141,690  $  367,893  $340,605
Taxes paid                                             $   50,736  $      633        --
Issuance of common shares as contingent consideration  $2,532,111          --        --
Conversion of notes to common shares                           --  $2,700,000  $200,000
Non-cash lease settlement                                      --          --  $631,654

         See accompanying notes to these audited financial statements.

Note 1. Description of Company and Significant Accounting Policies

Description of the Company

Workstream Inc. ("Workstream" or the "Company"), is a provider of services and software for Human Capital Management ("HCM"). HCM is the process by which companies recruit, train, evaluate, motivate and retain their employees. Workstream offers software and services that address the needs of companies to more effectively manage their human capital management function. Workstream has two distinct reporting units: Enterprise Workforce Services and Career Networks. The Enterprise Workforce Services segment offers a complete suite of HCM software solutions, which includes recruitment, benefits administration and enrollment, performance management, succession planning, compensation management and employee awards and discounts programs. The Career Networks segment offers recruitment research, resume management and outplacement services. In addition, Career Networks provides services through a web-site where job-seeking senior executives can search job databases and post their resumes, and companies and recruiters can post position openings and search for qualified senior executive candidates. Workstream conducts its business in the United States and Canada.

Principles of Consolidation

The consolidated financial statements include the accounts of Workstream and its wholly-owned subsidiaries. The earnings of the subsidiaries are included from the date of acquisition. All intercompany accounts and transactions have been eliminated in consolidation.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions affecting the amounts reported in the consolidated financial statements and the accompanying notes. Changes in these estimates and assumptions may have a material impact on the financial statements and accompanying notes.

Significant estimates and assumptions made by management include the assessment of goodwill impairment. When assessing goodwill for possible impairment, significant estimates include future cash flow projections, future revenue growth rates and the appropriate discount rate. It is reasonably possible that those estimates may change in the near-term, significantly affecting future assessments of goodwill impairment. Other significant estimates include the determination of the provision for doubtful accounts receivable, valuing and estimating useful lives of intangible assets, valuing assets and liabilities acquired through business acquisitions, determining the percentage of completion of implementation services for certain revenue contracts and estimating tax valuation allowances.

Reclassifications

Certain prior year amounts have been reclassified to conform to the current year presentation.

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

Restricted Cash

Restricted cash consists of short-term investment balances used to collateralize the outstanding line of credit and term loan balances as well as certain lease agreements, and customer credit card activity. The line of credit, term loan, facility leases and customer credit card activity form part of current operations, and, accordingly, the restricted cash is classified as a current asset.

Property and Equipment

Property and equipment are recorded at cost. Depreciation is based on the estimated useful life of the asset and is recorded as follows:

Furniture and fixtures..............       5 years straight line
Office equipment....................       5 years straight line
Computers and software..............       3 years straight line
Leasehold improvements..............       Shorter of lease term or useful life

The carrying values are reviewed for impairment whenever events or changes in events indicate that the carrying amounts of such assets may not be recoverable. The determination of whether any impairment exists includes a comparison of estimated undiscounted future cash flows anticipated to be generated during the remaining life of the asset to the net carrying value of the asset. The amount of any impairment recognized is the difference between the carrying value and the fair value.

Leasehold Inducements

Leasehold inducements are amortized over the term of the leases as a reduction in rent expense.

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

Intangible assets with a finite useful life recorded as a result of acquisition transactions are amortized over their estimated useful lives as follows:

       Acquired technologies...............         3 years straight line
       Customer base.......................         3 years straight line
       Intellectual property...............         5 years straight line

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

Income Taxes

The Company uses the liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are determined based on temporary differences between the financial statement and tax basis of assets and liabilities and net operating loss and credit carryforwards using enacted tax rates in effect for the year in which the differences are expected to reverse. The effect of deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Valuation allowances are established when necessary to reduce deferred tax assets to the amounts expected to be realized.

Investment Tax Credits

Investment tax credits, which are earned as a result of qualifying Canadian research and development expenditures, are recognized when the expenditures are made and their realization is reasonably assured.

Revenue Recognition

The Company derives revenue from various sources including the following: licensing of software; software subscriptions, which includes maintenance and hosting fees; professional services related to software implementation, customization and training; sale of products and tickets through the Company's employee discount and rewards software module; career transition services; recruitment research services; and, applicant sourcing and exchange services.

In general, the Company recognizes revenue when all of the revenue recognition criteria are met, which is typically when:

      o     Evidence of an arrangement exists

      o     Services have been provided or goods have been delivered

      o     The price is fixed and determinable

      o     Collection is reasonably assured.

The Company sells various HCM software applications. Software revenue is generated through a variety of contractual arrangements.

License revenues consist of fees earned from the granting of licenses to use the software products. The Company recognizes revenue from the sale of software licenses in accordance with American Institute of Certified Public Accountants ("AICPA") Statement of Position ("SOP") No. 97-2, Software Revenue Recognition, and SOP No. 98-9, Modification of SOP 97-2, Software Revenue Recognition, with Respect to Certain Transactions, when all of the following conditions are met: a signed contract exists; the software has been shipped or electronically delivered; the license fee is fixed or determinable; and the Company believes that the collection of the fees is reasonably assured. License revenue is recorded upon delivery with an appropriate deferral for maintenance services, if applicable, provided all of the other relevant conditions have been met. The total fee from the arrangement is allocated based on Vendor Specific Objective Evidence ("VSOE") of fair value of each of the undelivered elements. Maintenance agreements are typically priced based on a percentage of the product license fee and have a one-year term, renewable annually. VSOE of fair value for maintenance is established based on the stated renewal rates. Services provided to customers under maintenance agreements include technical product support and unspecified product upgrades. VSOE of fair value for the professional service element is based on the standard hourly rates the Company charges for services when such services are sold separately.

Subscription revenues primarily consist of the following: fees for maintenance services; fees for hosting services; and, amortization of one-time set up fees. Maintenance and hosting fees are billed in advance on a monthly, quarterly or annual basis. Quarterly and annual payments are deferred and recognized monthly over the service period on a straight-line basis. Set up fees are deferred and recognized monthly on a straight-line basis over the contractual lives, which approximates the expected lives of the customer relationships.

Professional services revenue is generated from implementation and customization of software, technical support not included in the maintenance, training and consulting. The majority of professional services revenue is billed based on an hourly rate and recognized on a monthly basis as services are provided. For certain contracts which involve significant implementation or other services which are essential to the functionality of the software and which are reasonably estimable, the license and implementation services revenue is recognized using contract accounting, as prescribed by SOP 81-1, Accounting for Performance of Construction-Type and Certain Production-Type Contracts. Revenue is recognized over the period of each implementation using the percentage-of-completion method. Labor hours incurred are used as the measure of progress towards completion, and management believes its estimates to completion are reasonably dependable. A provision for estimated losses on engagements is made in the period in which the losses become probable and can be reasonably estimated.

One of the software applications offered by the Company allows customer companies to offer rewards and benefits (discounted goods and tickets) in an effort to promote their employee retention. The Company generates subscription revenues from the customer company. In addition, the Company generates revenue from the sale of products and tickets to the customers' employees through a website. The Company recognizes revenue when all of the revenue recognition criteria are met, which is typically when the goods are shipped and title has transferred.

For outplacement services, the Company bills the client 50% when the assignment starts and the remaining 50% when the assignment is completed. The Company recognizes revenue when all of the revenue recognition criteria are met, which is typically when services have been completed.

For resume management services and recruitment services, the Company bills its clients for job postings and matching of resumes per descriptions that the client provides, and for quantity-based job posting packages. The Company recognizes revenue when all of the revenue recognition criteria are met, which is typically when the services have been completed.

Stock-Based Compensation

The Company accounts for compensation expense for its stock-based employee compensation plan using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees ("APB 25") and complies with the disclosure provisions of Statement of Financial Accounting Standards ("SFAS") No. 123, Accounting for Stock-Based . Under APB 25, compensation expense is measured at the grant date based on the intrinsic value of the award and is recognized on a straight-line basis over the service period, which is usually the option-vesting period.

Pro forma information regarding the results of operations is determined as if the Company had accounted for its employee stock options using the fair-value method. The fair value of options granted was estimated at the date of grant using the Black Scholes option pricing model with the following assumptions:

                                                    2005       2004       2003
                                                  -------    -------    -------

Weighted-average risk free interest rates            3.68%      2.99%      2.94%
Expected dividend yield                                 0%         0%         0%
Weighted-average expected volatility                   72%        90%       115%
Expected life (in years)                              3.5        3.5        3.5

Because the determination of the fair value of all options is based on the assumptions described in the preceding paragraph and because additional option grants are expected to be made in future periods, this pro forma information is not likely to be representative of the pro forma effects on reported net income or loss for future periods.

The following reflects the impact on results of operations if the Company had recorded additional compensation expense relating to the employee stock options:

                                        2005            2004            2003
                                    ------------    ------------    ------------
Net loss, as reported               $(15,158,975)   $ (5,536,899)   $ (9,676,602)
Estimated incremental share based
     compensation expense               (896,621)       (508,059)       (798,700)
                                    ------------    ------------    ------------
Net loss, pro forma                 $(16,055,596)   $ (6,044,958)   $(10,475,302)
                                    ============    ============    ============
Weighted average common shares
     outstanding during the year      43,461,514      25,036,056      18,607,725
                                    ============    ============    ============

Basic and diluted loss per share:
     As reported                    $      (0.35)   $      (0.22)   $      (0.52)
                                    ============    ============    ============
     Proforma                       $      (0.37)   $      (0.24)   $      (0.56)
                                    ============    ============    ============

Research and Development Costs

Research and development costs associated with computer software products to be sold, leased, or otherwise marketed are expensed as incurred until technological feasibility has been established. Technological feasibility is established upon completion of a working model; thereafter, all software production costs are capitalized and subsequently reported at the lower of unamortized cost or net realizable value. Capitalized costs are amortized based on current and future revenue for each product, with an annual minimum equal to the straight-line amortization over the remaining estimated economic life of the product. To date, the time period between the establishment of technological feasibility and completion of software development has been short, and as a result, no significant development costs have been incurred during that period. Accordingly, the Company has not capitalized any research and development costs to date associated with computer software products to be sold, leased, or otherwise marketed.

Research and development costs primarily include salaries and related costs, costs associated with using outside vendors and miscellaneous administrative expenses.

Foreign Currency Translation

The parent company is located in Canada, and the functional currency of the parent company is the Canadian dollar. The Company's subsidiaries use their local currency, which is the U.S. dollar, as their functional currency. Adjustments resulting from translating foreign functional currency financial statements into U.S. dollars are recorded as a separate component of stockholders' equity. Foreign currency transaction gains and losses are included in net loss for the period and have not been material during fiscal 2005, 2004 and 2003. All assets and liabilities denominated in a foreign currency are translated into U.S. dollars at the exchange rate on the balance sheet date. Revenues and expenses are translated at the average exchange rate during the period. Equity transactions are translated using historical exchange rates.

Concentration of Credit Risk

The Company's financial instruments that are exposed to concentrations of credit risk consist primarily of cash and cash equivalents, restricted cash, short-term investments and accounts receivable. At times, the Company's deposit may exceed federally insured limits. Management believes that the use of credit quality financial institutions minimizes the risk of loss associated with these deposits. Collateral is not required for accounts receivables.

Interest Rate Risk

The Company's restricted cash short-term investments earn interest at fixed rates. The Company's line of credit and term loan accrue interest at a variable rate based on the bank's prime rate. Fluctuations in the prime rate could impact the Company's financial results. Management believes that the exposure to interest rate fluctuations is limited as line of credit and the term loan are fully collateralized with restricted cash and can be liquidated if faced with rising interest rates.

Fair Value of Financial Instruments

The carrying amounts of the Company's financial instruments, including cash and cash equivalents, short-term investments, restricted cash, accounts receivable, accounts payable, and accrued expenses, approximate their fair values due to their short maturities. Based on borrowing rates currently available to the Company for similar terms, the carrying value of the line of credit, capital lease obligations and long-term obligations approximate fair value.

Business Combinations and Valuation of Intangible Assets

The Company accounts for business combinations in accordance with SFAS No. 141, Business Combinations ("SFAS 141"). SFAS 141 requires business combinations to be accounted for using the purchase method of accounting and includes specific criteria for recording intangible assets separate from goodwill. Results of operations of acquired businesses are included in the financial statements of the Company from the date of acquisition. Net assets of the acquired company are recorded at their fair value at the date of acquisition. As required by SFAS No. 142, Goodwill and Other Intangible Assets ("SFAS 142"), the Company does not amortize goodwill but instead tests goodwill for impairment periodically and if necessary, would record any impairment in accordance with SFAS 142. Identifiable intangibles, such as the acquired customer base, are amortized over their expected economic lives.

Recent Accounting Pronouncements

In December 2004, the FASB issued SFAS No. 123 (revised 2004), Accounting for Share-Based Payments ("SFAS 123R"). SFAS 123R requires that the compensation cost relating to share-based payment transactions be recognized in financial statements with the cost measured based on the estimated fair value of the equity or liability instruments issued. SFAS 123R states that its effective date is for interim periods beginning after June 15, 2005, but the SEC has deferred the effective date to annual periods beginning after June 15, 2005. Accordingly, the Company will adopt the new requirements beginning in fiscal 2007. SFAS 123R covers a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans. SFAS 123R replaces SFAS 123, Share-Based Compensation, and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees. The Company is currently assessing the impact of adoption.

Note 2.  Asset and Business Acquisitions

The following summarizes the purchase price allocations for asset and business acquisitions made during the year ended May 31, 2005:

                               Peoplebonus    Bravanta        HRSoft         ProAct         Total
                               -----------   -----------    -----------    -----------    ------------
Share consideration             $ 200,000    $ 7,107,693    $        --    $ 2,822,873    $ 10,130,566
Cash consideration                105,000      2,051,120        100,000      5,500,000       7,756,120
Payoff of bank loans                   --             --        550,000             --         550,000
Payoff of vendor payables              --             --        216,913             --         216,913
Note payable                       95,798             --             --      1,530,000       1,625,798
Cash advance                           --             --        325,000             --         325,000
Escrow funds                       25,000             --             --             --          25,000
Acquisition costs                  18,499        155,000        150,000        144,529         468,028
                                ---------    -----------    -----------    -----------    ------------
Total purchase price            $ 444,297    $ 9,313,813    $ 1,341,913    $ 9,997,402    $ 21,097,425
                                =========    ===========    ===========    ===========    ============

Current assets                  $   8,450    $   661,866    $   326,561    $ 1,443,098    $  2,439,975
Tangible long-term assets           9,080         86,310         49,548        298,858         443,796
Other assets                           --         35,005         57,103         56,686         148,794
Current liabilities                  (644)      (892,232)      (644,942)    (1,836,771)     (3,374,589)
Other liabilities                      --        (61,624)      (267,823)            --        (329,447)
Deferred income tax asset              --        861,000             --             --         861,000
Intangible assets:
      Customer base                    --        837,000        852,098      1,717,000       3,406,098
      Intellectual property            --        645,000             --      5,034,000       5,679,000
      Acquired technology         427,411        670,000        969,368             --       2,066,779
Deferred income tax liability          --       (861,000)            --             --        (861,000)
Goodwill                               --      7,332,488             --      3,284,531      10,617,019
                                ---------    -----------    -----------    -----------    ------------
Total net assets                $ 444,297    $ 9,313,813    $ 1,341,913    $ 9,997,402    $ 21,097,425
                                =========    ===========    ===========    ===========    ============

Peoplebonus.com LLC

On June 21, 2004, the Company acquired certain assets of Peoplebonus.com LLC ("Peoplebonus"), a Delaware limited liability company. As partial consideration for the purchase, the Company issued 72,202 shares of common stock valued at $200,000. An additional 108,304 shares are being held in escrow as potential contingent consideration dependent upon the acquired company meeting certain revenue targets subsequent to the acquisition. Peoplebonus' products and services were designed to streamline the way a company processes and handles resumes. Peoplebonus' artificial intelligence data mining software can search for key words and phrases from within a resume and score the resume based on learned search criteria. The primary reason for the Peoplebonus acquisition was the expansion and enhancement of the HCM solutions offered by the Company.

The consolidated financial statements presented herein include the results of operations of Peoplebonus from June 22, 2004.

Management prepared a valuation of the net tangible and intangible assets acquired.

Bravanta, Inc.

On July 27, 2004, the Company acquired 100% of the outstanding stock of Bravanta, Inc. ("Bravanta"), a Delaware corporation. As partial consideration for the purchase, the Company issued Bravanta 2,672,064 shares of common stock valued at $7,107,693. Bravanta is a provider of enterprise incentive and recognition programs. The primary reason for the Bravanta acquisition was to enable the Company to expand its customer base, expand rewards and incentives products and services, and increase recurring revenues.

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

HRSoft, LLC

On October 6, 2004, the Company acquired certain assets of HRSoft, LLC ("HRSoft"), a Delaware limited liability company. HRSoft developed and marketed strategic talent management software solutions for succession planning and leadership development, performance management, competency management, career and development planning, organizational charting, modeling and hierarchy management. The primary reason for the HRSoft acquisition was to enable the Company to expand its customer base, expand its products and services, and increase recurring revenues.

The consolidated financial statements presented herein include the results of operations of HRSoft from October 7, 2004.

Management prepared a valuation of the net tangible and intangible assets acquired and liabilities assumed.

ProAct Technologies Corporation

On December 30, 2004, the Company acquired certain assets of ProAct Technologies Corporation ("ProAct"), a Delaware corporation. As partial consideration for the purchase, the Company issued 913,551 shares of common stock valued at $2,822,873, of which 253,764 shares are being held in escrow as source against which the Company can assert potential indemnification claims. ProAct was a provider of software and hosted web-based tools for employee benefits management. The primary reason for the ProAct acquisition was to enable the Company to expand its customer base, expand employee benefits management products and services, and increase recurring revenue.

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

The following summarizes the final purchase price allocations for asset and business acquisitions made during the year ended May 31, 2004:

                                 Perform     Peopleview        Kadiri          Total
                                ---------    -----------    ------------    ------------
Share consideration             $ 300,000    $   688,851    $ 14,947,611    $ 15,936,462
Cash consideration                522,000        250,000              --         772,000
Warrants                               --         46,500              --          46,500
Acquisition costs                  47,000         40,000         620,257         707,257

                                ---------    -----------    ------------    ------------
Total purchase price            $ 869,000    $ 1,025,351    $ 15,567,868    $ 17,462,219
                                =========    ===========    ============    ============

Current assets                  $   4,919    $   194,432    $  1,143,383    $  1,342,734
Tangible long-term assets         232,362          8,700         383,777         624,839

Other assets                           --             --             877             877

Current liabilities                (2,950)       (39,000)     (2,610,301)     (2,652,251)
Other liabilities                      --             --        (895,639)       (895,639)
Deferred income tax asset              --             --       1,434,800       1,434,800
Intangible assets:
      Customer base                    --             --         653,000         653,000
      Intellectual property            --             --         220,000
                                                                                 220,000
      Acquired technology         634,669        861,219       2,714,000       4,209,888
Deferred income tax liability          --             --      (1,434,800)     (1,434,800)
Goodwill                               --             --      13,958,771      13,958,771
                                ---------    -----------    ------------    ------------
Total net assets                $ 869,000    $ 1,025,351    $ 15,567,868    $ 17,462,219
                                =========    ===========    ============    ============

Perform, Inc.

On September 11, 2003, the Company acquired certain assets of Perform, Inc. ("Perform"), a Delaware corporation, in connection with Perform's voluntary petition for relief under Chapter 11 of the United States Bankruptcy Code. As partial consideration for the purchase, the Company issued Perform 189,873 shares of common stock valued at $300,000. Perform designed, developed and marketed human resource information systems and performance management information systems for mid-size and global 2000 companies. The primary reason for the Perform acquisition was the expansion and enhancement of the HCM solutions offered by the Company.

The consolidated financial statements presented herein include the results of operations of Perform from September 12, 2003.

Management prepared a valuation of the net tangible and intangible assets acquired.

Peopleview, Inc.

On March 17, 2004 and as amended and effective for accounting purposes on May 27, 2004, the Company acquired certain assets of Peopleview, Inc. ("Peopleview"), a Nevada corporation. As partial consideration for the purchase, the Company issued Peopleview 246,900 shares of common stock valued at $688,851 and warrants to purchase 50,000 shares of common stock at $3.00 per share, which were valued at $46,500. The warrants expire in March 2006. Peopleview designed, developed and marketed software that assists companies in evaluating employee skills and competency and employee's performance. In addition, Peopleview offered software that enables companies to survey their employees regarding the company's environment and to assess Sarbanes-Oxley corporate compliance. The primary reason for the Peopleview acquisition was the expansion and enhancement of the HCM solutions offered by the Company.

The consolidated financial statements presented herein include the results of operations of Peopleview from March 18, 2004.

Management prepared a valuation of the net tangible and intangible assets acquired.

Kadiri, Inc.

On May 28, 2004, the Company acquired 100% of the outstanding stock of Kadiri, Inc. ("Kadiri"), a California based company. As consideration for the purchase, the Company originally issued to the shareholders of Kadiri 4,450,000 shares of common stock valued at $12,415,500. During fiscal 2005, an additional 1,042,891 common shares valued at $2,532,111 were issued as additional contingent consideration after certain revenue and cash generation targets of the acquired entity were achieved. Of these amounts, 92,891 common shares valued at $230,000 were issued to the former shareholders of Trimbus, Inc., a company acquired by Kadiri prior to the Company's acquisition of Kadiri. Kadiri is a provider of enterprise compensation management solutions which enable companies to plan and manage compensation, performance evaluation and granting of rewards. The primary reason for the Kadiri acquisition was the expansion and enhancement of the HCM solutions offered by the Company.

The consolidated financial statements presented herein include the results of operations of Kadiri from May 29, 2004.

Management obtained an independent valuation of intangible assets acquired and prepared a valuation of net tangible assets acquired. The excess of the purchase price over the value of the net tangible and identifiable intangible assets acquired has been allocated to goodwill.

Unaudited Pro Forma Financial Information

The following unaudited pro forma financial information gives effect to the material acquisitions (Kadiri, Bravanta and ProAct) made subsequent to May 31, 2003 as if the transactions occurred as of June 1, 2003.

                                             Years ended May 31,
                                            2005            2004
                                        ------------    ------------
Revenues, net                           $ 32,032,854    $ 38,883,937
Cost of revenues                           9,923,887      14,719,203
                                        ------------    ------------
Gross profit                              22,108,967      24,164,734
Operating expenses                        42,330,428      45,557,724
                                        ------------    ------------
Operating loss                           (20,221,461)    (21,392,990)
Other income (expenses), net                (305,856)     (2,837,043)
                                        ------------    ------------
Loss before income tax                   (20,527,317)    (24,230,033)
Recovery of deferred income taxes            847,920       1,789,235
Current income tax (expense) recovery        (36,164)        (54,830)
                                        ------------    ------------
NET LOSS                                $(19,715,561)   $(22,495,628)
                                        ============    ============

Basic and diluted net loss per share    $      (0.44)   $      (0.53)
                                        ============    ============

Note 3. Restricted Cash

Certain short-term investments were pledged as collateral as follows at May 31:

                                                           2005          2004
                                                        ----------    ----------
                                                        $2,326,612    $1,972,218
Line of credit (note 8)

Term loan (note 9)                                          61,073        85,561

Letters of credit for facility leases (note 10)            467,929       492,694

Credit card reserves                                       207,754       209,786
                                                        ----------    ----------
                                                        $3,063,368    $2,760,259
                                                        ==========    ==========

Note 4.  Allowance for Doubtful Accounts

The following presents the detail of the changes in the allowance for doubtful accounts for the years ended May 31:

                                                          2005          2004
                                                        ---------      --------

Balance at beginning of the year                        $  21,509      $ 55,828
Charged to costs and expenses                             577,362        55,966
Write-offs and effect of exchange rate changes           (103,469)      (90,285)
                                                        ---------      --------
Balance at end of the year                              $ 495,402      $ 21,509
                                                        =========      ========

The Company assesses the adequacy of the allowance for doubtful accounts balance based on historical experience. Any adjustments to this account is reflected in the statement of operations as a general and administrative expense.

Note 5. Property and Equipment

Property and equipment consist of the following at May 31:

                                                     2005               2004
                                                 -----------        -----------
Furniture, equipment
   and leasehold improvements                    $ 1,701,644        $ 1,393,844
Office equipment                                     313,237            293,814
Computers and software                             4,753,030          4,049,582
                                                 -----------        -----------
                                                   6,767,911          5,737,240
Less accumulated depreciation                     (5,543,579)        (4,308,097)
                                                 -----------        -----------
Net capital assets                               $ 1,224,332        $ 1,429,143
                                                 ===========        ===========

Depreciation expense for property and equipment was $1,007,737, $677,933 and $1,774,868 for the years ended May 31, 2005, 2004 and 2003, respectively.

Note 6.  Acquired Intangible Assets

Acquired intangible assets consist of the following at May 31:

                                            2005                         2004
                                 ---------------------------   ----------------------------
                                                Accumulated                   Accumulated
                                     Cost       Amortization      Cost        Amortization
                                 ------------   ------------   ------------   -------------
Customer base                    $  7,561,712    $ 4,360,465   $  4,186,182    $  2,930,512
Acquired technologies              21,592,299     12,804,243     14,513,943       6,950,270
Intellectual property               1,322,760        497,538        677,760         254,486
                                 ------------    -----------   ------------    ------------
                                   30,476,771    $17,662,246     19,377,885    $ 10,135,268
                                                 ===========   ============    ============
Less accumulated amortization     (17,662,246)                  (10,135,268)
                                 ------------                  ------------
Net acquired intangible assets   $ 12,814,525                  $  9,242,617
                                 ============                  ============

Amortization expense for intangible assets was $7,526,978, $4,919,260, and $4,322,272 for the years ended May 31, 2005, 2004 and 2003, respectively. The estimated amortization expense related to intangible assets in existence as of May 31, 2005 is as follows:

                     Fiscal 2006:            $ 5,777,983
                     Fiscal 2007:              5,074,886
                     Fiscal 2008:              1,767,156
                     Fiscal 2009:                173,000
                     Fiscal 2010:                 21,500
                                             -----------
                                             $12,814,525
                                             ============

Note 7. Goodwill

The following represents the detail of the changes in the goodwill account for the years ended May 31, 2005 and 2004:

                                              Enterprise
                                               Workforce      Career
                                               Services       Networks        Total
                                              -----------    ----------    -----------
Goodwill at May 31, 2003                      $ 9,570,100    $7,813,337    $17,383,437
Acquisitions during the year                   11,125,760            --     11,125,760
Purchase price allocation adjustments made
   within one year of acquisition date             89,509            --         89,509
                                              -----------    ----------    -----------
Goodwill at May 31, 2004                       20,785,369     7,813,337     28,598,706
Acquisitions during the year                   10,617,019            --     10,617,019
Contingent consideration                        2,532,111       234,305      2,766,416
Purchase price allocation adjustments made
   within one year of acquisition date            301,301            --        301,301
                                              -----------    ----------    -----------
Goodwill at May 31, 2005                      $34,235,800    $8,047,642    $42,283,442
                                              ===========    ==========    ===========

Note 8. Line of Credit

At May 31, 2005 and 2004, the Company had an aggregate of $2,326,612 and $1,972,218, respectively, outstanding on a line of credit from a Canadian bank. The line of credit bears annual interest at the bank's prime rate plus 1%. The Company is permitted to draw up to CDN (Canadian dollars) $3,000,000 against this facility based on compensating balances on deposit with the bank (note 3). At May 31, 2005, the Company had drawn CDN $2,920,367, which allowed for an additional CDN $79,633 available to be drawn on this line.

Note 9. Long-Term Obligations

Long-term obligations consist of the following at May 31:

                                                        2005             2004
                                                     ----------         --------

Note payable                                         $1,530,000         $     --
Settlement agreement payable                            123,500               --
Leasehold inducements                                   193,359          234,733
Term loan                                                61,073           85,561
Capital lease obligations                                23,292           85,533
Shareholder loans                                            --          317,626
                                                     ----------         --------
                                                      1,931,224          723,453
Less: current portion                                 1,738,966          303,240
                                                     ----------         --------
                                                     $  192,258         $420,213
                                                     ==========         ========

The note payable represents a portion of the total consideration for the acquisition of ProAct. The note accrued interest at an annual rate of 6% with principal and interest due on June 1, 2005 and was collateralized by the assets acquired by the Company from ProAct. On June 8, 2005, the Company paid the principal balance of $1,434,408 and accrued interest of $36,816. The $95,592 difference between the stated balance of the note payable of $1,530,000 and the amount paid of $1,434,408 represents a working capital adjustment as prescribed for in the original acquisition agreement. To date, the Company and ProAct have not agreed to the final working capital adjustment amount.

The settlement agreement payable represents a settlement reached by HRSoft with one of its vendors relating to services provided prior to the asset acquisition of HRSoft by the Company. The Company assumed the liability as part of the acquisition agreement. The settlement agreement provides for monthly payments of $8,500 through August 2006 with a final payment of $4,500 in September 2006.

The term loan represents a five year term loan with a Canadian bank maturing in May 2007 with monthly principal payments of CDN $3,333 that bears annual interest at the bank's prime rate plus 2%. Cash balances have been provided as collateral against this loan (note 3).

As of May 31, 2004, the shareholder loans consisted of a term loan assumed as part of the acquisition of Paula Allen Holdings which was non-interest bearing and was repayable in quarterly installments of $52,500. The Company recorded the present value of these shareholder notes at the time of the acquisition utilizing a 15% discount rate. The Company paid the loans in full and expensed the remaining unamortized interest during fiscal 2005.

As of May 31, 2005, the maturities for long-term obligations are as follows:

             Fiscal 2006:                $1,738,966
             Fiscal 2007:                   102,518
             Fiscal 2008:                    51,810
             Fiscal 2009:                    37,930
                                         ----------
                                         $1,931,224
                                         ==========

Note 10. Commitments and Contingencies

Lease Commitments

A summary of the future minimum lease payments under the Company's non-cancelable leases as of May 31, 2005 is as follows:

                                Capital Leases     Operating Leases
                                --------------     ----------------
                                                Facilities   Equipment      Total
                                     -------    ----------   ---------    ----------
Year ended May 31:
2006                                 $24,011    $1,079,101    $ 71,994    $1,175,106
2007                                      --     1,022,472      58,079     1,080,551
2008                                      --       806,837      45,690       852,527
2009                                      --       582,051          --       582,051
2010                                      --       317,599          --       317,599
                                     -------    ----------    --------    ----------
Total minimum lease payments          24,011    $3,808,060    $175,763    $4,007,834
                                                ==========    ========    ==========
Less amount representing interest        719
                                     -------
Total principal payments              23,292
Less current maturities               23,292
                                     -------
                                     $    --
                                     =======

Rent expense totaled $1,582,667, $1,369,801, and $1,988,955 for the years ended May 31, 2005, 2004 and 2003, respectively, under operating leases.

Letters of Credit

At May 31, 2005, the Company had provided three letters of credit totaling $467,929 as security for office leases in Florida, California and Ontario, which were collateralized by short-term investments that are maintained at the granting financial institution (note 3).

Contingencies

In July 2005, a direct competitor filed a complaint against the Company in U.S. District Court in the District of Massachusetts. The plaintiff asserts that Workstream interfered with the contractual relationship between it and a former member of its executive management team. Management is reviewing this complaint with legal counsel and is of the view that such possible effect cannot be reasonably estimated at this time.

In January 2005, the Company settled a dispute through arbitration with the former shareholders of 6FigureJobs.com, Inc., a company acquired in October 2001. The dispute involved whether the acquired entity reached certain revenue and profit targets which would require the issuance of additional contingent consideration to the former shareholders. According to the arbitrator's decision, damages and other fees totaling $376,523 were assessed against the Company.

      On or about August 10, 2005, a class action lawsuit was filed against the Company, its Chief Executive Officer and its former Chief Financial Officer in the United States District Court for the Southern District of New York. The action, brought on behalf of a purported class of purchasers of the Company's common shares during the period from January 14, 2005 to and including April 14, 2005, alleges, among other things that management provided the market misleading guidance as to anticipated revenues for the quarter ended February 28, 2005, and failed to correct this guidance on a timely basis. The action claims violations of Section 10(b) of the Securities and Exchange Act and Rule 10b-5 promulgated thereunder, as well as Section 20(a) of the Exchange Act, and seeks compensatory damages in an unspecified amount as well as the award of reasonable costs and expenses, including counsel and expert fees and costs. Management is in the process of reviewing the complaint and, following consultation with legal counsel, will respond accordingly. The Company does not believe that the resolution of such actions will materially affect the Company's business, results of operations or financial condition.

The Company is subject to other legal proceedings and claims which arise in the ordinary course of business. The Company does not believe that the resolution of such actions will materially affect the Company's business, results of operations or financial condition.

Note 11. Income Taxes

The Company operates in several tax jurisdictions. Its income is subject to varying rates of tax, and losses incurred in one jurisdiction cannot be used to offset income taxes payable in another.

The loss before income taxes consisted of the following (rounded):

                                                  Years ended May 31,
                                        2005            2004             2003
                                    -----------      ----------      -----------

Canadian domestic loss              $   568,000      $  230,000      $ 1,174,000
United States loss                   15,403,000       7,041,000       10,131,000
                                    -----------      ----------      -----------
Loss before income taxes            $15,971,000      $7,271,000      $11,305,000
                                    ===========      ==========      ===========

The provision (recovery) for income taxes consists of the following (rounded):

                                                 Years ended May 31,
                                      2005             2004             2003
                                    ---------      -----------      -----------

Canadian domestic:
Current income taxes                $      --      $   (49,000)     $   (46,000)
Deferred income taxes                      --               --               --

United States:
Current income taxes                   36,000          104,000            4,000
Deferred income taxes                (848,000)      (1,789,000)      (1,586,000)
                                    ---------      -----------      -----------
Recovery of income taxes            $(812,000)     $(1,734,000)     $(1,628,000)
                                    =========      ===========      ===========

A reconciliation of the combined Canadian federal and provincial income tax rate with the Company's effective income tax rate is as follows (rounded):

                                                                   Years ended May 31,
                                                          2005             2004             2003
                                                      -----------      -----------      -----------
Combined Canadian federal and provincial tax rate           36.12%           36.80%           37.80%

Income tax recovery based on combined Canadian and
     federal and provincial rate                      $ 5,768,000      $ 2,676,000      $ 4,273,000
Effect of foreign tax rate differences                    579,000          240,000          223,000
Change in enacted tax rates                              (147,000)        (210,000)        (410,000)
Non-deductible amounts                                    173,000         (852,000)        (362,000)

Write-down of non deductible goodwill                          --               --         (853,000)
Change in valuation allowance                          (5,638,000)         175,000       (2,783,000)
Effect of changes in carryforward amounts                (547,000)        (298,000)         911,000
Effect of foreign exchange rate differences               661,000          123,000          627,000
Other                                                     (37,000)        (120,000)           2,000
                                                      -----------      -----------      -----------
Recovery of income taxes                              $   812,000      $ 1,734,000      $ 1,628,000
                                                      ===========      ===========      ===========

The components of the Company's net deferred income taxes are as follows (rounded):

                                                                  Years ended May 31,
                                                         2005             2004             2003
                                                    ------------     ------------     ------------
Deferred income tax assets:
Scientific Research and Experimental Development
("SR&ED") expenses                                  $    613,000     $    561,000     $    291,000
Loss carryforwards                                    23,313,000       18,002,000       14,213,000
Asset basis differences                                2,421,000        2,541,000        2,354,000
Share issue costs                                        467,000          267,000          314,000
Investment tax credits                                   849,000          105,000          195,000
Other                                                    413,000          386,000           36,000
                                                    ------------     ------------     ------------
                                                      28,076,000       21,862,000       17,403,000
Less:  valuation allowance                           (27,039,000)     (19,656,000)     (16,632,000)
                                                    ------------     ------------     ------------
                                                       1,037,000        2,206,000          771,000

Deferred income tax liabilities:
Intangible assets                                     (1,037,000)      (3,045,000)      (3,379,000)
                                                    ------------     ------------     ------------
Net deferred income tax liabilities                 $         --     $   (839,000)    $ (2,608,000)
                                                    ============     ============     ============

The Company has incurred net losses since inception. At May 31, 2005, the Company had approximately $43,205,000 in net operating loss carryforwards for U.S. federal income tax purposes that expire in various amounts through 2025, and approximately CDN $20,892,000 (US $16,644,000) in net operating loss carryforwards for Canadian federal and provincial income tax purposes that expire in various years through 2012. Management has determined that it is more likely than not that a component of deferred tax assets relating to United States operations will be realized, therefore deferred tax assets relating to those operations have been recognized. A valuation allowance has been provided for the balance of net tax assets. The change in the valuation allowance for the year ended May 31, 2005 and 2004 was an increase of $7,383,000 and $3,024,000, respectively, resulting primarily from net operating losses generated during the periods.

Note 12. Stockholders' Equity

The authorized share capital consists of an unlimited number of no par value common shares, an unlimited number of Class A Preferred Shares, no par value per share (the "Class A Preferred Shares"), and an unlimited number of Series A Convertible Preferred Shares, no par value per share (the "Series A Shares"). There were 49,182,772 and 33,574,883 common shares outstanding as of May 31, 2005 and 2004, respectively. There were no Class A Preferred Shares or Series A Shares outstanding as of May 31, 2005 and 2004.

In July 2004, the Company issued an aggregate of 4,444,439 common shares at $2.25 per common share in a private placement resulting in aggregate proceeds of $9,999,988.

In July 2004, 100,000 common shares valued at $250,000 were issued as a retainer under the terms of a one-year business advisory agreement. The expense is being recognized over the life of the agreement.

In December 2004, the Company issued an aggregate of 4,996,667 shares of common stock at $3.00 per common share and warrants to purchase 2,498,333 shares of common stock at an exercise price of $3.50 per share in a private placement resulting in aggregate proceeds of $14,994,001. The fair value of the warrants was estimated using the Black-Scholes pricing model and was determined to be $4,262,052. The assumptions used were as follows: risk free interest rate of 3.36%, expected dividend yield of 0%, expected volatility of 85%, and expected life of 4 years. In connection with the issuance of the common stock, the Company paid commissions to a placement agent in the amount of $700,000. In April 2005, 93,333 shares of common stock and warrants to purchase 326,667 shares common stock at an exercise price of $3.50 per share were issued to the same placement agent as additional commission.

Stock-Based Compensation Plan

The Company has granted stock options to employees, directors and consultants under the 2002 Amended and Restated Stock Option Plan (the "Plan"), which was most recently amended in October 2004. Under the Plan, as amended, the Company authorizes the issuance of up to 4,000,000 shares of common stock upon the exercise of stock options. In addition, the Plan reserves 1,000,000 shares of common stock for issuance of restricted share grants. The Plan is administered by the Audit Committee of the Board of Directors. Under the terms of the Plan, the exercise price of the options shall not be lower than the fair market value of the common stock on the date of the grant. Options to purchase shares of common stock generally vest ratably over a period of three years and expire five years from the date of grant.

Stock option activity and related information is summarized as follows:

                                                              Weighted         Weighted
                                             Number           Average           Average
                                           of Options      Exercise Price     Fair Value
                                         ---------------  ----------------  --------------
Balance outstanding - May 31, 2002             1,881,295       $2.64
     Granted                                     463,500        1.34            $1.02
     Exercised                                  (46,173)        1.37
     Forfeited                                 (509,570)        2.77
                                         --------------
Balance outstanding - May 31, 2003             1,789,052        2.33

     Granted                                     593,000        1.82             1.14
     Exercised                                 (136,665)        1.02
     Forfeited                                 (403,884)        2.43
                                         --------------
Balance outstanding - May 31, 2004             1,841,503        2.24
     Granted                                   1,755,770        2.81             1.49
     Exercised                                 (331,260)        2.87
     Forfeited                               (1,011,928)        2.93
                                         --------------
Balance outstanding - May 31, 2005             2,254,085       $2.29
                                         ===============

Information about options outstanding at May 31, 2005 is as follows:

                                            Options Outstanding                            Options Exercisable
                              -------------------------------------------------       -------------------------------
                                                Weighted
                                                 Average
                                                Remaining         Weighted                              Weighted
                                               Contractual         Average                              Average
                                                  Life            Exercise                              Exercise
    Exercise Price               Shares          (Years)            Price                Shares          Price
-----------------------       ------------- ------------------ ----------------       ------------- -----------------
    Less than $.99                 161,073         3.00             $.98              52,406              $.97
     $1.00-$1.99                   459,784         3.03            $1.29             195,000             $1.01
     $2.00-$2.99                 1,220,950         3.62            $2.35             287,667             $2.22
     $3.00-$3.99                   224,528         4.30            $3.29              17,000             $3.29
    $4.00 and over                 187,750         4.81            $4.23                  --                --
                              ------------                                           -------
        Total                    2,254,085                                           552,073
                              ============                                           =======

Warrants

Outstanding warrants to purchase shares of common stock as of May 31, 2005 are as follows:

    Exercise Price          Expiration        Shares
----------------------- ------------------- ------------

        $1.50                May 2007           133,333
        $1.60             December 2008         162,500
        $2.00               April 2007          400,000
        $3.00               March 2006           50,000
        $3.50             December 2008       2,825,000
                                            ------------
                                              3,570,833
                                            ============

Earnings per Share

For all the years presented, diluted net loss per share equals basic net loss per share due to the antidilutive effect of employee stock options, warrants and escrowed shares. The following outstanding instruments could potentially dilute basic earnings per share in the future:

                                                                May 31, 2005
                                                                ------------
Stock options                                                     2,254,085
Escrowed shares                                                     108,304
Warrants                                                          3,570,833
                                                                  ---------
Potential increase in number of shares from dilutive instruments  5,933,222
                                                                  =========

Note 13.  Comprehensive Loss

Components of comprehensive loss were as follows:

                                                            Year ended May 31,
                                                   2005            2004            2003
                                              ------------     -----------     -----------
Net loss for the year                         $(15,158,975)    $(5,536,899)    $(9,676,602)
Other comprehensive loss:
Foreign currency translation adjustments
  (net of tax of $0)                               143,999        (178,986)         (7,355)
                                              ------------     -----------     -----------

Comprehensive loss for the year               $(15,014,976)    $(5,715,885)    $(9,683,957)
                                              ============     ===========     ===========

Note 14. Segmented and Geographic Information

The Company has two reportable segments: Career Networks and Enterprise Workforce Services. Career Networks primarily consists of revenue from outplacement services, recruitment services and resume management services. Enterprise Workforce Services consists of revenue generated from HCM software and related professional services. In addition, Enterprise Workforce Services generates revenue from the sale of various products through the rewards module of the HCM software.

The Company evaluates performance in each segment based on profit or loss from operations. There are no intersegment sales. Corporate operating expenses are allocated to the segments primarily based on revenue.

The Company's segments are distinct business units that offer different products and services. Each is managed separately and each has a different client base that requires a different approach to the sales and marketing process. In addition, Career Networks is an established business unit whereas Enterprise Workforce Services is a developing business unit, which requires significantly more investment in time and resources.

During fiscal 2005, the Company changed its reportable segments. In previous years, outplacement services was considered a separate reportable segment (Career Transition Services), and recruitment services and resume management services were included in the Enterprise Workforce Services segment. During fiscal 2005 subsequent to various acquisitions, the change was made to more accurately reflect how management evaluates the business. The fiscal 2004 segment information has been reclassified to conform to the current year presentation.

The following is a summary of the Company's operations by business segment and by geographic region for the years ended May 31, 2005 and 2004:

Business Segment
                                Enterprise
                                Workforce         Career
                                 Services         Networks          Total
                               ------------     ------------     ------------

Year ended May 31, 2005
Revenue                        $ 17,886,559     $  8,932,028     $ 26,818,587
Expenses                         32,713,958       10,030,761       42,744,719
                               ------------     ------------     ------------
Business segment loss          $(14,827,399)    $ (1,098,733)     (15,926,132)
                               ============     ============
Other income/(expenses) and
     impact of income taxes                                           767,157
                                                                 ------------
Net loss                                                         $(15,158,975)
                                                                 ============

                                             Enterprise
                                             Workforce        Career
                                              Services       Networks         Total
                                             -----------    -----------    -----------
As at May 31, 2005
Business segment assets                      $ 4,714,196    $   737,873    $ 5,452,069
Intangible assets                             12,721,282         93,243     12,814,525
Goodwill                                      29,825,840     12,457,602     42,283,442
                                             -----------    -----------    -----------
                                             $47,261,318    $13,288,718     60,550,036
                                             ===========    ===========
Assets not allocated to business segments                                   15,107,327
                                                                           -----------
Total assets                                                               $75,657,363
                                                                           ===========

                                Enterprise
                                Workforce         Career
                                 Services         Networks           Total
                               ------------     ------------     ------------

Year ended May 31, 2004
Revenue                        $  7,181,564     $  9,985,316     $ 17,166,880
Expenses                         10,245,149       11,557,729       21,802,878
                               ------------     ------------     ------------
Business segment loss          $ (3,063,585)    $ (1,572,413)      (4,635,998)
                               ============     ============
Other income/(expenses) and
     impact of income taxes                                          (900,901)
                                                                 ------------
Net loss                                                         $ (5,536,899)
                                                                 ============

                                              Enterprise
                                              Workforce        Career
                                               Services       Networks       Total
                                             -----------    -----------    -----------
As at May 31, 2004
Business segment assets                      $ 3,203,269    $   696,343    $ 3,899,612
Intangible assets                              8,860,471        382,146      9,242,617
Goodwill                                      16,375,409     12,223,297     28,598,706
                                             -----------    -----------    -----------
                                             $28,439,149    $13,301,786     41,740,935
                                             ===========    ===========
Assets not allocated to business segments                                    7,141,512
                                                                           -----------
Total assets                                                               $48,882,447
                                                                           ===========

Geographic
                                     Canada       United States       Total
                                    ----------    -------------     ------------

Year ended May 31, 2005
Revenue                            $ 2,184,951    $ 24,633,636     $ 26,818,587
Expenses                             2,675,726      40,068,993       42,744,719
                                   -----------    ------------     ------------
Geographical loss                  $  (490,775)   $(15,435,357)     (15,926,132)
                                    ==========    ============
Other income/(expenses) and
     impact of income taxes                                             767,157
                                                                   ------------
Net loss                                                           $(15,158,975)
                                                                   ============

                                    Canada        United States       Total
                                    ----------    -------------     ------------
As at May 31, 2005
Long-lived assets                     $641,040     $55,770,829       $56,411,869
                                    ==========    ============
Other assets                                                          19,245,494
                                                                     -----------
Total assets                                                         $75,657,363
                                                                     ===========

                                     Canada        United States       Total
                                   -----------    -------------     ------------

Year ended May 31, 2004
Revenue                             $1,980,517    $ 15,186,363     $ 17,166,880
Expenses                             1,908,646      19,894,232       21,802,878
                                    ----------    ------------     ------------
Geographical loss                   $   71,871    $ (4,707,869)      (4,635,998)
                                    ==========    ============
Other income/(expenses) and
     impact of income taxes                                            (900,901)
                                                                   ------------
Net loss                                                           $ (5,536,899)
                                                                   ============

                                     Canada       United States        Total
                                   -----------    -------------     ------------
As at May 31, 2004
Long-lived assets                   $706,902       $38,642,637       $39,349,539
                                    ========       ===========
Other assets                                                           9,532,908
                                                                     -----------
Total assets                                                         $48,882,447
                                                                     ===========

Note 15. Retirement Plans

The Company has four 401(k) plans that cover all eligible employees. The Company is not required to contribute to the plan and has made no contributions to date.

Note 16.   Quarterly Results (Unaudited)

The following table summarizes selected quarterly data of the Company for the years ended May 31, 2005 and 2004:

                                                        Quarter Ended
                                 ---------------------------------------------------------------
                                  August 31,      November 30,     February 28,       May 31,
                                     2004             2004             2005             2005
                                 ------------     ------------     ------------     ------------
Revenues, net                    $  5,719,129     $  7,147,824     $  6,874,735     $  7,076,899
Gross profit                        4,647,302        4,953,326        4,962,384        5,241,595
 Net loss for the period         $ (2,508,326)    $ (2,849,376)    $ (3,554,351)    $ (6,246,922)

Weighted average number of
    common shares outstanding
    during the period              37,140,857       41,385,822       46,498,415       48,824,747
                                 ============     ============     ============     ============
Basic and diluted net loss
    per common share             $      (0.07)    $      (0.07)    $      (0.08)    $      (0.13)
                                 ============     ============     ============     ============

                                                          Quarter Ended
                                 ---------------------------------------------------------------
                                  August 31,      November 30,     February 29,      May 31,
                                    2003             2003             2004             2004
                                 ------------     ------------     ------------     ------------
Revenues, net                    $  4,178,514     $  4,261,771     $  4,169,074     $  4,557,521
Gross profit                        3,735,164        3,872,364        3,812,584        4,159,779
 Net loss for the period         $ (1,749,559)    $ (1,082,877)    $ (1,796,317)    $   (908,146)

Weighted average number of
    common shares outstanding
    during the period              21,777,379       22,407,020       26,912,938       29,038,713
                                 ============     ============     ============     ============
Basic and diluted net loss
    per common share             $      (0.08)    $      (0.05)    $      (0.07)    $      (0.03)
                                 ============     ============     ============     ============

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      None.

ITEM 9A. CONTROLS AND PROCEDURES

As of the end of fiscal 2005, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of our disclosure controls and procedures. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms. There were no changes during the fourth quarter of fiscal 2005 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.


Report of Management on Financial Statements

The Company's management is responsible for preparing the accompanying consolidated financial statements in conformity with accounting principles generally accepted in the United States of America ("GAAP"). In preparing these consolidated financial statements, management selects appropriate accounting policies and uses its judgment and best estimates to report events and transactions as they occur. Management has determined such amounts on a reasonable basis in order to ensure that the financial statements are presented fairly, in all material respects. Financial data included throughout this annual report is prepared on a basis consistent with that of the consolidated financial statements.

PricewaterhouseCoopers LLP, the independent registered public accounting firm appointed by the the Board of Directors and ratified by the stockholders, have been engaged to conduct an integrated audit of the consolidated financial statements and internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States), and have expressed their opinions thereon. The Board of Directors is responsible for ensuring that management fulfills its responsibility for financial reporting and internal control over financial reporting, and is ultimately responsible for reviewing and approving the consolidated financial statements. The Board carries out this responsibility principally through its Audit Committee which is comprised of outside Directors. The Committee meets at least four times annually to review audited and unaudited financial information prior to its public release. The Committee also considers, for review by the Board of Directors and approval by the stockholders, the engagement or reappointment of the external auditors. PricewaterhouseCoopers LLP has full and free access to the Audit Committee.

Management acknowledges its responsibility to provide financial information that is representative of the Company's operations, is consistent and reliable, and is relevant for the informed evaluation of the Company's activities.

Report of Management on Internal Control over Financial Reporting

The Company's management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. Internal control over financial reporting is a set of processes designed by, or under the supervision of, the Company's CEO and CFO, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles in the United States of America and includes those policies and procedures that:

      o Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect our transactions and dispositions of our assets:

      o Provide reasonable assurance our transactions are recorded as necessary to permit preparation of our financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures are being made only in accordance with authorizations of our management and directors; and

      o Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statement.

Under the supervision and with the participation of the Company's management, including the Company's CEO and CFO, the Company conducted an assessment of the effectiveness of its internal control over financial reporting based on criteria established in "Internal Control-Integrated Framework" issued by the Committee of Sponsoring Organizations of the Treadway Commission, also known as COSO. Based on this assessment, management concluded that the Company's internal control over financial reporting was effective as of May 31, 2005 based on those criteria.

ProAct Technologies, Inc., Bravanta, Inc., HR Soft, Inc., and PeopleBonus, Inc. (collectively referred to as "the acquired businesses") have been excluded from management's assessment of internal controls as of May 31, 2005, because they were acquired by the Company during the current fiscal year and it was not possible for management to conduct an assessment of the related internal control over financial reporting in the period between the consummation date of the acquisitions and the date of management's assessment. The acquired businesses represented total assets and net loss of $22.4 million and $5.3 million, respectively, of the Company's related consolidated financial statement amounts as of and for the year ended May 31, 2005.

Management's assessment of the effectiveness of the Company's internal control over financial reporting as of May 31, 2005 has been audited by PricewaterhouseCoopers LLP, the Company's independent registered public accounting firm as stated in their report which is included on page45 of this annual report on Form 10-K for the year ended May 31, 2005.

/s/ Michael Mullarkey                   /s/ Stephen E. Lerch

Michael Mullarkey                       Stephen E. Lerch
Chairman and Chief Executive Officer    Executive Vice President, Chief
                                        Operating Officer and Chief
                                        Financial Officer

August 15, 2005

Attestation Report of the Registered Public Accounting Firm

Refer to the Report of Independent Registered Public Accounting Firm on page 45.

ITEM 9B. OTHER INFORMATION

None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

      The information required by this item will be incorporated by reference from our definitive proxy statement for our 2005 annual meeting of shareholders, which will be filed within 120 days after the end of the fiscal year covered by this report.

ITEM 11. EXECUTIVE COMPENSATION

      The information required by this item will be incorporated by reference from our definitive proxy statement for our 2005 annual meeting of shareholders, which will be filed within 120 days after the end of the fiscal year covered by this report.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

      The information required by this item will be incorporated by reference from our definitive proxy statement for our 2005 annual meeting of shareholders, which will be filed within 120 days after the end of the fiscal year covered by this report.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      The information required by this item will be incorporated by reference from our definitive proxy statement for our 2005 annual meeting of shareholders, which will be filed within 120 days after the end of the fiscal year covered by this report.

ITEM 14. PRINCIPAL ACCOUNTANTS FEES AND SERVICES

      The information required by this item will be incorporated by reference from our definitive proxy statement for our 2005 annual meeting of shareholders, which will be filed within 120 days after the end of the fiscal year covered by this report.

                                     PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)   Documents filed as part of this report:

      1.    Financial Statements for the Year Ended May 31, 2005. (See Page 47)

      2.    Financial Statement Schedule. (None)

      3.    Exhibits.

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

4.18 Registration Rights Agreement dated December 15, 2004 among Workstream, Rubicon Master Fund, Union Spring Fund Ltd., Sunrise Equity Partners, LP, Sunrise Foundation Trust and Nathan A. Low (incorporated by reference to Exhibit 4.1 to the current report on Form 8-K filed December 21, 2004).

4.19 Form of Warrant issued on December 15, 2004 (incorporated by reference to Exhibit 4.2 to the current report on Form 8-K filed December 21, 2004).

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

10.8** Employment Agreement dated as of April 4, 2005 between Workstream, Inc. and Stephen Lerch (incorporated by reference to Exhibit 10.1 to the current report on Form 8-K filed April 7, 2005).

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

10.27 Securities Purchase Agreement dated December 15, 2004 among Workstream, Rubicon Master Fund, Union Spring Fund Ltd., Sunrise Equity Partners, LP, Sunrise Foundation Trust and Nathan A. Low (incorporated by reference to Exhibit 10.1 to the current report on Form 8-K filed December 21, 2004).

10.28 Agreement and Plan of Merger dated June 29, 2004 among Workstream, Workstream Acquisition IV, Inc. and Bravanta, Inc. (incorporated by reference to Exhibit 2.1 to the current report on Form 8-K filed August 11, 2004).

10.29 Asset Purchase Agreement dated December 20, 2004 among Workstream, Workstream USA, Inc. and ProAct Technologies Corporation (incorporated by reference to Exhibit 10.1 to the current report on Form 8-K filed January 6, 2005).

10.30 Amendment to Asset Purchase Agreement dated December 30, 2004 among Workstream, Workstream USA, Inc. and ProAct Technologies Corporation (incorporated by reference to Exhibit 10.2 to the current report on Form 8-K filed January 6, 2005).

10.31 Registration Rights Agreement dated December 30, 2004 between Workstream and ProAct Technologies Corporation (incorporated by reference to Exhibit 10.3 to the current report on Form 8-K filed January 6, 2005).

10.32 Promissory Note dated December 30, 2004 issued to ProAct Technologies Corporation (incorporated by reference to Exhibit 10.4 to the current report on Form 8-K filed January 6, 2005).

10.33 Asset Purchase Agreement dated August 31, 2004 among Workstream, Workstream USA, Inc. and Peoplebonus.com, Inc. (incorporated by reference to Exhibit 10.1 to the quarterly report on Form 10-Q for the quarter ended August 31, 2004).

21.1        List of Subsidiaries.*

23.1        Consent of PricewaterhouseCoopers LLP.*

31.1        Certifications pursuant to Rule 13a-14(a)/15d-14(a).*

32.1        Certifications pursuant to 18 U.S.C. Section 1350.* -

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

                                        Dated: August 15, 2005

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                                Title                                           Date
---------                                -----                                           ----
/s/ Michael Mullarkey            Chairman of the Board of                           August 15, 2005
--------------------------       Directors and Chief Executive
Michael Mullarkey                Officer (Principal Executive Officer)

/s/ Stephen Lerch                Executive Vice President                           August 15, 2005
--------------------------       Chief Financial Officer/Chief Operating Officer
Stephen Lerch                    (Principal Financial and Accounting Officer)



/s/ Arthur Halloran              Director                                           August 15, 2005
--------------------------
Arthur Halloran

/s/ Matthew Ebbs                 Director                                           August 15, 2005
--------------------------
Matthew Ebbs

/s/ Michael A. Gerrior           Director                                           August 15, 2005
--------------------------
Michael A. Gerrior

/s/ Thomas Danis                 Director                                           August 15, 2005
--------------------------
Thomas Danis

/s/ Cholo Manso                  Director                                           August 15, 2005
--------------------------
Cholo Manso

/s/ Steve Singh                  Director                                           August 15, 2005
--------------------------
Steve Singh