Form 10-Q
period 2005-08-31
WORKSTREAM INC
filed 2005-10-11
CIK 1095266

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2005

                                       OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________________ to ____________________

                        Commission file number 001-15503

                                 WORKSTREAM INC.
             (Exact name of Registrant as specified in its charter)

                  Canada                                       N/A
       -------------------------------                  -------------------
       (State or Other Jurisdiction of                    (IRS Employer
       Incorporation or Organization)                   Identification No.)

 495 March Road, Suite 300, Ottawa, Ontario                     K2K 3G1
 -------------------------------------------                    -------
  (Address of Principal Executive Offices)                    (Zip Code)

                                 (613) 270-0619
              (Registrant's Telephone Number, Including Area Code)


              (Former Name, Former Address and Former Fiscal Year,
                         if Changed Since Last Report)

      Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

      Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes |X| No |_|

      As of October 8, 2005, there were 49,194,178 common shares, no par value, outstanding, excluding 108,304 common shares held in escrow.

      Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes |_| No |X|

                                 WORKSTREAM INC.

                                TABLE OF CONTENTS

                                                                        Page No.
Part I.  Financial Information
         Item 1. Unaudited Consolidated Financial Statements
                 Consolidated Balance Sheets as of
                     August 31, 2005 and May 31, 2005 ........................2
                 Unaudited Consolidated Statements of Operations for
                     the Three Months Ended August 31, 2005 and 2004 .........3
                 Unaudited Consolidated Statements of Cash Flows
                     for the Three Months Ended August 31, 2005 and 2004 .....4
                 Notes to Unaudited Consolidated Financial Statements ........5
         Item 2. Management's Discussion and Analysis of Financial
                    Condition and Results of Operations ......................17
         Item 3. Quantitative and Qualitative Disclosures About Market Risk ..22
         Item 4. Controls and Procedures .....................................22
Part II. Other Information
         Item 1. Legal Proceedings ...........................................23
         Item 6. Exhibits ....................................................23
         Signatures
         Exhibit 31.1
         Exhibit 31.2
         Exhibit 32.1
         Exhibit 32.2

PART I. - FINANCIAL INFORMATION
ITEM 1 - UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

WORKSTREAM INC.
CONSOLIDATED BALANCE SHEETS

                                                          August 31, 2005    May 31, 2005
                                                          ------------------------------
                                                           (unaudited)
ASSETS
Current assets:
  Cash and cash equivalents                               $   8,828,790    $  11,811,611
  Restricted cash                                             2,966,709        3,063,368
  Short-term investments                                        291,813          312,322
  Accounts receivable, net                                    3,046,906        3,388,501
  Prepaid expenses and other assets                             670,751          669,692
                                                          ------------------------------
      Total current assets                                   15,804,969       19,245,494
Property and equipment, net                                   1,264,196        1,224,332
Other assets                                                    103,052           89,570
Acquired intangible assets, net                              11,105,600       12,814,525
Goodwill                                                     42,284,766       42,283,442
                                                          ------------------------------

TOTAL ASSETS                                              $  70,562,583    $  75,657,363
                                                          ==============================

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                        $   2,262,513    $   2,520,038
  Accrued liabilities                                         1,960,074        1,658,155
  Line of credit                                              2,261,029        2,326,612
  Accrued compensation                                          965,521          916,101
  Current portion of long-term obligations                      247,924        1,738,966
  Deferred revenue                                            3,557,050        3,366,120
                                                          ------------------------------
      Total current liabilities                              11,254,111       12,525,992
Long-term obligations                                           159,398          192,258
                                                          ------------------------------
         Total liabilities                                   11,413,509       12,718,250

Commitments and contingencies                                        --               --

STOCKHOLDERS' EQUITY
  Common stock, no par value: 49,194,178 and 49,182,772
   shares issued and outstanding, respectively              109,030,194      109,019,358
  Additional paid-in capital                                  7,506,376        7,506,376
  Accumulated other comprehensive loss                         (891,027)        (928,303)
  Accumulated deficit                                       (56,496,469)     (52,658,318)
                                                          ------------------------------
Total stockholders' equity                                   59,149,074       62,939,113
                                                          ------------------------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                $  70,562,583    $  75,657,363
                                                          ==============================

See accompanying notes to these consolidated financial statements.

WORKSTREAM INC.
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

                                                       Three Months ended August 31,
                                                           2005            2004
                                                       ----------------------------
Enterprise Workforce Services                          $  4,530,983    $  3,115,588
Career Networks                                           1,811,143       2,603,541
                                                       ----------------------------
  Revenues, net                                           6,342,126       5,719,129
Cost of revenues (exclusive of
 depreciation expense as shown below)                     1,940,832       1,071,827
                                                       ----------------------------

    Gross profit                                          4,401,294       4,647,302
                                                       ----------------------------

Operating expenses:

Selling and marketing                                     1,466,826       1,727,105

General and administrative                                3,919,674       3,488,015

Research and development                                    959,413         404,693

Amortization and depreciation                             1,891,324       1,863,604
                                                       ----------------------------
    Total operating expenses                              8,237,237       7,483,417
                                                       ----------------------------

                                                         (3,835,943)     (2,836,115)
                                                       ----------------------------

Interest and other income                                    73,143           8,595
Interest and other expense                                  (30,691)        (91,526)
                                                       ----------------------------
    Other income (expense), net                              42,452         (82,931)
                                                       ----------------------------

Loss before income tax                                   (3,793,491)     (2,919,046)

Recovery of deferred income taxes                                --         418,285
Current income tax expense                                  (44,660)         (7,565)
                                                       ----------------------------
NET LOSS FOR THE PERIOD                                $ (3,838,151)   $ (2,508,326)
                                                       ============================

Weighted average number of common shares outstanding     49,193,310      37,140,857
                                                       ============================

Basic and diluted net loss per share                   $      (0.08)   $      (0.07)
                                                       ============================

See accompanying notes to these consolidated financial statements.

WORKSTREAM INC.
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                Three Months ended August 31,
                                                                    2005            2004
                                                                ----------------------------
Cash provided by (used in) operating activities:
Net loss for the period                                         $ (3,838,151)   $ (2,508,326)
Adjustments to reconcile net loss to net cash used in
 operating activities:
Amortization and depreciation                                      1,900,123       1,851,115
Non-cash interest on convertible notes and notes payable                  --          51,636
Provision for bad debt                                                72,432          39,262
Recovery of deferred income taxes                                         --        (418,285)
Non-cash payment to consultants                                       40,779              --
Net change in operating components of working capital:
  Accounts receivable                                                283,228        (583,684)
  Prepaid expenses and other assets                                  (73,940)        243,456
  Accounts payable and accrued expenses                               80,600      (1,468,614)
  Deferred revenue                                                   179,856         283,625
                                                                ----------------------------
Net cash used in operating activities                             (1,355,073)     (2,509,815)
                                                                ----------------------------

Cash provided by (used in) investing activities:
Purchase of property and equipment                                  (230,833)        (47,093)
Cash paid for business combinations                                       --      (2,146,679)
(Increase)/decrease in restricted cash                               239,646        (158,414)
Sale of short-term investments                                        39,966         158,414
                                                                ----------------------------
Net cash provided by (used in) investing activities                   48,779      (2,193,772)
                                                                ----------------------------

Cash provided by (used in) financing activities:
Proceeds from exercise of options and warrants                        10,836          51,455
Proceeds from share and warrants issuance                                 --       9,999,988
Cost related to the registration and issuance of common stock             --         (64,834)
Repayment of long-term obligations                                (1,519,698)       (757,592)
Line of credit, net activity                                        (195,802)        185,703
                                                                ----------------------------
Net cash (used in) provided by financing activities               (1,704,664)      9,414,720
                                                                ----------------------------

Effect of exchange rate changes on cash and cash equivalents          28,137          40,010
                                                                ----------------------------

Net (decrease) increase in cash and cash equivalents              (2,982,821)      4,751,143
Cash and cash equivalents, beginning of period                    11,811,611       4,338,466
                                                                ----------------------------

Cash and cash equivalents, end of period                        $  8,828,790    $  9,089,609
                                                                ============================

See accompanying notes to these consolidated financial statements.

WORKSTREAM INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Description of Company and Significant Accounting Policies

Description of the Company

Workstream Inc. ("Workstream" or the "Company"), is a provider of services and web-based software for Human Capital Management ("HCM"). HCM is the process by which companies recruit, train, evaluate, motivate and retain their employees. Workstream offers software and services that address the needs of companies to more effectively manage their human capital management function. Workstream has two distinct reporting units: Enterprise Workforce Services and Career Networks. The Enterprise Workforce Services segment offers a complete suite of HCM software solutions, which includes recruitment, benefits administration and enrollment, performance management, succession planning, compensation management and employee awards and discount programs. The Career Networks segment offers recruitment research, resume management and outplacement services. In addition, Career Networks provides services through a web-site where job-seeking senior executives can search job databases and post their resumes, and companies and recruiters can post position openings and search for qualified senior executive candidates. Workstream conducts its business in the United States and Canada.

Unaudited Interim Financial Information

The accompanying consolidated balance sheet as of August 31, 2005 and the consolidated statements of operations and cash flows for the three months ended August 31, 2005 and 2004 are unaudited but include all adjustments (consisting of normal recurring adjustments) that are, in the opinion of management, necessary for a fair presentation of our financial position at such dates and our results of operations and cash flows for the periods then ended, in conformity with accounting principles generally accepted in the United States ("GAAP"). The consolidated balance sheet as of May 31, 2005 has been derived from the audited consolidated financial statements at that date but, in accordance with the rules and regulations of the United States Securities and Exchange Commission ("SEC"), does not include all of the information and notes required by GAAP for complete financial statements. Operating results for the three months ended August 31, 2005 are not necessarily indicative of results that may be expected for the entire fiscal year. The financial statements should be read in conjunction with the financial statements and notes for the fiscal year ended May 31, 2005 included in the Company's Form 10-K filed with the Securities and Exchange Commission on August 15, 2005.

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

Reclassifications

Certain prior period amounts have been reclassified to conform to the current period presentation.

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

Property and Equipment

Property and equipment are recorded at cost. Depreciation is based on the estimated useful life of the asset and is recorded as follows:

      Furniture and fixtures.........  5 years straight line
      Office equipment...............  5 years straight line
      Computers and software.........  3 years straight line
      Leasehold improvements.........  Shorter of lease term or useful life

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

Subscription revenues primarily consist of the following: fees for maintenance services on license arrangements; fees for hosting services; and, amortization of one-time set up fees. Maintenance and hosting fees are billed in advance on a monthly, quarterly or annual basis. Quarterly and annual payments are deferred and recognized monthly over the service period on a straight-line basis. Set up fees are deferred and recognized monthly on a straight-line basis over the contractual lives, which approximates the expected lives of the customer relationships.

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

One of the software applications offered by the Company allows customer companies to offer rewards and benefits (discounted goods and tickets) in an effort to promote employee retention. The Company generates subscription revenues from the customer company. In addition, the Company generates revenue from the sale of products and tickets to the customers' employees through a website. The Company recognizes revenue when all of the revenue recognition criteria are met, which is typically when the goods are shipped and title has transferred.

For outplacement services, the Company bills the client 50% when the assignment starts and the remaining 50% when the assignment is completed. The Company recognizes revenue when all of the revenue recognition criteria are met, which is typically when services have been completed.

For resume management services and recruitment services, the Company bills its clients for job postings and matching of resumes per descriptions that the client provides and for quantity-based job posting packages. The Company recognizes revenue when all of the revenue recognition criteria are met, which is typically when the services have been completed.

Accounting for Stock-Based Compensation

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

Pro forma information regarding the results of operations is determined as if the Company had accounted for its employee stock options using the fair-value method. The fair value of options granted was estimated at the date of grant using the Black Scholes option pricing model with the following assumptions:

                                                   Three Months ended
                                                       August 31,
                                                  ------------------
                                                   2005       2004
                                                  -------    -------

      Weighted-average risk free interest rates      4.02%      3.73%
      Expected dividend yield                           0%         0%
      Weighted-average expected volatility             82%        70%
      Expected life (in years)                        3.5        3.5

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

The following reflects the impact on results of operations if the Company had recorded additional compensation expense relating to the employee stock options:

                                                  Three Months ended August 31,
                                                    2005              2004
                                                 ------------------------------

Net loss, as reported                            $ (3,838,151)     $ (2,508,326)
Estimated incremental share based
     compensation expense                            (221,170)         (129,176)
                                                 ------------------------------
Net loss, pro forma                              $ (4,059,321)     $ (2,637,502)
                                                 ==============================
Weighted average common shares
     outstanding during the period                 49,193,310        37,140,857
                                                 ==============================

Basic and diluted loss per share:
     As reported                                 $      (0.08)     $      (0.07)
                                                 ==============================
     Proforma                                    $      (0.08)     $      (0.07)
                                                 ==============================

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

Foreign Currency Translation

The parent company is located in Canada, and the functional currency of the parent company is the Canadian dollar. The Company's subsidiaries use their local currency, which is the U.S. dollar, as their functional currency. Adjustments resulting from translating foreign functional currency financial statements into U.S. dollars are recorded as a separate component of stockholders' equity. Foreign currency transaction gains and losses are included in net loss for the period and have not been material during first quarter 2006 and fiscal 2005. All assets and liabilities denominated in a foreign currency are translated into U.S. dollars at the exchange rate on the balance sheet date. Revenues and expenses are translated at the average exchange rate during the period. Equity transactions are translated using historical exchange rates.

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

Fair Value of Financial Instruments

The carrying amounts of the Company's financial instruments, including cash and cash equivalents, short-term investments, restricted cash, accounts receivable, accounts payable, and accrued expenses, approximate their fair values due to their short maturities. Based on borrowing rates currently available to the Company for similar terms, the carrying value of the line of credit and long-term obligations approximate fair value.

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

Note 2. Allowance for Doubtful Accounts

The following presents the details of the change in the allowance for doubtful accounts:

                                              Three Months ended    Year ended
                                                August 31, 2005    May 31, 2005
                                              ---------------------------------

Balance at beginning of the period                 $ 495,402        $  21,509
Charged to costs and expenses                         72,432          577,362
Write-offs and effect of exchange rate                (1,789)        (103,469)
                                              ---------------------------------
Balance at end of the period                       $ 566,045        $ 495,402
                                              =================================

The Company assesses the adequacy of the allowance for doubtful accounts balance based on historical experience. Any adjustments to this account are reflected in the statement of operations as a general and administrative expense.

Note 3. Acquired Intangible Assets

Acquired intangible assets consist of the following:

                                        August 31, 2005                 May 31, 2005
                                 ----------------------------   ----------------------------
                                                 Accumulated                    Accumulated
                                    Cost         Amortization       Cost        Amortization
                                 ----------------------------   ----------------------------
Customer base                    $  7,561,712    $  4,735,557   $  7,561,712    $  4,360,465
Acquired technologies              21,592,299      14,071,938     21,592,299      12,804,243
Intellectual property               1,322,760         563,676      1,322,760         497,538
                                 ----------------------------   ----------------------------
                                   30,476,771    $ 19,371,171     30,476,771    $ 17,662,246
                                                 ============                   ============
Less accumulated amortization     (19,371,171)                   (17,662,246)
                                 ------------                   ------------
Net acquired intangible assets   $ 11,105,600                   $ 12,814,525
                                 ============                   ============

Amortization expense for acquired intangible assets was $1,708,925 and $1,629,430 for the three months ended August 31, 2005 and 2004, respectively. The estimated amortization expense related to acquired intangible assets in existence as of August 31, 2005 is as follows:

      Remainder of Fiscal 2006:  $  4,069,058
                   Fiscal 2007:     5,074,886
                   Fiscal 2008:     1,767,156
                   Fiscal 2009:       173,000
                   Fiscal 2010:        21,500
                                 -------------
                                 $ 11,105,600
                                 =============

Note 4. Goodwill

The following represents the detail of the changes in the goodwill account for the year ended May 31, 2005 and the three months ended August 31, 2005:

                                             Enterprise
                                              Workforce      Career
                                              Services      Networks       Total
                                             ---------------------------------------
Goodwill at May 31, 2004                     $16,375,409   $12,223,297   $28,598,706
Acquisitions during the year                  10,617,019            --    10,617,019
Contingent consideration                       2,532,111       234,305     2,766,416
Purchase price allocation adjustments made
 within one year of acquisition date             301,301            --       301,301
                                             ---------------------------------------
Goodwill at May 31, 2005                      29,825,840    12,457,602    42,283,442
Purchase price allocation adjustments made
 within one year of acquisition date               1,324            --         1,324
                                             ---------------------------------------
Goodwill at August 31, 2005                  $29,827,164   $12,457,602   $42,284,766
                                             =======================================

Note 5. Contingencies

In July 2005, a direct competitor filed a complaint against the Company in U.S. District Court in the District of Massachusetts. The plaintiff asserts that Workstream interfered with the contractual relationship between it and a former member of its executive management team. Management believes that this action will not have a materially adverse effect on the Company's business.

On or about August 10, 2005, a class action lawsuit was filed against the Company, its Chief Executive Officer and its former Chief Financial Officer in the United States District Court for the Southern District of New York. The action, brought on behalf of a purported class of purchasers of the Company's common shares during the period from January 14, 2005 to and including April 14, 2005, alleges, among other things, that management provided the market misleading guidance as to anticipated revenues for the quarter ended February 28, 2005, and failed to correct this guidance on a timely basis. The action claims violations of Section 10(b) of the Securities and Exchange Act and Rule 10b-5 promulgated thereunder, as well as Section 20(a) of the Exchange Act, and seeks compensatory damages in an unspecified amount as well as the award of reasonable costs and expenses, including counsel and expert fees and costs. The case is in its earliest stage, and the Company intends to vigorously defend the action. Management is of the view that such possible effect cannot be reasonably estimated at this time.

The Company is subject to other legal proceedings and claims which arise in the ordinary course of business. The Company does not believe that the resolution of such actions will materially affect the Company's business, results of operations or financial condition.

Note 6. Comprehensive Loss

Components of comprehensive loss were as follows:

                                                         Three Months ended August 31,
                                                            2005           2004
                                                         --------------------------
Net loss for the period                                  $(3,838,151)   $(2,508,326)
Other comprehensive income:
  Cumulative translation adjustment (net of tax of $0)        37,276         80,726
                                                         --------------------------

Comprehensive loss for the period                        $(3,800,875)   $(2,427,600)
                                                         ==========================

Note 7. Segmented and Geographic Information

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

During the fourth quarter of fiscal 2005, the Company changed its reportable segments. Prior to the change, outplacement services were considered a separate reportable segment (Career Transition Services), and recruitment services and resume management services were included in the Enterprise Workforce Services segment. The change was made to more accurately reflect how management evaluates the business. The fiscal 2004 segment information has been reclassified to conform to the current year presentation.

The following is a summary of the Company's operations by business segment and by geographic region for the three-month periods ended August 31, 2005 and 2004:

Business Segments

                                        Enterprise
                                         Workforce      Career
                                         Services       Networks         Total
                                        -----------------------------------------
Three Months ended August 31, 2005
Revenue                                 $ 4,530,983    $ 1,811,143    $ 6,342,126
Cost of revenues                          1,744,634        196,198      1,940,832
                                        -----------------------------------------
     Gross profit                         2,786,349      1,614,945      4,401,294
Expenses                                  4,478,581      1,867,332      6,345,913
Amortization and depreciation             1,853,804         37,520      1,891,324
                                        -----------------------------------------
     Business segment loss              $(3,546,036)   $  (289,907)    (3,835,943)
                                        ==========================
Other income/(expenses) and impact of
     income taxes                                                          (2,208)
                                                                      -----------
Net loss                                                              $(3,838,151)
                                                                      ===========

                                            Enterprise
                                             Workforce      Career
                                             Services      Networks       Total
                                            ---------------------------------------
As at August 31, 2005
Business segment assets                     $ 4,447,855   $   637,050   $ 5,084,905
Intangible assets                            11,031,827        73,773    11,105,600
Goodwill                                     29,827,164    12,457,602    42,284,766
                                            ---------------------------------------
                                            $45,306,846   $13,168,425    58,475,271
                                            =========================
Assets not allocated to business segments                                12,087,312
                                                                        -----------

Total assets                                                            $70,562,583
                                                                        ===========

                                      Enterprise
                                       Workforce        Career
                                       Services        Networks        Total
                                      -----------------------------------------

Three Months ended August 31, 2004
Revenue                               $ 3,115,588    $ 2,603,541    $ 5,719,129
Cost of revenues                          801,590        270,237      1,071,827
                                      -----------------------------------------
     Gross profit                       2,313,998      2,333,304      4,647,302
Expenses                                3,215,266      2,404,547      5,619,813
Amortization and depreciation           1,628,589        235,015      1,863,604
                                      -----------------------------------------
     Business segment loss            $(2,529,857)   $  (306,258)    (2,836,115)
                                      ==========================
Other income/(expense) and impact of
     income taxes                                                       327,789
                                                                    -----------
Net loss                                                            $(2,508,326)
                                                                    ===========

                                            Enterprise
                                             Workforce      Career
                                              Services     Networks        Total
                                            ---------------------------------------
As at May 31, 2005
Business segment assets                     $ 4,714,196   $   737,873   $ 5,452,069
Intangible assets                            12,721,282        93,243    12,814,525
Goodwill                                     29,825,840    12,457,602    42,283,442
                                            ---------------------------------------
                                            $47,261,318   $13,288,718    60,550,036
                                            =========================
Assets not allocated to business segments                                15,107,327
                                                                        -----------
Total assets                                                            $75,657,363
                                                                        ===========

Geographic

                                          Canada        United States      Total
                                        --------------------------------------------
Three Months ended August 31, 2005
Revenue                                 $    567,694    $  5,774,432    $  6,342,126
Expenses                                   1,393,937       8,784,132      10,178,069
                                        --------------------------------------------
Geographical loss                       $   (826,243)   $ (3,009,700)     (3,835,943)
                                        ============================
Other income/(expenses) and impact of
     income taxes                                                             (2,208)
                                                                        ------------
Net loss                                                                $ (3,838,151)
                                                                        ============

                                           Canada     United States     Total
                                         ---------------------------------------
As at August 31, 2005
Long-lived assets                        $   779,141   $53,978,473   $54,757,614
                                         =========================
Other assets                                                          15,804,969
                                                                     -----------
Total assets                                                         $70,562,583
                                                                     ===========

                                          Canada    United States      Total
                                       ----------------------------------------
Three Months ended August 31, 2004
Revenue                                $   534,790   $ 5,184,339    $ 5,719,129
Expenses                                   504,796     8,050,448      8,555,244
                                       ----------------------------------------
     Geographical loss                 $    29,994   $(2,866,109)    (2,836,115)
                                       =========================
Other income/(expenses) and impact of
     income taxes                                                       327,789
                                                                    -----------
Net loss                                                            $(2,508,326)
                                                                    ===========

                                           Canada     United States     Total
                                         ---------------------------------------
As at May 31, 2005
Long-lived assets                        $   641,040   $55,770,829   $56,411,869
                                         =========================
Other assets                                                          19,245,494
                                                                     -----------
Total assets                                                         $75,657,363
                                                                     ===========

Note 8. Net Income (Loss) per Share

Because the Company reported a net loss during the three month periods ended August 31, 2005 and 2004, the Company excluded the impact of its common stock equivalents in the computation of dilutive earnings per share for these periods, as their effect would be anti-dilutive. The following outstanding instruments could potentially dilute basic earnings per share in the future:

                                                                 August 31, 2005
                                                                    ---------
Stock options                                                       2,193,337
Escrowed shares                                                       108,304
Warrants                                                            3,570,833
                                                                    ---------
Potential increase in number of shares from dilutive instruments    5,872,474
                                                                    =========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD LOOKING STATEMENTS

      Certain statements discussed in Item 2 (Management's Discussion and Analysis of Financial Condition and Results of Operations), and Item 3 (Quantitative and Qualitative Disclosures About Market Risk) and elsewhere in this Form 10-Q constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements concerning Management's expectations, strategic objectives, business prospects, anticipated economic performance and financial condition and other similar matters involve known and unknown risks, uncertainties and other important factors that could cause the actual results, performance or achievements of results to differ materially from any future results, performance or achievements discussed or implied by such forward-looking statements. Such risks, uncertainties and other important factors are described in Item 7 (Management's Discussion and Analysis of Financial Condition and Results of Operations) of the Company's Form 10-K for the fiscal year ended May 31, 2005. The words "estimate," "project," "intend," "believe," "plan" and similar expressions are intended to identify forward-looking statements. Forward-looking statements speak only as of the date of the document in which they are made. The Company disclaims any obligation or undertaking to provide any updates or revisions to any forward-looking statement to reflect any change in the Company's expectations or any change in events, conditions or circumstances on which the forward-looking statement is based.

      The following discussion and analysis should be read in conjunction with our unaudited consolidated financial statements and accompanying notes for the three-month period ended August 31, 2005. All figures are in United States dollars, except as otherwise noted.

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

      We have two distinct operating segments, which are the Enterprise Workforce Services and Career Networks segments. The Enterprise Workforce Services segment primarily consists of HCM software, professional services and the sale of products and tickets through the Company's employee discount and rewards software module. Our Enterprise Workforce Services segment offers a complete suite of HCM software solutions, which address recruitment, benefits, performance, compensation and rewards. The Career Networks segment consists of career transition services, recruitment research and applicant sourcing and exchange.

      During fiscal 2002, 2003 and 2004, we made a total of 12 business acquisitions. During fiscal 2005, we completed the acquisitions of Peoplebonus, Bravanta, HRSoft and ProAct. All of these acquisitions have enabled us to expand and enhance our HCM software, increase our service offerings and increase our revenue streams. Subsequent to the acquisitions, we have concentrated on integrating the acquired entities, expanding the reach of the existing business and identifying other potential acquisition targets. When we complete an acquisition, we combine the business of the acquired entity into the Company's existing operations. We expect that this will significantly reduce the administrative and other expenses associated with the business prior to the acquisition. The acquired business is not maintained as a standalone business operation. Therefore, we do not separately account for the acquired business, including its profitability. Rather, it is included in one of our two distinct business segments and is evaluated as part of the entire segment. Furthermore, we do not assess the impact of individual acquisitions on earning trends.

      To monitor our results of operations and financial condition, we review key financial information including net revenues, gross profit, earnings per share, and cash flow from operations. As acquired entities are integrated and our business evolves, we continue to seek methods to more efficiently monitor and manage our business performance. We review key operating metrics such as revenue per average number of employee, liquidity ratio(1), and debt to equity ratio(2).

      (1) Liquidity ratio represents the number of times that current assets can cover current liabilities, and it is calculated by dividing current assets by current liabilities.

      (2) Debt to equity ratio represents the level of debt in relation to shareholders' equity measuring a company's financial leverage. The ratio is calculated by dividing total liabilities by shareholders' equity.

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

      Goodwill is assessed for impairment on an annual basis or more frequently if circumstances warrant. The most recent assessment was performed as of May 31, 2005, and no impairment indicators were identified during first quarter 2006. We assess goodwill related to reporting units for impairment and write down the carrying amount of goodwill as required. We estimate the fair value of each business unit by preparing a discounted cash flow model using a 15% discount rate. The model is prepared by projecting results for five years making different assumptions for each reporting unit. For the calculation done at the end of fiscal 2005, we estimated that individual reporting unit revenue growth rates would range from 2% to 25%, that gross profit would increase slightly, and that operating expenses would increase but would decrease as a percentage of revenues. An impairment charge is recorded if the implied fair value of goodwill of a reporting unit is less than the book value of goodwill for that unit. Changes in the discount rate used or in other assumptions in the model would result in wide fluctuations in the value of goodwill that is supported. Any such changes may result in additional impairment write-downs.

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

GENERAL

      Workstream made the following business acquisitions during fiscal 2005:
Peoplebonus on June 21, 2004; Bravanta on July 27, 2004; HRSoft on October 6, 2004; and ProAct on December 30, 2004. Absorbing each of these entities' activities subsequent to the acquisition date contributed to the variances discussed in the following paragraphs. The acquired entities are all included in the Enterprise Workforce Services segment.

REVENUES

      Consolidated revenues were $6,342,126 for first quarter 2006 compared to $5,719,129 for first quarter 2005, an increase of $622,997 or 11%.

      Enterprise Workforce Solutions revenues for first quarter 2006 were $4,530,983 compared to $3,115,588 for first quarter 2005, an increase of $1,415,395 or 45%. The increase in revenue is due to: a $507,760 increase in software revenue, a $712,395 increase in reward product revenue and a $195,240 increase in professional services revenue. The increases in software revenue and professional services revenue are due to a combination of revenue attributable to the acquired entities (Peoplebonus, HRSoft, and ProAct) and to new revenue generated from existing products, primarily our compensation product. The increase in reward product revenue is due to the fact Bravanta was acquired in late July 2004 so the first quarter 2005 revenue includes only one month of Bravanta-related reward product revenue.

      Career Networks revenues for first quarter 2006 were $1,811,143 compared to $2,603,541 for first quarter 2005, a decrease of $792,398 or 30%. The decrease was the result of a decline in career transition services revenue of $695,638. As unemployment decreases, career transition revenue can be adversely affected as individuals believe that they need less outside assistance to find employment. The remaining decrease in Career Networks is due to a decrease in recruitment research of $248,048 offset by an increase in executive search revenue of $151,288.

      During first quarter 2006, the total revenue per average number of employees increased to $32,861 compared to $27,169 for first quarter 2005. The increase is due to the acquisitions within the Enterprise Workforce Services segment, which generate higher revenue per employee rates. In addition, the increase is consistent with management's attempts to refocus Career Networks in an effort to generate more revenue per salesperson as opposed to gross revenue.

COST OF REVENUES

      Cost of revenues for first quarter 2006 was $1,940,832 compared to $1,071,827 for first quarter 2005, an increase of $869,005 or 81%. Gross profits were $4,401,294 for first quarter 2006 or 69% of revenues compared to $4,647,302 or 81% of revenues for first quarter 2005.

      Enterprise Workforce Services cost of revenues accounted for $1,744,634 of the total cost of revenues for first quarter 2006 and $801,590 for first quarter 2005, an increase of $943,044. Enterprise Workforce Services gross profit was $2,786,349 or 61% for first quarter 2006 compared to $2,313,998 or 74% for first quarter 2005. The decrease in the Enterprise Workforce Services gross profit as a percent of revenues is due to the change in product and service mix within the Enterprise Workforce Services segment subsequent to the various acquisitions. The decrease in the gross profit margin corresponds to the increase in professional services revenue and rewards product revenue as a percentage of total segment revenue.

      Career Networks cost of revenues accounted for $196,198 of the total cost of revenues for first quarter 2006 and $270,237 for first quarter 2005, a decrease of $74,039 or 27%. Career Networks gross profit was $1,614,945 or 90% of revenues for first quarter 2006 compared to $2,333,304 or 90% of revenue for first quarter 2005. The decrease in Career Networks gross profit is consistent with the decrease in revenues.

SELLING AND MARKETING EXPENSE

      Selling and marketing expenses were $1,466,826 for first quarter 2006 compared to $1,727,105 for first quarter 2005, a decrease of $260,279 or 15%. The decrease in selling and marketing expense is primarily the result of a decrease in employee costs. This decrease is attributable to a reduction in the number of sales and marketing employees in both the Enterprise Workforce Services and Career Networks segments. The decrease in employees in the Enterprise Workforce Services segment is the result of the elimination of redundant positions subsequent to several acquisitions. The decrease in employees in Career Networks is due to a change in business strategy whereby the focus is on increasing revenue per salesperson while using a smaller, more effective salesforce.

GENERAL AND ADMINISTRATIVE EXPENSE

      General and administrative expenses were $3,919,674 for first quarter 2006 compared to $3,488,015 for first quarter 2005, an increase of $431,659 or 12%. The increase in general and administrative expense is primarily due to an increase in employee costs of $447,148 and in professional fees of $249,937. The increase in employee costs is due to additional employees subsequent to the various acquisitions. The increase in professional fees is due to an increase in legal fees relating to various issues and in accounting and consulting fees. These increases were partially offset by decreases in various other expenses including space occupancy, travel, communications and insurance. These decreases reflect the efficiencies gained after consolidating operations subsequent to several significant acquisitions.

RESEARCH AND DEVELOPMENT EXPENSE

      Research and development costs were $959,413 for first quarter 2006 compared to $404,693 for first quarter 2005, an increase of $554,720 or 137%. Subsequent to the various acquisitions, we continue to incur costs necessary to update the acquired software, to standardize the software applications now owned by the Company, and to build out the platform. Employee costs remained relatively consistent; however, in the second half of fiscal 2005, we began outsourcing some of the development work to overseas vendors, which resulted in an increase in professional fees.

AMORTIZATION AND DEPRECIATION EXPENSE

      Amortization and depreciation expense was $1,891,324 for first quarter 2006 compared to $1,863,604 for first quarter 2005, an increase of $27,720 or 1%. Amortization and depreciation expense for the Enterprise Workforce Services segment was $1,853,804 for first quarter 2006 compared to $1,628,589 for first quarter 2005, an increase $225,215 or 14%. The HRSoft and ProAct acquisitions, which were made subsequent to first quarter 2005, are included in the Enterprise Workforce Services segment. Each acquisition resulted in acquired intangible assets, which are being amortized over three to five years. The increase in the first quarter 2006 amortization and depreciation expense is due to the increase in amortizable intangible assets. In first quarter 2006, the Career Networks segment amortization and depreciation expense was $37,520 compared to $235,015 in first quarter 2005, a decrease of $197,495 or 84%. The decrease is due to the intangible assets with a three-year life (customer base and acquired technology) included in the Career Networks segment becoming fully amortized during fiscal 2005.

INTEREST INCOME AND OTHER INCOME

      Interest and other income was $73,143 for first quarter 2006 compared to $8,595 for first quarter 2005, an increase of $64,548 or 751%. The increase in interest and other income during first quarter 2006 was due to higher interest-earning cash, short-term investment and restricted cash balances compared to first quarter 2005. The increase in the interest-earning deposits is primarily due to the funds raised during the equity financing in fiscal 2005.

INTEREST AND OTHER EXPENSE

      Interest and other expense was $30,691 for first quarter 2006 compared to $91,526 for first quarter 2005, a decrease of $60,835 or 66%. During first quarter 2005, the Company paid off a non-interest term loan, which was originally assumed as part of the Paula Allen Holdings acquisition. The interest expense relating to the discount on the loan totaled $51,636 during first quarter 2005.

GOODWILL

      Goodwill was $42,284,766 at August 31, 2005 compared to $42,283,442 at May 31, 2005, a net increase of $1,324. The increase in goodwill represents various purchase price adjustments made within one year of the acquisition date.

LIQUIDITY AND CAPITAL RESOURCES

      At August 31, 2005, we maintained $12,087,312, in cash and cash equivalents, restricted cash and short-term investments and working capital of $4,550,858. The receipt of approximately $25 million from the issuance of stock during fiscal 2005 provided capital used in the four acquisitions and, in part, to subsidize the current operating deficit.

      At August 31, 2005, $2,966,709 of short-term investments was restricted from use in order to collateralize various borrowing and lease arrangements. Deposits totaling $2,757,726 were restricted as security for an outstanding term loan, a line of credit and two letters of guarantee provided to landlords for facility leases. As the outstanding term loan and line of credit balances change, the restricted cash balance guaranteeing them will change accordingly. In addition, when we make lease payments, the restricted cash guaranteeing the leases will periodically decrease according to the terms of the lease agreements. The remaining $208,983 of restricted cash represents reserve deposits on our merchant accounts relating to our customers' credit card activity.

      For first quarter 2006, cash used in operations totaled $1,355,073, consisting primarily of the net loss for the period of $3,838,151 offset by an increase in working capital of $469,744, and non-cash expenses such as amortization and depreciation of $1,900,123 and provision for bad debts of $72,432.

      Net cash provided by investing activities during first quarter 2006 was $48,779. Investing outflows consisted mainly of $230,833 in capital expenditures offset by the release of restrictions on cash and cash equivalents of $239,646.

      Net cash used in financing activities was $1,704,664 for first quarter 2006. Outflows consisted primarily of repayment of long-term obligations of $1,519,698. This includes a principal payment of $1,434,408 on the note payable entered into as part of the ProAct acquisition. In additions, outflows consisted of the net activity of the bank line of credit totaling $195,802.

      We have had operating losses since our inception. During first quarter 2006, we continued to have operating losses as a result of non-cash charges such as amortization and depreciation, and an increase in operating expenses subsequent to our acquisitions. However, management believes that our operations will generate operating cash flow in the future as a result of increased revenue from the sales of the now complete suite of HCM software applications, a rationalizing of operating expenses after the elimination of redundant costs in the businesses we have acquired, and a general increase in efficiencies.

      We believe that our financial wellbeing remains strong as of August 31, 2005. We believe that our liquidity ratio of 1.4 and our debt to equity ratio of ..19 reflect our financial strength.

      Management believes that the anticipated improvement in operating cash flows together with our current cash reserves will be sufficient to meet our working capital and capital expenditure requirements through at least August 31, 2006.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are primarily exposed to market risks associated with fluctuations in interest rates and foreign currency exchange rates.

INTEREST RATE RISKS

      Our exposure to interest rate fluctuations relates primarily to our short-term investment portfolio and our bank loans. We invest our surplus cash in an investment trust established by a Canadian chartered bank, and in a certificate of deposit in a bank in the United States. The investment trust holds various short-term, low-risk instruments, and can be withdrawn without penalty at any time. The interest income from these investments is subject to interest rate fluctuations, which we believe will not have a material impact on our financial position.

      We have established a CDN $3,000,000 line of credit with a Canadian bank which bears interest at the bank's prime rate plus 1%. We have drawn CDN $2,684,068 on this facility as of August 31, 2005. We can draw an additional CDN $315,932 before additional collateral would be required. We also have a term loan with the bank in the amount of CDN $66,660 as of August 31, 2005. The term loan bears interest at the bank's prime rate plus 2%. Additionally, we have two letters of credit issued in May 2002 as collateral on leased facilities in the amounts of $95,568 and CDN $400,000.

      The majority of our interest rates are variable, and, therefore, we have exposure to risks associated with interest rate fluctuations. However, management believes that the exposure is limited as the majority of the exposure is related to the CDN $3,000,000 line of credit, which is fully collateralized with our restricted cash and, therefore, can be liquidated immediately if faced with a rising interest rate environment.

      The impact on net interest income of a 100 basis point adverse change in interest rates for the fiscal year ended August 31, 2005 would have been less than $25,000.

FOREIGN CURRENCY RISK

      We have monetary assets and liabilities denominated in Canadian dollars. As a result, fluctuations in the exchange rate of the Canadian dollar against the U.S. dollar will impact our reported net asset position and net income or loss. A 10% change in foreign exchange rates would result in a change in our reported net asset position of approximately $74,000, and a change in the reported net loss for the period ended August 31, 2005 of approximately $71,000.

      We are primarily exposed to market risks associated with fluctuations in interest rates and foreign currency exchange rates.

ITEM 4. CONTROLS AND PROCEDURES

      As of August 31, 2005, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of our disclosure controls and procedures. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms. There were no changes during the quarter ended August 31, 2005 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On or about August 10, 2005, a class action lawsuit was filed against the Company, its Chief Executive Officer and its former Chief Financial Officer in the United States District Court for the Southern District of New York. The action, brought on behalf of a purported class of purchasers of the Company's common shares during the period from January 14, 2005 to and including April 14, 2005, alleges, among other things, that management provided the market misleading guidance as to anticipated revenues for the quarter ended February 28, 2005, and failed to correct this guidance on a timely basis. The action claims violations of Section 10(b) of the Securities and Exchange Act and Rule 10b-5 promulgated thereunder, as well as Section 20(a) of the Exchange Act, and seeks compensatory damages in an unspecified amount as well as the award of reasonable costs and expenses, including counsel and expert fees and costs. The case is in its earliest stage, and the Company intends to vigorously defend the action. Management is of the view that such possible effect cannot be reasonably estimated at this time.

ITEM 6. EXHIBITS

    Exhibit No.   Description

      31.1        Certification of Michael Mullarkey pursuant to Rule 13a-14(a).

      31.2        Certification of Stephen Lerch pursuant to Rule 13a-14(a).

      32.1        Certification of Michael Mullarkey pursuant to 18 U.S.C.
                  Section 1350.

      32.2        Certification of Stephen Lerch pursuant to 18 U.S.C. Section
                  1350.

                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       Workstream Inc.
                                       (Registrant)

DATE: October 10, 2005                 By: /s/ Michael Mullarkey
                                           -------------------------------------
                                       Michael Mullarkey,
                                       Chairman of the Board and Chief Executive
                                       Officer
                                       (Principal Executive Officer)

DATE: October 10, 2005                 By: /s/  Stephen Lerch
                                           -------------------------------------
                                       Stephen Lerch, Executive Vice President
                                       Chief Financial Officer / Chief Operating
                                       Officer
                                       (Principal Financial Officer)