Form 10-Q
period 2005-11-30
WORKSTREAM INC
filed 2006-01-09
CIK 1095266

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2005

                                       OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from__________________________ to_____________________

                        Commission file number 001-15503

                                 WORKSTREAM INC.
--------------------------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)


                  Canada                                    N/A
-------------------------------------------
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

      As of January 4, 2006, there were 49,234,178 common shares, no par value, outstanding, excluding 108,304 common shares held in escrow.

                                 WORKSTREAM INC.

                                TABLE OF CONTENTS


                                                                                                Page No.
Part I.     Financial Information

            Item 1.   Unaudited Consolidated Financial Statements

                      Consolidated Balance Sheets as of
                        November 30, 2005 and May 31, 2005.............................................2

                      Unaudited Consolidated Statements of Operations for
                        the Three and Six Months ended November 30, 2005 and 2004 .....................3

                      Unaudited Consolidated Statements of Cash Flows
                        for the Six Months ended November 30, 2005 and 2004............................4

                      Notes to Unaudited Consolidated Financial Statements.............................5

            Item 2.   Management's Discussion and Analysis of Financial
                        Condition and Results of Operations............................................21

            Item 3.   Quantitative and Qualitative Disclosures About Market Risk.......................28

            Item 4.   Controls and Procedures..........................................................29

Part II.    Other Information

            Item 1.   Legal Proceedings  ..............................................................29

            Item 4.   Submission of Matters to a Vote of Security Holders  ............................30

            Item 6.   Exhibits  .......................................................................30

            Signatures

            Exhibit 31.1

            Exhibit 31.2

            Exhibit 32.1

            Exhibit 32.2

PART I. - FINANCIAL INFORMATION
ITEM 1 - UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

WORKSTREAM INC.
CONSOLIDATED BALANCE SHEETS

                                                       November 30, 2005    May 31, 2005
                                                       -----------------    --------------
                                                            (unaudited)
ASSETS
Current assets:
   Cash and cash equivalents                               $   7,378,132    $  11,811,611
   Restricted cash                                             2,836,778        3,063,368
   Short-term investments                                        263,895          312,322
   Accounts receivable, net                                    4,396,545        3,388,501
   Prepaid expenses and other assets                             471,332          669,692
                                                           -------------    -------------
         Total current assets                                 15,346,682       19,245,494
   Property and equipment, net                                 1,336,512        1,224,332
   Other assets                                                   89,673           89,570
   Acquired intangible assets, net                             9,737,297       12,814,525
   Goodwill                                                   42,284,766       42,283,442
                                                           -------------    -------------

TOTAL ASSETS                                               $  68,794,930    $  75,657,363
                                                           =============    =============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                        $   2,634,110    $   2,520,038
   Accrued liabilities                                         2,119,319        1,568,306
   Line of credit                                              2,341,295        2,326,612
   Accrued compensation                                        1,276,293        1,005,950
   Current portion of long-term obligations                      228,032        1,738,966
   Deferred revenue                                            4,208,040        3,366,120
                                                           -------------    -------------
         Total current liabilities                            12,807,089       12,525,992
Long-term obligations                                            134,448          192,258
                                                           -------------    -------------
         Total liabilities                                    12,941,537       12,718,250

Commitments and contingencies                                         --               --

STOCKHOLDERS' EQUITY
   Common stock, no par value: 49,194,178 and 49,182,772
        shares issued and outstanding, respectively          109,030,194      109,019,358
   Additional paid-in capital                                  7,506,376        7,506,376
   Accumulated other comprehensive loss                         (883,767)        (928,303)
   Accumulated deficit                                       (59,799,410)     (52,658,318)
                                                           -------------    -------------
Total stockholders' equity                                    55,853,393       62,939,113

                                                           -------------    -------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                 $  68,794,930    $  75,657,363
                                                           =============    =============

See accompanying notes to these consolidated financial statements.

WORKSTREAM INC.
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

                                                Three Months ended               Six Months ended
                                                   November 30,                     November 30,
                                               2005            2004            2005            2004
                                           ------------    ------------    ------------    ------------

Enterprise Workforce Services              $  5,299,207    $  4,932,652    $  9,830,190    $  8,048,239
Career Networks                               1,900,602       2,215,172       3,711,745       4,818,714
                                           ------------    ------------    ------------    ------------

    Revenues, net                             7,199,809       7,147,824      13,541,935      12,866,953
Cost of revenues (exclusive of
    depreciation expense as shown below)      2,243,623       2,194,498       4,300,905       3,266,325
                                           ------------    ------------    ------------    ------------

         Gross profit                         4,956,186       4,953,326       9,241,030       9,600,628
                                           ------------    ------------    ------------    ------------


Operating expenses:
Selling and marketing                         1,613,000       1,766,087       2,925,392       3,493,192
General and administrative                    4,153,038       4,170,219       7,963,851       7,658,234
Research and development                        908,402         275,151       2,043,781         679,844
Amortization and depreciation                 1,569,633       1,901,291       3,460,958       3,764,895
                                           ------------    ------------    ------------    ------------

     Total operating expenses                 8,244,073       8,112,748      16,393,982      15,596,165
                                           ------------    ------------    ------------    ------------


                                             (3,287,887)     (3,159,422)     (7,152,952)     (5,995,537)
                                           ------------    ------------    ------------    ------------


Interest and other income                        54,362          20,482         127,501          29,077
Interest and other expense                      (35,986)        (36,512)        (67,011)       (128,038)
                                           ------------    ------------    ------------    ------------

     Other income (expense), net                 18,376         (16,030)         60,490         (98,961)
                                           ------------    ------------    ------------    ------------


Loss before income tax                       (3,269,511)     (3,175,452)     (7,092,462)     (6,094,498)
Recovery of deferred income taxes                    --         346,618              --         764,903
Current income tax expense                      (33,430)        (20,542)        (48,630)        (28,107)
                                           ------------    ------------    ------------    ------------

NET LOSS FOR THE PERIOD                    $ (3,302,941)   $ (2,849,376)   $ (7,141,092)   $ (5,357,702)
                                           ============    ============    ============    ============


Weighted average number of common shares
outstanding                                  49,194,178      41,385,822      49,193,742      39,270,867
                                           ============    ============    ============    ============


Basic and diluted net loss per share       $      (0.07)   $      (0.07)   $      (0.15)   $      (0.14)
                                           ============    ============    ============    ============

See accompanying notes to these consolidated financial statements.

WORKSTREAM INC.
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                Six Months ended November 30,
                                                                    2005            2004
                                                                ------------    ------------
Cash provided by (used in) operating activities:
Net loss for the period                                         $ (7,141,092)   $ (5,357,702)
Adjustments to reconcile net loss to net cash used in
        operating activities:
Amortization and depreciation                                      3,434,393       3,745,163
Non-cash interest on convertible notes and notes payable                  --          52,549
Provision for bad debt                                               292,420         118,544
Recovery of deferred income taxes                                         --        (764,903)
Non-cash compensation                                                 70,497              --
Non-cash payment to consultants                                       41,530              --
Net change in operating components of working capital:
     Accounts receivable                                          (1,282,622)       (832,935)
     Prepaid expenses and other assets                                55,959         536,627
     Accounts payable and accrued expenses                           862,384      (1,277,088)
     Deferred revenue                                                829,021         495,282
                                                                ------------    ------------
Net cash used in operating activities                             (2,837,510)     (3,284,463)
                                                                ------------    ------------

Cash provided by (used in) investing activities:
Purchase of property and equipment                                  (439,052)       (145,209)
Cash paid for business combinations                                       --      (3,338,592)
Decrease/(increase) in restricted cash                               416,052        (269,260)
Sale of short-term investments                                        72,543         269,260
                                                                ------------    ------------
Net cash provided by (used in) investing activities                   49,543      (3,483,801)
                                                                ------------    ------------

Cash provided by (used in) financing activities:
Proceeds from exercise of options and warrants                        10,836         121,029
Proceeds from share and warrants issuance                                 --       9,999,988
Cost related to the registration and issuance of common stock             --        (111,683)
Repayment of long-term obligations                                (1,553,681)       (856,163)
Line of credit, net activity                                        (147,513)        200,867
                                                                ------------    ------------
Net cash (used in) provided by financing activities               (1,690,358)      9,354,038
                                                                ------------    ------------

Effect of exchange rate changes on cash and cash equivalents          44,846          74,173
                                                                ------------    ------------

Net (decrease) increase in cash and cash equivalents              (4,433,479)      2,659,947
Cash and cash equivalents, beginning of period                    11,811,611       4,338,466
                                                                ------------    ------------

Cash and cash equivalents, end of period                        $  7,378,132    $  6,998,413
                                                                ============    ============

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

UNAUDITED INTERIM FINANCIAL INFORMATION

The accompanying consolidated balance sheet as of November 30, 2005, the consolidated statements of operations for the three and six months ended November 30, 2005 and 2004, and the consolidated statements of cash flows for the six months ended November 30, 2005 and 2004 are unaudited but include all adjustments (consisting of normal recurring adjustments) that are, in the opinion of management, necessary for a fair presentation of our financial position at such dates and our results of operations and cash flows for the periods then ended, in conformity with accounting principles generally accepted in the United States ("GAAP"). The consolidated balance sheet as of May 31, 2005 has been derived from the audited consolidated financial statements at that date but, in accordance with the rules and regulations of the United States Securities and Exchange Commission ("SEC"), does not include all of the information and notes required by GAAP for complete financial statements. Operating results for the three and six months ended November 30, 2005 are not necessarily indicative of results that may be expected for the entire fiscal year. The financial statements should be read in conjunction with the financial statements and notes for the fiscal year ended May 31, 2005 included in the Company's Form 10-K filed with the Securities and Exchange Commission on August 15, 2005.

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

RESTRICTED CASH

Restricted cash consists of short-term investment balances used to collateralize the outstanding line of credit and term loan balances as well as certain lease agreements. The line of credit, term loan, and facility leases form part of current operations, and, accordingly, the restricted cash is classified as a current asset.

PROPERTY AND EQUIPMENT

Property and equipment are recorded at cost. Depreciation is based on the estimated useful life of the asset and is recorded as follows:

       Furniture and fixtures............   5 years straight line
       Office equipment..................   5 years straight line
       Computers and software............   3 years straight line
       Leasehold improvements............   Shorter of lease term or useful life

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

GOODWILL AND ACQUIRED INTANGIBLE ASSETS

Management assesses goodwill related to reporting units for impairment at least annually and writes down the carrying amount of goodwill as required. The Company's two reporting units are consistent with its segments (Enterprise Workforce Services and Career Networks). The Company estimates the fair value of each reporting unit by preparing a discounted cash flow model. An impairment charge is recorded if the implied fair value of goodwill of a reporting unit is less than the book value of goodwill for that unit.

Intangible assets with a finite useful life recorded as a result of acquisition transactions are amortized over their estimated useful lives as follows:

        Acquired technologies......................   3 years straight line
        Customer base..............................   3 years straight line
        Intellectual property......................   5 years straight line

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

INCOME TAXES

The Company uses the liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are determined based on temporary differences between the financial statement and tax basis of assets and liabilities and net operating loss and credit carry-forwards using enacted tax rates in effect for the year in which the differences are expected to reverse. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Valuation allowances are established when necessary to reduce deferred tax assets to the amounts expected to be realized.

INVESTMENT TAX CREDITS

Investment tax credits, which are earned as a result of qualifying Canadian research and development expenditures, are recognized when the expenditures are made and their realization is reasonably assured.


REVENUE RECOGNITION

The Company derives revenue from various sources including the following: subscription and hosting fees; licensing of software; software maintenance fees; professional services related to software implementation, customization and training; sale of products and tickets through the Company's employee discount and rewards software module; career transition services; recruitment research services; and, applicant sourcing and exchange services.

In general, the Company recognizes revenue when all of the revenue recognition criteria are met, which is typically when:

      o     Evidence of an arrangement exists
      o     Services have been provided or goods have been delivered
      o     The price is fixed or determinable
      o     Collection is reasonably assured.

The Company sells various HCM software applications. Software revenue is generated through a variety of contractual arrangements.

Subscription and hosting fees and software maintenance fees are billed in advance on a monthly, quarterly or annual basis. Quarterly and annual payments are deferred and recognized monthly over the service period on a straight-line basis. One-time set up fees are deferred and recognized monthly on a straight-line basis over the contractual lives, which approximates the expected lives of the customer relationships.

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

ACCOUNTING FOR STOCK-BASED COMPENSATION

The Company grants stock options and restricted stock units to employees, directors and consultants under the 2002 Amended and Restated Stock Option Plan (the "Plan"), which was most recently amended in October 2004. Under the Plan, as amended, the Company is authorized to issue up to 4,000,000 shares of common stock upon the exercise of stock options and an additional 1,000,000 shares of common stock for issuance of restricted stock unit grants.

In November 2005, the Company finalized restricted stock unit agreements for certain executives and the members of the Board of Directors. Each restricted stock unit represents one share of common stock and vests over three years, after which time the Company will issue the common stock underlying the vested restricted stock units. During the vesting period, the restricted stock units cannot be transferred, and the grantee has no voting or dividend rights. The cost of the awards, determined to be the fair market value of the shares at the date of the grant, is expensed ratably over the vesting period. A total of 310,000 restricted stock units were issued through November 30, 2005. The compensation expense associated with the restricted stock units is included in general and administrative expenses on the statement of operations and in accrued compensation on the balance sheet.

The Company accounts for compensation expense for its stock-based employee compensation plan using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees ("APB 25") and complies with the disclosure provisions of Statement of Financial Accounting Standards ("SFAS") No. 123, Accounting for Stock-Based. Under APB 25, compensation expense is measured at the grant date based on the intrinsic value of the award and is recognized on a straight-line basis over the service period, which is usually the option-vesting period.

Pro forma information regarding the results of operations is determined as if the Company had accounted for its employee stock options using the fair-value method. The fair value of options granted was estimated at the date of grant using the Black Scholes option-pricing model with the following assumptions:

                                             Three Months ended    Six Months ended
                                                 November 30,        November 30,
                                             ------------------    ----------------
                                                 2005    2004       2005     2004
                                             ------------------    ----------------

   Weighted-average risk free interest rates      4.4%    3.4%      4.3%    3.6%
   Expected dividend yield                          0%      0%        0%      0%
   Weighted-average expected volatility            83%     66%       83%     68%
   Expected life (in years)                       3.5     3.5       3.5     3.5

Because the determination of the fair value of all options is based on the assumptions described in the preceding paragraph and because additional option grants are expected to be made in future periods, this pro forma information is not likely to be representative of the pro forma effects on reported net income or loss for future periods.

The following reflects the impact on results of operations if the Company had recorded additional compensation expense relating to the stock-based compensation:

                                            Three Months ended                Six Months ended
                                                 November 30,                    November 30,
                                         ------------    ------------    ------------    ------------
                                               2005            2004             2005            2004
                                         ------------    ------------    ------------    ------------


Net loss, as reported                    $ (3,302,941)   $ (2,849,376)   $ (7,141,092)   $ (5,357,702)
Add: stock-based compensation expense          70,497              --          70,497              --
included in reported net income
Deduct: total stock-based compensation       (293,120)       (229,917)       (514,290)       (456,559)
expense determined under fair value
based method for all awards
                                         ------------    ------------    ------------    ------------

Net loss, pro forma                      $ (3,525,564)   $ (3,079,293)   $ (7,584,885)   $ (5,814,261)
                                         ============    ============    ============    ============

Weighted average common shares
     outstanding during the period         49,194,178      41,385,822      49,193,742      39,270,867
                                         ============    ============    ============    ============


Basic and diluted loss per share:
     As reported                         $      (0.07)   $      (0.07)   $      (0.15)   $      (0.14)
                                         ============    ============    ============    ============

     Pro forma                           $      (0.07)   $      (0.07)   $      (0.15)   $      (0.15)
                                         ============    ============    ============    ============

RESEARCH AND DEVELOPMENT COSTS

Research and development costs associated with computer software products to be sold, leased, or otherwise marketed are expensed as incurred until technological feasibility has been established. Technological feasibility is established upon completion of a working model; thereafter, all software production costs are capitalized and subsequently reported at the lower of unamortized cost or net realizable value. Capitalized costs would be amortized based on current and future revenue for each product, with an annual minimum equal to the straight-line amortization over the remaining estimated economic life of the product. To date, the time period between the establishment of technological feasibility and completion of software development has been short, and as a result, no significant development costs have been incurred during that period. Accordingly, the Company has not capitalized any research and development costs to date associated with computer software products to be sold, leased, or otherwise marketed.

Research and development costs primarily include salaries and related costs, costs associated with using outside vendors and miscellaneous administrative expenses.

FOREIGN CURRENCY TRANSLATION

The parent company is located in Canada, and the functional currency of the parent company is the Canadian dollar. The Company's subsidiaries use their local currency, which is the U.S. dollar, as their functional currency. Adjustments resulting from translating foreign functional currency financial statements into U.S. dollars are recorded as a separate component of stockholders' equity. Foreign currency transaction gains and losses are included in net loss for the period and have not been material during the six months ended November 30, 2005 and fiscal 2005. All assets and liabilities denominated in a foreign currency are translated into U.S. dollars at the exchange rate on the balance sheet date. Revenues and expenses are translated at the average exchange rate during the period. Equity transactions are translated using historical exchange rates.

CONCENTRATION OF CREDIT RISK

The Company's financial instruments that are exposed to concentrations of credit risk consist primarily of cash and cash equivalents, restricted cash, short-term investments and accounts receivable. At times, the Company's deposits may exceed federally insured limits. Management believes that the use of credit quality financial institutions minimizes the risk of loss associated with these deposits. Collateral is not required for accounts receivable.


INTEREST RATE RISK

The Company's restricted cash short-term investments earn interest at fixed rates. The Company's line of credit and term loan accrue interest at a variable rate based on the bank's prime rate. Fluctuations in the prime rate could impact the Company's financial results. Management believes that the exposure to interest rate fluctuations is limited as the line of credit and the term loan are fully collateralized with restricted cash and can be liquidated if faced with rising interest rates.

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


NOTE 2. ALLOWANCE FOR DOUBTFUL ACCOUNTS

The following presents the details of the change in the allowance for doubtful accounts:

                                                 Six Months ended    Year ended
                                                November 30, 2005   May 31, 2005
                                                -----------------   ------------

Balance at beginning of the period                $ 495,402           $  21,509
Charged to costs and expenses                       292,420             577,362
Write-offs and effect of exchange rate changes       (1,587)           (103,469)
                                                  ---------           ---------
Balance at end of the period                      $ 786,235           $ 495,402
                                                  =========           =========

The Company assesses the adequacy of the allowance for doubtful accounts balance based on historical experience. Any adjustments to this account are reflected in the statement of operations as a general and administrative expense.

NOTE 3.     ACQUIRED INTANGIBLE ASSETS

 Acquired intangible assets consist of the following:

                                        November 30, 2005               May 31, 2005
                                 ----------------------------   ----------------------------
                                     Cost         Accumulated        Cost        Accumulated
                                                 Amortization                   Amortization
                                 ------------    ------------   ------------    ------------

Customer base                    $  7,570,970    $  5,080,042   $  7,561,712    $  4,360,465
Acquired technologies              21,603,222      15,049,799     21,592,299      12,804,243
Intellectual property               1,322,760         629,814      1,322,760         497,538
                                 ------------    ------------   ------------    ------------
                                   30,496,952    $ 20,759,655     30,476,771    $ 17,662,246
                                                 ============                   ============
Less accumulated amortization     (20,759,655)                   (17,662,246)
                                 ------------                   ------------

Net acquired intangible assets   $  9,737,297                   $ 12,814,525
                                 ============                   ============


Amortization expense for acquired intangible assets was $1,388,484 and $1,642,331 for the three months ended November 30, 2005 and 2004, respectively. Amortization expense for acquired intangible assets was $3,097,409 and $3,271,761 for the six months ended November 30, 2005 and 2004, respectively. The estimated amortization expense related to acquired intangible assets in existence as of November 30, 2005 is as follows:

                  Remainder of Fiscal 2006:         $2,691,785
                               Fiscal 2007:          5,081,614
                               Fiscal 2008:          1,769,398
                               Fiscal 2009:            173,000
                               Fiscal 2010:             21,500
                                                    ----------
                                                    $9,737,297
                                                    ==========


NOTE 4. GOODWILL

The following represents the detail of the changes in the goodwill account for the year ended May 31, 2005 and the six months ended November 30, 2005:

                                          Enterprise Workforce     Career            Total
                                                 Services         Networks
                                                -----------      -----------      -----------
Goodwill at May 31, 2004                        $16,375,409      $12,223,297      $28,598,706
Acquisitions during the year                     10,617,019               --       10,617,019
Contingent consideration                          2,532,111          234,305        2,766,416
Purchase price allocation adjustments made
   within one year of acquisition date              301,301               --          301,301
                                                -----------      -----------      -----------

Goodwill at May 31, 2005                         29,825,840       12,457,602       42,283,442
Purchase price allocation adjustments made
   within one year of acquisition date                1,324               --            1,324
                                                -----------      -----------      -----------
Goodwill at November 30, 2005                   $29,827,164      $12,457,602      $42,284,766
                                                ===========      ===========      ===========

NOTE 5. CONTINGENCIES

In July 2005, a direct competitor filed a complaint against the Company in U.S. District Court in the District of Massachusetts. The plaintiff asserted that Workstream interfered with the contractual relationship between it and a former member of its executive management team. This issue was resolved during the second quarter of fiscal 2006 for approximately $60,000.

On or about August 10, 2005, a class action lawsuit was filed against the Company, its Chief Executive Officer and its former Chief Financial Officer in the United States District Court for the Southern District of New York. The action, brought on behalf of a purported class of purchasers of the Company's common shares during the period from January 14, 2005 to and including April 14, 2005, alleges, among other things, that management provided the market misleading guidance as to anticipated revenues for the quarter ended February 28, 2005, and failed to correct this guidance on a timely basis. The action claims violations of Section 10(b) of the Securities Exchange Act of 1934 (the "Exchange Act") and Rule 10b-5 promulgated thereunder, as well as Section 20(a) of the Exchange Act, and seeks compensatory damages in an unspecified amount as well as the award of reasonable costs and expenses, including counsel and expert fees and costs. In December 2005, the plaintiffs filed an amended complaint which added an additional plaintiff and sought to elaborate on the allegations contained in the complaint. The Company's counsel has advised the court and opposing counsel of its intention to file a motion to dismiss. The court has scheduled dates by which the motion and briefs are to be filed and has scheduled April 21, 2006 as the date on which it will hear argument on the motion. The case is in its earliest stage, and the Company intends to defend the action vigorously. Management is of the view that the possible effect of the suit cannot be reasonably estimated at this time.

The Company is subject to other legal proceedings and claims which arise in the ordinary course of business. The Company does not believe that the resolution of such actions will materially affect the Company's business, results of operations or financial condition.

NOTE 6. COMPREHENSIVE LOSS

Components of comprehensive loss were as follows:

                                           Three Months ended                    Six Months ended
                                               November  30,                        November 30,
                                           2005              2004              2005             2004
                                       -----------       -----------       -----------       -----------

Net loss for the period                $(3,302,941)      $(2,849,376)      $(7,141,092)      $(5,357,702)
Other comprehensive income:
Cumulative translation adjustment
(net of tax of $0)                           7,260           102,417            44,536           183,143
                                       -----------       -----------       -----------       -----------

Comprehensive loss for the period      $(3,295,681)      $(2,746,959)      $(7,096,556)      $(5,174,559)
                                       ===========       ===========       ===========       ===========


NOTE 7. SEGMENTED AND GEOGRAPHIC INFORMATION

The Company has two reportable segments: Enterprise Workforce Services and Career Networks. Enterprise Workforce Services consists of revenue generated from HCM software and related professional services. In addition, Enterprise Workforce Services generates revenue from the sale of various products through the rewards module of the HCM software. Career Networks primarily consists of revenue from outplacement services, recruitment services and resume management services.

The Company evaluates performance in each segment based on profit or loss from operations. There are no inter-segment sales. Corporate operating expenses are allocated to the segments primarily based on revenue.

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

The following is a summary of the Company's operations by business segment and by geographic region for the three and six-month periods ended November 30, 2005 and 2004:


BUSINESS SEGMENTS

                                        Enterprise
                                         Workforce         Career
                                         Services         Networks         Total
                                        -----------     -----------     -----------
Three Months ended November 30, 2005

Software and professional services      $ 3,512,535     $        --     $ 3,512,535
Awards and tickets                        1,786,672              --       1,786,672
Career Networks revenue                          --       1,900,602       1,900,602
                                        -----------     -----------     -----------
     Revenue, net                         5,299,207       1,900,602       7,199,809
Cost of revenues, awards and tickets      1,365,297              --       1,365,297
Cost of revenues, other                     676,404         201,922         878,326
                                        -----------     -----------     -----------
     Gross profit                         3,257,506       1,698,680       4,956,186
Expenses                                  4,875,054       1,799,386       6,674,440
Amortization and depreciation             1,532,064          37,569       1,569,633
                                        -----------     -----------     -----------
     Business segment loss              $(3,149,612)    $  (138,275)     (3,287,887)
                                        ===========     ===========
Other expenses and impact of
     income taxes                                                           (15,054)
                                                                        -----------
Net loss                                                                $(3,302,941)
                                                                        ===========

                                               Enterprise
                                                Workforce         Career
                                                Services          Networks          Total
                                              ------------     ------------     ------------

Six Months ended November 30, 2005

Software and professional services            $  6,529,625     $         --     $  6,529,625
Awards and tickets                               3,300,565               --        3,300,565
Career Networks revenue                                 --        3,711,745        3,711,745
                                              ------------     ------------     ------------
     Revenue, net                                9,830,190        3,711,745       13,541,935
Cost of revenues, awards and tickets             2,491,757               --        2,491,757
Cost of revenues, other                          1,434,049          375,099        1,809,148
                                              ------------     ------------     ------------
     Gross profit                                5,904,384        3,336,646        9,241,030
Expenses                                         9,293,944        3,639,080       12,933,024
Amortization and depreciation                    3,385,868           75,090        3,460,958
                                              ------------     ------------     ------------

     Business segment loss                    $ (6,775,428)    $   (377,524)      (7,152,952)
                                              ============     ============
Other income and impact of
     income taxes                                                                     11,860
                                                                                ------------
Net loss                                                                        $ (7,141,092)
                                                                                ============

                                               Enterprise
                                                Workforce         Career
                                                Services          Networks          Total
                                              ------------     ------------     ------------
As at November 30, 2005
Business segment assets                       $  5,606,995     $    687,067     $  6,294,062
Intangible assets                                9,682,995           54,302        9,737,297
Goodwill                                        29,827,164       12,457,602       42,284,766
                                              ------------     ------------     ------------
                                              $ 45,117,154     $ 13,198,971       58,316,125
                                              ============     ============
Assets not allocated to business segments                                         10,478,805
                                                                                ------------

Total assets                                                                     $68,794,930
                                                                                ============

                                               Enterprise
                                                Workforce         Career
                                                Services          Networks          Total
                                              ------------     ------------     ------------
Three Months ended November 30, 2004

Software and professional services            $  2,897,918     $         --     $  2,897,918
Awards and tickets                               2,034,734               --        2,034,734
Career Networks revenue                                 --        2,215,172        2,215,172
                                              ------------     ------------     ------------
     Revenue, net                                4,932,652        2,215,172        7,147,824
Cost of revenues, awards and tickets             1,480,569               --        1,480,569
Cost of revenues, other                            467,823          246,106          713,929
                                              ------------     ------------     ------------
     Gross profit                                2,984,260        1,969,066        4,953,326
Expenses                                         3,977,232        2,234,225        6,211,457
Amortization and depreciation                    1,806,332           94,959        1,901,291
                                              ------------     ------------     ------------
     Business segment loss                    $ (2,799,304)    $   (360,118)      (3,159,422)
                                              ============     ============
Other income and impact of
     income taxes                                                                    310,046
                                                                                 -----------
Net loss                                                                        $ (2,849,376)
                                                                                ============

                                               Enterprise
                                                Workforce         Career
                                                Services          Networks          Total
                                              ------------     ------------    ------------

Six Months ended November 30, 2004

Software and professional services            $  5,212,006     $         --     $  5,212,006
Awards and tickets                               2,836,233               --        2,836,233
Career Networks revenue                                 --        4,818,714        4,818,714
                                              ------------     ------------     ------------
     Revenue, net                                8,048,239        4,818,714       12,866,953
Cost of revenues, awards and tickets             2,121,299               --        2,121,299
Cost of revenues, other                            628,685          516,341        1,145,026
                                              ------------     ------------     ------------
     Gross profit                                5,298,255        4,302,373        9,600,628
Expenses                                         7,192,496        4,638,774       11,831,270
Amortization and depreciation                    3,434,921          329,974        3,764,895
                                              ------------     ------------     ------------
     Business segment loss                    $ (5,329,162)    $   (666,375)      (5,995,537)
                                              ============     ============
Other income and impact of
     income taxes                                                                    637,835
                                                                                ------------
Net loss                                                                        $ (5,357,702)
                                                                                ============

                                               Enterprise
                                                Workforce         Career
                                                Services          Networks          Total
                                              ------------     ------------     ------------
As at May 31, 2005
Business segment assets                       $  4,714,196     $    737,873     $  5,452,069
Intangible assets                               12,721,282           93,243       12,814,525
Goodwill                                        29,825,840       12,457,602       42,283,442
                                              ------------     ------------     ------------
                                              $ 47,261,318     $ 13,288,718       60,550,036
                                              ============     ============
Assets not allocated to business segments                                         15,107,327
                                                                                ------------
Total assets                                                                    $ 75,657,363
                                                                                ============


GEOGRAPHIC
                                                 Canada       United States         Total
                                              ------------    -------------     ------------
Three Months ended November 30, 2005
Revenue                                       $    582,808     $  6,617,001     $  7,199,809
Expenses                                         1,102,421        9,385,275       10,487,696
                                              ------------     ------------     ------------
Geographical loss                             $   (519,613)    $ (2,768,274)      (3,287,887)
                                              ============     ============
Other expenses and impact of
     income taxes                                                                    (15,054)
                                                                                ------------
Net loss                                                                        $ (3,302,941)
                                                                                ============


                                                 Canada       United States         Total
                                              ------------    -------------     ------------
Six Months ended November 30, 2005
Revenue                                       $  1,150,502     $ 12,391,433     $ 13,541,935
Expenses                                         2,245,610       18,449,277       20,694,887
                                              ------------     ------------     ------------
Geographical loss                             $ (1,095,108)    $ (6,057,844)      (7,152,952)
                                              ============     ============
Other expenses and impact of
     income taxes                                                                     11,860
                                                                                ------------
Net loss                                                                        $ (7,141,092)
                                                                                ============



                                                 Canada       United States         Total
                                              ------------    -------------     ------------
As at November 30, 2005
Long-lived assets                             $    823,642     $ 52,624,606     $ 53,448,248
                                              ============     ============
Other assets                                                                      15,346,682
                                                                                ------------
Total assets                                                                    $ 68,794,930
                                                                                ============

                                                 Canada       United States         Total
                                              ------------    -------------     ------------

Three Months ended November 30, 2004
Revenue                                       $    551,281     $  6,596,543     $  7,147,824
Expenses                                           712,324        9,594,922       10,307,246
                                              ------------     ------------     ------------
Geographical loss                             $   (161,043)    $ (2,998,379)      (3,159,422)
                                              ============     ============
Other income and impact of
     income taxes                                                                    310,046
                                                                                ------------
Net loss                                                                        $ (2,849,376)
                                                                                ============


                                                 Canada       United States         Total
                                              ------------    -------------     ------------
Six Months ended November 30, 2004
Revenue                                       $  1,086,071     $ 11,780,882     $ 12,866,953
Expenses                                         1,217,120       17,645,370       18,862,490
                                              ------------     ------------     ------------
Geographical loss                             $   (131,049)    $ (5,864,488)      (5,995,537)
                                              ============     ============
Other income and impact of
     income taxes                                                                    637,835
                                                                                ------------
Net loss                                                                        $ (5,357,702)
                                                                                ============


                                                 Canada       United States         Total
                                              ------------    -------------     ------------
As at May 31, 2005
Long-lived assets                             $    641,040     $ 55,770,829     $ 56,411,869
                                              ============     ============
Other assets                                                                      19,245,494
                                                                                ------------
Total assets                                                                    $ 75,657,363
                                                                                ============

NOTE 8.  NET INCOME (LOSS) PER SHARE

Because the Company reported a net loss during the three and six month periods ended November 30, 2005 and 2004, the Company excluded the impact of its common stock equivalents in the computation of dilutive earnings per share for these periods, as their effect would be anti-dilutive. The following outstanding instruments could potentially dilute basic earnings per share in the future:

                                                                  November 30, 2005
                                                                  -----------------
Stock options                                                             2,390,887
Restricted stock units                                                      310,000
Escrowed shares                                                             108,304
Warrants                                                                  3,570,834
                                                                          ---------
Potential increase in number of shares from dilutive instruments          6,380,025
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

      The following discussion and analysis should be read in conjunction with our unaudited consolidated financial statements and accompanying notes for the three-month and six-month periods ended November 30, 2005. All figures are in United States dollars, except as otherwise noted.

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

      During the fourth quarter of fiscal 2005, the Company changed its reportable segments. Prior to the change, outplacement services were considered a separate reportable segment (Career Transition Services), and recruitment services and resume management services were included in the Enterprise Workforce Services segment. The change was made to more accurately reflect how management evaluates the business. The fiscal 2004 segment information contained in the notes to the financial statements has been reclassified to conform to the current year presentation.

      During fiscal 2002, 2003 and 2004, we made a total of 12 business acquisitions. During fiscal 2005, we completed the following business acquisitions: Peoplebonus on June 21, 2004; Bravanta on July 27, 2004; HRSoft on October 6, 2004; and ProAct on December 30, 2004. All of these acquisitions have enabled us to expand and enhance our HCM software, increase our service offerings and increase our revenue streams. Subsequent to the acquisitions, we have concentrated on integrating the acquired entities, expanding the reach of the existing business and identifying other potential acquisition targets. When we complete an acquisition, we combine the business of the acquired entity into the Company's existing operations. We expect that this will significantly reduce the administrative and other expenses associated with the business prior to the acquisition. The acquired business is not maintained as a standalone business operation. Therefore, we do not separately account for the acquired business, including its profitability. Rather, it is included in one of our two distinct business segments and is evaluated as part of the entire segment. Furthermore, we do not assess the impact of individual acquisitions on earning trends.

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

      Goodwill is assessed for impairment on an annual basis or more frequently if circumstances warrant. The most recent assessment was performed as of May 31, 2005, and no impairment indicators were identified during the first six months of fiscal 2006. We assess goodwill related to reporting units for impairment and write down the carrying amount of goodwill as required. We estimate the fair value of each business unit by preparing a discounted cash flow model using a 15% discount rate. The model is prepared by projecting results for five years making different assumptions for each reporting unit. For the calculation done at the end of fiscal 2005, we estimated that individual reporting unit revenue growth rates would range from 2% to 25%, that gross profit would increase slightly, and that operating expenses would increase but would decrease as a percentage of revenues. An impairment charge is recorded if the implied fair value of goodwill of a reporting unit is less than the book value of goodwill for that unit. Changes in the discount rate used or in other assumptions in the model would result in wide fluctuations in the value of goodwill that is supported. Any such changes may result in additional impairment write-downs.

      We value acquired intangible assets, which include acquired technologies, customer base and intellectual property, based on the estimated fair value of the assets at the time of the acquisition. The estimated fair value is primarily based on projected cash flows associated with the assets and the customer attrition rates. Different assumptions were used in estimating the intangible assets acquired in each business acquisition. If the future cash flows or the customer attrition rates differ significantly from our estimates, we may be required to record an impairment of intangible assets. Changes in circumstances impacting other assumptions used to value intangible assets could also lead to future impairments.

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

REVENUES

      Consolidated revenues were $7,199,809 for second quarter 2006 compared to $7,147,824 for second quarter 2005, an increase of $51,985 or 1%.

      Enterprise Workforce Solutions revenues for second quarter 2006 were $5,299,207 compared to $4,932,652 for second quarter 2005, an increase of $366,555 or 7%. The net increase in revenue is due to: a $327,420 increase in software revenue and a $287,197 increase in professional services revenue offset by a $248,062 decrease in reward product revenue. The increases in software revenue and professional services revenue are due to a combination of revenue attributable to the acquired entities, primarily ProAct, and to new revenue generated from existing products and professional services. The decrease in reward product revenue is due to the loss of a large customer towards the end of second quarter 2005.

      Career Networks revenues for second quarter 2006 were $1,900,602 compared to $2,215,172 for second quarter 2005, a decrease of $314,570 or 14%. The decrease was the result of a decline in career transition services revenue of $376,960. As unemployment decreases, career transition revenue can be adversely affected as individuals believe that they need less outside assistance to find employment. In addition, it can impair our ability to hire and retain qualified sales consultants. The remaining decrease in Career Networks is due to a decrease in recruitment research of $21,914 offset by an increase in executive search revenue of $84,304.

      Consolidated revenues were $13,541,935 for the six months ended November 30, 2005 compared to $12,866,953 for the six months ended November 30, 2004, an increase of $674,982 or 5%.

      Enterprise Workforce Solutions revenues for the six months ended November 30, 2005 were $9,830,190 compared to $8,048,239 for the six months ended November 30, 2004, an increase of $1,781,951 or 22%. The increase in revenue is due to: a $835,181 increase in software revenue, a $464,332 increase in reward product revenue and a $482,438 increase in professional services revenue. The increases in software revenue and professional services revenue are due to a combination of revenue attributable to the acquired entities (Peoplebonus, HRSoft, and ProAct) and to new revenue generated from existing products and professional services. The increase in reward product revenue is due to the fact that we acquired Bravanta in late July 2004 so the six months ended November 30, 2004 only includes four months of Bravanta-related reward product revenue.

      Career Networks revenues for the six months ended November 30, 2005 were $3,711,745 compared to $4,818,714 for the six months ended November 30, 2004, a decrease of $1,106,969 or 23%. The decrease was the result of a decline in career transition services revenue of $1,093,435. As discussed previously, as unemployment decreases, career transition revenue can be adversely affected. The remaining decrease in Career Networks is due to a decrease in recruitment research of $270,962 offset by an increase in executive search revenue of $257,428.

      During second quarter 2006, the total revenue per average number of employees increased to $37,017 compared to $31,698 for second quarter 2005. The increase is due to the acquisitions within the Enterprise Workforce Services segment, which generate higher revenue per employee rates. In addition, the increase is consistent with management's attempts to refocus Career Networks in an effort to generate more revenue per sales consultant as opposed to gross revenue.

COST OF REVENUES AND GROSS PROFIT

      Cost of revenues for second quarter 2006 was $2,243,623 compared to $2,194,498 for second quarter 2005, an increase of $49,125 or 2%. Gross profits were $4,956,186 for second quarter 2006 or 69% of revenues compared to $4,953,326 or 69% of revenues for second quarter 2005.

      Enterprise Workforce Services cost of revenues accounted for $2,041,701 of the total cost of revenues for second quarter 2006 and $1,948,392 for second quarter 2005, an increase of $93,309. Enterprise Workforce Services gross profit was $3,257,506 or 61% for second quarter 2006 compared to $2,984,260 or 61% for second quarter 2005. Gross profit remained flat as the increase in software revenue, which has margins of approximately 95%, was offset by a decrease in rewards revenue, which has margins of approximately 25%.

      Career Networks cost of revenues accounted for $201,922 of the total cost of revenues for second quarter 2006 and $246,106 for second quarter 2005, a decrease of $44,184 or 18%. Career Networks gross profit was $1,698,680 or 89% of revenues for second quarter 2006 compared to $1,969,066 or 89% of revenue for second quarter 2005. The decrease in Career Networks gross profit in dollars is consistent with the decrease in revenues.

      Cost of revenues for the six months ended November 30, 2005 was $4,300,905 compared to $3,266,325 for the six months ended 2005, an increase of $1,034,580 or 32%. Gross profits were $9,241,030 for the six months ended November 30, 2005 or 68% of revenues compared to $9,600,628 or 75% of revenues for the six months ended November 30, 2004.

      Enterprise Workforce Services cost of revenues accounted for $3,925,806 of the total cost of revenues for the six months ended November 30, 2005 and $2,749,984 for the six months ended November 30, 2004, an increase of $1,175,822. Enterprise Workforce Services gross profit was $5,904,384 or 60% for the six months ended November 30, 2005 compared to $5,298,255 or 66% for the six months ended November 30, 2004. The decrease in the Enterprise Workforce Services gross profit as a percent of revenues is due to the change in product and service mix within the Enterprise Workforce Services segment subsequent to the various acquisitions. The decrease in the gross profit margin corresponds to the increase in professional services revenue and rewards product revenue as a percentage of total segment revenue.

      Career Networks cost of revenues accounted for $375,099 of the total cost of revenues for the six months ended November 30, 2005 and $516,341 for the six months ended November 30, 2004, a decrease of $141,242 or 27%. Career Networks gross profit was $3,336,646 or 90% of revenues for the six months ended November 30, 2005 compared to $4,302,373 or 89% of revenue for the six months ended November 30, 2004. The decrease in Career Networks gross profit in dollars is consistent with the decrease in revenues.

SELLING AND MARKETING EXPENSE

      Selling and marketing expenses were $1,613,000 for second quarter 2006 compared to $1,766,087 for second quarter 2005, a decrease of $153,087 or 9%. The net decrease in selling and marketing expense is due to decreases in employee costs and in advertising in Career Networks, partially offset by Enterprise Workforce Services expenses. The decrease in employee costs is primarily due to a decrease in the number of sales consultants within the career transition services group of the Career Networks segment. This decrease is due to a change in business strategy whereby the focus is on increasing revenue per sales consultants while using a smaller, more effective salesforce. The decrease in advertising costs is due to a decrease in the cost of sales leads within the career transition services group of the Career Networks segment as we further leveraged our internal lead generation resources.

      Selling and marketing expenses were $2,925,392 for the six months ended November 30, 2005 compared to $3,493,192 for the six months ended November 30, 2004, a decrease of $567,800 or 16%. The decrease in selling and marketing expense is due to decreases in employee costs and in advertising in Career Networks, partially offset by Enterprise Workforce Services expenses. This decrease is attributable to a reduction in the number of sales and marketing employees in both the Enterprise Workforce Services and Career Networks segments. The decrease in employees in the Enterprise Workforce Services segment is the result of the elimination of redundant positions subsequent to several acquisitions. The decrease in employees in the career transition services group in the Career Networks segment is due to a change in business strategy whereby the focus is on increasing revenue per salesperson while using a smaller, more effective salesforce. The decrease in advertising costs is due to a decrease in the cost of sales leads within the career transition services group of the Career Networks segment as we further leveraged our internal lead generation resources.

GENERAL AND ADMINISTRATIVE EXPENSE

      General and administrative expenses were $4,153,038 for second quarter 2006 compared to $4,170,219 for second quarter 2005, a decrease of $17,181 or ..4%. The slight net decrease in general and administrative expenses includes an increase in bad debt expense of approximately $148,000 and an increase in professional fees of $124,000 offset by a decrease in legal expenses of $130,000 and a decrease in communication expenses of $130,000. The increase in bad debt expense reflects the addition to the allowance for doubtful accounts as a result of higher accounts receivable balances. The increase in professional fees is due to our using various consultants for departmental projects as well as the estimated expense associated with a SAS 70 audit. The primary decrease in legal expense reflects the fact that during second quarter 2005, the Company was involved in an on-going dispute with the ex-shareholders of 6FigureJobs.com. This dispute was settled in third quarter 2005. Finally, the decrease in communication expense represents efficiencies gained after the various acquisitions and the reduction in the number of employees using communication services.

      General and administrative expenses were $7,963,851 for the six months ended November 30, 2005 compared to $7,658,234 for the six months ended November 30, 2004, an increase of $305,617 or 4%. The increase in general and administrative expenses includes an increase in employee costs of approximately $250,000, an increase in professional fees of $243,000 and an increase in bad debt expense of $152,000 offset by a decrease in communication expense of $196,000. The increase in employee costs primarily reflects the accrual of contractual compensation expenses, including the restricted stock units granted during the first six months of fiscal 2006. The increase in professional fees is due to our using various consultants for departmental projects as well as the estimated expense associated with a SAS 70 audit. The increase in bad debt expense reflects the addition to the allowance for doubtful accounts as a result of higher accounts receivable balances. Finally, the decrease in communication expense represents efficiencies gained after the various acquisitions and the reduction in the number of employees using communication services.

RESEARCH AND DEVELOPMENT EXPENSE

      Research and development costs were $908,402 for second quarter 2006 compared to $275,151 for second quarter 2005, an increase of $633,251 or 230%. Subsequent to the various acquisitions, we continue to incur costs necessary to update the acquired software, to standardize the software applications now owned by the Company, and to build out the platform. The increase in research and development costs reflects the increase in employee costs of approximately $284,000 and the increase in professional fees of $343,000 as the Company use both internal and external resources.

      Research and development costs were $2,043,781 for the six months ended November 30, 2005 compared to $679,844 for the six months ended November 30, 2004, an increase of $1,363,937 or 201%. Subsequent to the various acquisitions, we continue to incur costs necessary to update the acquired software, to standardize the software applications now owned by the Company, and to build out the platform. The increase in research and development costs reflects the increase in employee costs of approximately $430,000 and the increase in professional fees of $918,000 as the Company used both internal and external resources, including overseas vendors.

AMORTIZATION AND DEPRECIATION EXPENSE

      Amortization and depreciation expense was $1,569,633 for second quarter 2006 compared to $1,901,291 for second quarter 2005, a decrease of $331,658 or 17%. Amortization and depreciation expense for the Enterprise Workforce Services segment was $1,532,064 for second quarter 2006 compared to $1,806,332 for second quarter 2005, a decrease $274,268 or 15%. The decrease is the net result of certain acquired intangible assets becoming fully amortized offset by the amortization expense associated with intangible assets acquired through recent acquisitions, specifically HRSoft and ProAct. In second quarter 2006, the Career Networks segment amortization and depreciation expense was $37,569 compared to $94,959 in second quarter 2005, a decrease of $57,390 or 60%. The decrease is due to certain intangible assets with a three-year life (customer base and acquired technology) included in the Career Networks segment becoming fully amortized during fiscal 2005.

      Amortization and depreciation expense was $3,460,958 for the six months ended November 30, 2005 compared to $3,764,895 for the six months ended November 30, 2004, a decrease of $303,937 or 8%. Amortization and depreciation expense for the Enterprise Workforce Services segment was $3,385,868 for the six months ended November 30, 2005 compared to $3,434,921 for the six months ended November 30, 2004, an increase $49,053 or 1%. The decrease is the net result of certain acquired intangible assets becoming fully amortized offset by the amortization expense associated with intangible assets acquired through recent acquisitions, specifically HRSoft and ProAct. During the six months ended November 30, 2005, the Career Networks segment amortization and depreciation expense was $75,090 compared to $329,974 in the six months ended November 30, 2004, a decrease of $254,884 or 77%. The decrease is due to certain intangible assets with a three-year life (customer base and acquired technology) included in the Career Networks segment becoming fully amortized during fiscal 2005.

INTEREST INCOME AND OTHER INCOME

      Interest and other income was $54,362 for second quarter 2006 compared to $20,482 for second quarter 2005, an increase of $33,880 or 165%. The increase in interest and other income during second quarter 2006 was due to higher interest-earning cash, short-term investment and restricted cash balances compared to second quarter 2005. The increase in the interest-earning deposits is primarily due to the funds raised during the equity financing in fiscal 2005.

      Interest and other income was $127,501 for the six months ended November 30, 2005 compared to $29,077 for the six months ended November 30, 2004, an increase of $98,424 or 338%. The increase in interest and other income during the six months ended November 30, 2005 was due to higher interest-earning cash, short-term investment and restricted cash balances compared to the six months ended November 30, 2004. The increase in the interest-earning deposits is primarily due to the funds raised during the equity financing in fiscal 2005.

INTEREST AND OTHER EXPENSE

      Interest and other expense was $35,986 for second quarter 2006 compared to $36,512 for second quarter 2005, a decrease of $526 or 1%.

      Interest and other expense was $67,011 for the six months ended November 30, 2005 compared to $128,038 for the six months ended November 30, 2004, a decrease of $61,027 or 48%. During the six months ended November 30, 2004, the Company paid off a non-interest term loan, which was originally assumed as part of the Paula Allen Holdings acquisition. The interest expense relating to the discount on the loan totaled $51,636 during first quarter 2005.

GOODWILL

      Goodwill was $42,284,766 at November 30, 2005 compared to $42,283,442 at May 31, 2005, a net increase of $1,324. The increase in goodwill represents various purchase price adjustments relating to the goodwill generated from the Bravanta acquisition made within one year of the acquisition date.

LIQUIDITY AND CAPITAL RESOURCES

      At November 30, 2005, we maintained $10,478,805 in cash and cash equivalents, restricted cash and short-term investments and working capital of $2,539,593. The receipt of approximately $25 million from the issuance of stock during fiscal 2005 provided capital used in the four acquisitions and, in part, to subsidize the current operating deficit.

      At November 30, 2005, $2,836,778 of short-term investments was restricted from use in order to collateralize various borrowing and lease arrangements. Specifically, these deposits were restricted as security for an outstanding term loan, a line of credit and two letters of guarantee provided to landlords for facility leases. As the outstanding term loan and line of credit balances change, the restricted cash balance guaranteeing them will change accordingly. In addition, when we make lease payments, the restricted cash guaranteeing the leases will periodically decrease according to the terms of the lease agreements.

      For the six months ended November 30, 2005, cash used in operations totaled $2,837,510, consisting primarily of the net loss for the period of $7,141,092 offset by an increase in working capital of $464,742, and non-cash expenses such as amortization and depreciation of $3,434,393, non-cash compensation and payments to consultants of $112,027 and provision for bad debts of $292,420.

      Net cash provided by investing activities during the six months ended November 30, 2005 were $49,543. Investing outflows consisted mainly of $439,052 in capital expenditures offset by the release of restrictions on cash and cash equivalents of $416,052 and the sale of short-term investments of $72,543.

      Net cash used in financing activities was $1,690,358 for the six months ended November 30, 2005. Outflows consisted primarily of repayment of long-term obligations of $1,553,681. This includes a principal payment of $1,434,408 on the note payable entered into as part of the ProAct acquisition. In additions, outflows consisted of the net activity of the bank line of credit totaling $147,513.

      We have had operating losses since our inception. During the six months ended November 30, 2005, we have continued to incur operating losses as a result of non-cash charges such as amortization and depreciation and an overall net increase in operating expenses subsequent to our acquisitions. However, management believes that operating cash flow will continue to increase in the future as a result of increased revenue from the sales of the now complete suite of HCM software applications, a rationalizing of operating expenses after the elimination of redundant costs in the businesses we have acquired, and a general increase in efficiencies.

      We believe that our financial wellbeing remains strong as of November 30, 2005. We believe that our liquidity ratio of 1.2 and our debt to equity ratio of ..23 reflect this.

      Management believes that the anticipated improvement in operating cash flows together with our current cash reserves will be sufficient to meet our working capital and capital expenditure requirements through at least November 30, 2006.

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

      We have established a CDN $3,000,000 line of credit with a Canadian bank which bears interest at the bank's prime rate plus 1%. We have drawn CDN $2,903,232 on this facility as of November 30, 2005. We can draw an additional CDN $96,768 before additional collateral would be required. We also have a term loan with the bank in the amount of CDN $56,661 as of November 30, 2005. The term loan bears interest at the bank's prime rate plus 2%. Additionally, we have two letters of credit used as collateral on leased facilities in the amounts of $95,568 and CDN $400,000.

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

      The impact on net interest income of a 100 basis point adverse change in interest rates for the six- month period ended November 30, 2005 would have been less than $25,000.

FOREIGN CURRENCY RISK

      We have monetary assets and liabilities denominated in Canadian dollars. As a result, fluctuations in the exchange rate of the Canadian dollar against the U.S. dollar will impact our reported net asset position and net income or loss. A 10% change in foreign exchange rates would result in a change in our reported net asset position of approximately $70,000, and a change in the reported net loss for the period ended November 30, 2005 of approximately $115,000.

      We are primarily exposed to market risks associated with fluctuations in interest rates and foreign currency exchange rates.

ITEM 4. CONTROLS AND PROCEDURES

      As of November 30, 2005, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of our disclosure controls and procedures. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms. There were no changes during the quarter ended November 30, 2005 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

      On or about August 10, 2005, a class action lawsuit was filed against the Company, its Chief Executive Officer and its former Chief Financial Officer in the United States District Court for the Southern District of New York. The action, brought on behalf of a purported class of purchasers of the Company's common shares during the period from January 14, 2005 to and including April 14, 2005, alleges, among other things, that management provided the market misleading guidance as to anticipated revenues for the quarter ended February 28, 2005, and failed to correct this guidance on a timely basis. The action claims violations of Section 10(b) of the Securities Exchange Act of 1934 (the "Exchange Act") and Rule 10b-5 promulgated thereunder, as well as Section 20(a) of the Exchange Act, and seeks compensatory damages in an unspecified amount as well as the award of reasonable costs and expenses, including counsel and expert fees and costs. In December 2005, the plaintiffs filed an amended complaint which added an additional plaintiff and sought to elaborate on the allegations contained in the complaint. The Company's counsel has advised the court and opposing counsel of its intention to file a motion to dismiss. The court has scheduled dates by which the motion and briefs are to be filed and has scheduled April 21, 2006 as the date on which it will hear argument on the motion. The case is in its earliest stage, and the Company intends to defend the action vigorously. Management is of the view that the possible effect of the suit cannot be reasonably estimated at this time.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      At the Company's annual and special meeting of shareholders on October 20, 2005, the shareholders of the Company voted on the following matters:

      1. Election of the nominees for directors of the Company as a group;

      2. Appointment of PricewaterhouseCoopers LLP as auditors of the Company;
and

      3. A resolution authorizing the directors to fix the remuneration of the auditors of the Company.

      The shareholders elected all of the nominated directors as follows:


      Nominee                Votes Received        Votes Withheld

      Michael Mullarkey          32,207,312               739,930

      Thomas Danis               32,207,312               739,930

      Matthew Ebbs               32,207,312               739,930

      Arthur Halloran            32,207,312               739,930

      Cholo Manso                32,207,312               739,930

      Michael Gerrior            32,207,312               739,930

      Steve Singh                32,207,312               739,930

      The shareholders approved the appointment of PricewaterhouseCoopers LLP as auditors of the Company. The results of the voting were: For - 32,894,476; Against - 25,090; Abstentions - 22,576; and no broker non-votes.

      The shareholders approved a resolution authorizing the directors to fix the remuneration of the auditors of the Company. The results of the voting were:
For - 32,898,563; Against - 34,803; Abstentions - 8,776; and no broker non-votes.

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


                                        Workstream Inc.
                                        (Registrant)


DATE:       January 9, 2006             By:   /s/ Michael Mullarkey
                                           -------------------------------------
                                        Michael Mullarkey,
                                        Chairman of the Board and
                                        Chief Executive Officer
                                        (Principal Executive Officer)


DATE:      January 9, 2006              By:   /s/  Stephen Lerch
                                           -------------------------------------
                                        Stephen Lerch,
                                        Executive Vice President
                                        Chief Financial Officer /
                                        Chief Operating Officer
                                        (Principal Financial Officer)