Form 10-Q
period 2006-02-28
WORKSTREAM INC
filed 2006-04-10
CIK 1095266

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended February 28, 2006 OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from	to

Commission file number 001-15503

WORKSTREAM INC.
(Exact name of Registrant as specified in its charter)

Canada	N/A
(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification No.)

495 March Road, Suite 300, Ottawa, Ontario	K2K 3G1
(Address of Principal Executive Offices)	(Zip Code)

(613) 270-0619
(Registrant’s Telephone Number, Including Area Code)
(Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Exchange Act (check one):

Large accelerated filer ☐  Accelerated filer ☒  Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of April 5, 2006, there were 50,960,845 common shares, no par value, outstanding, excluding 108,304 common shares held in escrow.

WORKSTREAM INC.

TABLE OF CONTENTS

		Page No
Part I.	Financial Information
	Item 1. Unaudited Consolidated Financial Statements
	Consolidated Balance Sheets as of February 28, 2006 and May 31, 2005	2
	Unaudited Consolidated Statements of Operations for the Three and Nine Months ended February 28, 2006 and 2005	3
	Unaudited Consolidated Statements of Cash Flows for the Nine Months ended February 28, 2006 and 2005	4
	Notes to Unaudited Consolidated Financial Statements	5
	Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	21
	Item 3. Quantitative and Qualitative Disclosures About Market Risk	28
	Item 4. Controls and Procedures	29
Part II.	Other Information
	Item 1. Legal Proceedings	29
	Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	30
	Item 6. Exhibits	30
	Signatures
	Exhibit 31.1
	Exhibit 31.2
	Exhibit 32.1
	Exhibit 32.2

PART I. - FINANCIAL INFORMATION
ITEM 1 - UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

WORKSTREAM INC.
CONSOLIDATED BALANCE SHEETS

	February 28, 2006	May 31, 2005
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$6,332,043	$11,811,611
Restricted cash	3,024,369	3,063,368
Short-term investments	273,839	312,322
Accounts receivable, net	4,036,557	3,409,654
Prepaid expenses and other assets	584,057	648,539
Total current assets	14,250,865	19,245,494
Property and equipment, net	1,774,900	1,224,332
Other assets	89,749	89,570
Acquired intangible assets, net	9,509,120	12,814,525
Goodwill	44,721,859	42,283,442

TOTAL ASSETS	$70,346,493	$75,657,363

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,558,488	$2,520,038
Accrued liabilities	2,096,825	1,568,306
Line of credit	2,409,600	2,326,612
Accrued compensation	1,610,560	1,005,950
Note payable	500,000	-
Current portion of long-term obligations	415,943	1,738,966
Deferred revenue	4,945,672	3,288,964
Total current liabilities	14,537,088	12,448,836
Long-term obligations	350,424	192,258
Deferred revenue	308,875	77,156
Accrued compensation	119,769	-
Total liabilities	15,316,156	12,718,250

Commitments and contingencies	—	—

STOCKHOLDERS’ EQUITY

Common stock, no par value: 50,734,178 and 49,182,772 shares issued and outstanding, respectively	111,607,994	109,019,358
Additional paid-in capital	7,506,376	7,506,376
Accumulated other comprehensive loss	(865,301)	(928,303)
Accumulated deficit	(63,218,732)	(52,658,318)
Total stockholders’ equity	55,030,337	62,939,113

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$70,346,493	$75,657,363

See accompanying notes to these consolidated financial statements.

WORKSTREAM INC.
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months ended February 28,		Nine Months ended February 28,
	2006	2005	2006	2005

Enterprise Workforce Services	$4,941,544	$4,947,814	$14,771,734	$12,996,054
Career Networks	1,793,501	1,926,921	5,505,246	6,745,634
Revenues, net	6,735,045	6,874,735	20,276,980	19,741,688

Cost of revenues (exclusive of the amortization and depreciation expense noted below)	1,769,796	1,969,529	6,070,601	5,235,852
Gross profit	4,965,249	4,905,206	14,206,379	14,505,836

Operating expenses:
Selling and marketing	1,813,258	1,699,207	4,872,880	5,222,852
General and administrative	3,606,542	4,064,096	11,071,267	11,691,880
Research and development	1,407,341	545,478	3,816,118	1,225,321
Amortization and depreciation	1,570,251	2,292,066	5,031,209	6,056,961
Total operating expenses	8,397,392	8,600,847	24,791,474	24,197,014

	(3,432,143)	(3,695,641)	(10,585,095)	(9,691,178)

Interest and other income	50,269	97,094	177,774	126,171
Interest and other expense	(44,727)	(48,534)	(111,738)	(176,572)
Other income (expense), net	5,542	48,560	66,036	(50,401)

Loss before income tax	(3,426,601)	(3,647,081)	(10,519,059)	(9,741,579)
Recovery of deferred income taxes	—	83,017	—	847,920
Current income tax benefit (expense)	7,276	9,713	(41,355)	(18,394)
NET LOSS FOR THE PERIOD	$(3,419,325)	$(3,554,351)	$(10,560,414)	$(8,912,053)

Weighted average number of common shares outstanding	49,994,178	46,498,415	49,457,622	41,653,575

Basic and diluted net loss per share	$(0.07)	$(0.08)	$(0.21)	$(0.21)

See accompanying notes to these consolidated financial statements.

WORKSTREAM INC.
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months ended February 28,
	2006	2005
Cash provided by (used in) operating activities:
Net loss for the period	$(10,560,414)	$(8,912,053)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization and depreciation	4,991,076	6,024,117
Non-cash interest on convertible notes and notes payable	—	53,746
Provision for bad debt	399,725	76,088
Recovery of deferred income taxes	—	(847,920)
Non-cash compensation	172,569	—
Non-cash payment to consultants	42,061	—
Net change in operating components of working capital:
Accounts receivable	(62,958)	206,551
Prepaid expenses and other assets	(69,868)	583,680
Accounts payable and accrued expenses	1,061,993	(2,598,345)
Deferred revenue	923,030	449,240
Net cash used in operating activities	(3,102,786)	(4,964,896)

Cash provided by (used in) investing activities:
Proceeds from sale of capital asset	—	5,700
Purchase of property and equipment	(490,784)	(279,729)
Cash paid for business combinations	(500,000)	(8,838,592)
Decrease/(increase) in restricted cash	298,474	(188,651)
Sale of short-term investments	72,699	92,589
Net cash used in investing activities	(619,611)	(9,208,683)

Cash provided by (used in) financing activities:
Proceeds from exercise of options and warrants	10,836	1,075,637
Cost related to the registration and issuance of common stock	—	(887,680)
Proceeds from issuance of common stock	—	24,993,989
Repayment of long-term obligations	(1,628,960)	(965,967)
Line of credit, net activity	138,696	123,806
Net cash (used in) provided by financing activities	(1,479,428)	24,339,785

Effect of exchange rate changes on cash and cash equivalents	(277,743)	74,376

Net (decrease) increase in cash and cash equivalents	(5,479,568)	10,240,582
Cash and cash equivalents, beginning of period	11,811,611	4,338,466

Cash and cash equivalents, end of period	$6,332,043	$14,579,048

Non-cash investing activities:
Equipment acquired under capital leases	$485,677	$—

See accompanying notes to these consolidated financial statements.

WORKSTREAM INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 1.   Description of Company and Significant Accounting Policies

Description of the Company

Workstream Inc. (“Workstream” or the “Company”), is a provider of services and web-based software for Human Capital Management (“HCM”). HCM is the process by which companies recruit, train, evaluate, motivate and retain their employees. Workstream offers software and services that address the needs of companies to more effectively manage their human capital management function. Workstream has two distinct reporting units: Enterprise Workforce Services and Career Networks. The Enterprise Workforce Services segment offers a complete suite of HCM software solutions, which includes recruitment, benefits administration and enrollment, performance management, employee development, succession planning, compensation management and employee rewards and discount programs. The Career Networks segment offers recruitment research, resume management and career transition services. In addition, Career Networks provides services through a web-site where job-seeking senior executives can search job databases and post their resumes, and companies and recruiters can post position openings and search for qualified senior executive candidates. Workstream conducts its business in the United States and Canada.

Unaudited Interim Financial Information

The accompanying consolidated balance sheet as of February 28, 2006, the consolidated statements of operations for the three and nine months ended February 28, 2006 and 2005, and the consolidated statements of cash flows for the nine months ended February 28, 2006 and 2005 are unaudited but include all adjustments (consisting of normal recurring adjustments) that are, in the opinion of management, necessary for a fair presentation of our financial position at such dates and our results of operations and cash flows for the periods then ended, in conformity with accounting principles generally accepted in the United States (“GAAP”). The consolidated balance sheet as of May 31, 2005 has been derived from the audited consolidated financial statements at that date but, in accordance with the rules and regulations of the United States Securities and Exchange Commission (“SEC”), does not include all of the information and notes required by GAAP for complete financial statements. Operating results for the three and nine months ended February 28, 2006 are not necessarily indicative of results that may be expected for the entire fiscal year. The financial statements should be read in conjunction with the financial statements and notes for the fiscal year ended May 31, 2005 included in the Company’s Form 10-K filed with the Securities and Exchange Commission on August 15, 2005.

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

Cash Equivalents and Short-Term Investments

Cash equivalents and short-term investments are stated at cost plus accrued interest, which approximates fair value. Cash equivalents are defined as highly liquid investments with terms to maturity at acquisition of three months or less. Short-term investments are defined as highly liquid investments with terms to maturity of more than three months but less than one year at the date of acquisition. All cash equivalents and short-term investments are classified as available for sale.

Restricted Cash

Restricted cash consists of short-term investment balances used to collateralize the outstanding line and letter of credit and term loan balances as well as certain lease agreements. The line and letter of credit, term loan, and facility leases form part of current operations, and, accordingly, the restricted cash is classified as a current asset.

Property and Equipment

Property and equipment are recorded at cost. Depreciation is based on the estimated useful life of the asset and is recorded as follows:

Furniture and fixtures	5 years straight line
Office equipment	5 years straight line
Computers and software	3 years straight line
Leasehold improvements	Shorter of lease term or useful life

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

Goodwill and Acquired Intangible Assets

Management assesses goodwill related to reporting units for impairment at least annually and writes down the carrying amount of goodwill as required. The Company’s two reporting units are consistent with its segments (Enterprise Workforce Services and Career Networks). The Company estimates the fair value of each reporting unit by preparing a discounted cash flow model. An impairment charge is recorded if the implied fair value of goodwill of a reporting unit is less than the book value of goodwill for that unit.

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

Revenue Recognition

The Company derives revenue from various sources including the following: subscription and hosting fees; licensing of software; software maintenance fees; professional services related to software implementation, customization and training; sale of products and tickets through the Company’s employee discount and rewards software module; career transition services; recruitment research services; and, applicant sourcing and exchange services.

In general, the Company recognizes revenue when all of the revenue recognition criteria are met, which is typically when:
•	Evidence of an arrangement exists
•	Services have been provided or goods have been delivered
•	The price is fixed or determinable
•	Collection is reasonably assured.

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

One of the software applications offered by the Company allows customer companies to offer rewards and benefits (discounted goods and tickets) in an effort to promote employee retention. The Company generates subscription revenues from the software and, in addition, generates revenue from the sale of products and tickets to the customers’ employees through a website. The Company recognizes revenue when all of the revenue recognition criteria are met, which is typically when the goods are shipped and title has transferred.

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

Accounting for Stock-Based Compensation

The Company grants stock options and restricted stock units to employees, directors and consultants under the 2002 Amended and Restated Stock Option Plan (the “Plan”), which was most recently amended in October 2004. Under the Plan, as amended, the Company is authorized to issue up to 4,000,000 shares of common stock upon the exercise of stock options and an additional 1,000,000 shares of common stock for issuance of restricted stock unit grants.

In November 2005, the Company finalized restricted stock unit agreements for certain executives and the members of the Board of Directors. Each restricted stock unit represents one share of common stock and vests over three years, after which time the Company will issue the common stock underlying the vested restricted stock units. During the vesting period, the restricted stock units cannot be transferred, and the grantee has no voting or dividend rights. The cost of the awards, determined to be the fair market value of the shares at the date of the grant, is expensed ratably over the vesting period. A total of 270,000 restricted stock units were outstanding as of February 28, 2006. The compensation expense associated with the restricted stock units is included in general and administrative expenses on the statement of operations and in accrued compensation on the balance sheet.

The Company accounts for compensation expense for its stock-based employee compensation plan using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”) and complies with the disclosure provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123, Accounting for Stock-Based. Under APB 25, compensation expense is measured at the grant date based on the intrinsic value of the award and is recognized on a straight-line basis over the service period, which is usually the option-vesting period.

Pro forma information regarding the results of operations is determined as if the Company had accounted for its employee stock options using the fair-value method. The fair value of options granted was estimated at the date of grant using the Black Scholes option-pricing model with the following assumptions:

	Three Months ended February 28,		Nine Months ended February 28,
	2006	2005	2006	2005

Weighted-average risk free interest rates	4.39%	3.74%	4.32%	3.62%
Expected dividend yield	0%	0%	0%	0%
Weighted-average expected volatility	83%	77%	83%	70%
Expected life (in years)	3.5	3.5	3.5	3.5

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

The following reflects the impact on results of operations if the Company had recorded additional compensation expense relating to the stock-based compensation:

	Three Months ended February 28,		Nine Months ended February 28,
	2006	2005	2006	2005

Net loss, as reported	$(3,419,325)	$(3,554,351)	$(10,560,414)	$(8,912,053)
Add: stock-based compensation expense included in reported net loss	44,109	—	114,606	—
Deduct: total stock-based compensation expense determined under fair value based method for all awards	(277,716)	(211,005)	(792,006)	(663,045)
Net loss, pro forma	$(3,652,932)	$(3,765,356)	$(11,237,814)	$(9,575,098)

Weighted average common shares outstanding during the period	49,994,178	46,498,415	49,457,622	41,653,575

Basic and diluted loss per share:
As reported	$(0.07)	$(0.08)	$(0.21)	$(0.21)
Pro forma	$(0.07)	$(0.08)	$(0.23)	$(0.23)

Research and Development Costs

Research and development costs associated with computer software products to be sold, leased, or otherwise marketed are expensed as incurred until technological feasibility has been established. Technological feasibility is established upon completion of a working model; thereafter, all software production costs are capitalized and subsequently reported at the lower of unamortized cost or net realizable value. Capitalized costs would be amortized based on current and future revenue for each product, with an annual minimum equal to the straight—line amortization over the remaining estimated economic life of the product. To date, the time period between the establishment of technological feasibility and completion of software development has been short, and as a result, no significant development costs have been incurred during that period. Accordingly, the Company has not capitalized any research and development costs to date associated with computer software products to be sold, leased, or otherwise marketed.

Research and development costs primarily include salaries and related costs, costs associated with using outside vendors and miscellaneous administrative expenses.

Foreign Currency Translation

The parent company is located in Canada, and the functional currency of the parent company is the Canadian dollar. The Company’s subsidiaries use their local currency, which is the U.S. dollar, as their functional currency. Adjustments resulting from translating foreign functional currency financial statements into U.S. dollars are recorded as a separate component of stockholders’ equity. All assets and liabilities denominated in a foreign currency are translated into U.S. dollars at the exchange rate on the balance sheet date. Revenues and expenses are translated at the average exchange rate during the period. Equity transactions are translated using historical exchange rates. Foreign currency transaction gains and losses are included in net loss for the period and have not been material during the nine months ended February 28, 2006.

Concentration of Credit Risk

The Company’s financial instruments that are exposed to concentrations of credit risk consist primarily of cash and cash equivalents, restricted cash, short-term investments and accounts receivable. At times, the Company’s deposits may exceed federally insured limits. Management believes that the use of credit quality financial institutions minimizes the risk of loss associated with these deposits. Collateral is not required for accounts receivable.

Interest Rate Risk

The Company’s restricted cash short-term investments earn interest at fixed rates. The Company’s line of credit and term loan accrue interest at a variable rate based on the bank’s prime rate. Fluctuations in the prime rate could impact the Company’s financial results. Management believes that the exposure to interest rate fluctuations is limited as the line of credit and the term loan are fully collateralized with restricted cash and can be liquidated if faced with rising interest rates.

Fair Value of Financial Instruments

The carrying amounts of the Company’s financial instruments, including cash and cash equivalents, short-term investments, restricted cash, accounts receivable, accounts payable and accrued expenses, approximate their fair values due to their short maturities. Based on borrowing rates currently available to the Company for similar terms, the carrying value of the line of credit and long-term obligations approximate fair value.

Business Combinations and Valuation of Intangible Assets

The Company accounts for business combinations in accordance with SFAS No. 141, Business Combinations (“SFAS 141”). SFAS 141 requires business combinations to be accounted for using the purchase method of accounting and includes specific criteria for recording intangible assets separate from goodwill. Results of operations of acquired businesses are included in the financial statements of the Company from the date of acquisition. Net assets of the acquired company are recorded at their fair value at the date of acquisition. As required by SFAS No. 142, Goodwill and Other Intangible Assets (“SFAS 142”), the Company does not amortize goodwill but instead tests goodwill for impairment periodically and if necessary, would record any impairment in accordance with SFAS 142. Identifiable intangibles, such as the acquired customer base, are amortized over their expected economic lives.

Recent Accounting Pronouncements

In December 2004, the FASB issued SFAS No. 123 (revised 2004), Accounting for Share-Based Payments (“SFAS 123R”). SFAS 123R requires that the compensation cost relating to share-based payment transactions be recognized in financial statements with the cost measured based on the estimated fair value of the equity or liability instruments issued. SFAS 123R states that its effective date is for interim periods beginning after June 15, 2005, but the SEC has deferred the effective date to annual periods beginning after June 15, 2005. Accordingly, the Company will adopt the new requirements beginning in fiscal 2007. SFAS 123R covers a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans. SFAS 123R replaces SFAS 123, Share-Based Compensation, and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees. The Company is currently assessing the impact of adoption.

In June 2005, the FASB issued SFAS 154, Accounting Changes and Error Corrections (“SFAS 154”), which replaces APB 20, Accounting Changes (“APB 20”), and SFAS 3, Reporting Accounting Changes in Interim Financial Statements. SFAS 154 applies to all voluntary changes in accounting principles and changes in requirements for accounting for and reporting of a change in accounting principle. SFAS 154 requires retroactive application to prior period financial statements of a voluntary change in accounting principles unless it is impracticable. APB 20 previously required that most voluntary changes in accounting principles be recognized by including in net income of the period of the change the cumulative effect of changing to the new accounting principle. SFAS 154 carries forward many other provisions of APB 20 without change, including the provisions related to the reporting of a change in accounting estimate, a change in the reporting entity and the correction of an error. The Company will adopt this standard effective June 1, 2006.

Note 2.   Exxceed Acquisition

On January 13, 2006, the Company acquired certain assets of Exxceed, Inc. (“Exxceed”), a Delaware corporation, a developer and marketer of competency and performance management software. As partial consideration for the purchase, the Company issued 1,500,000 shares of common stock valued at $2,525,000. Up to an additional $1,000,000 in common shares, representing potential contingent consideration, may be issued upon the acquired company meeting certain billing targets within 12 months of the acquisition date. The primary reason for the Exxceed acquisition was to enable the Company to both enhance and expand its product and service offerings. The acquisition added a competency and employee development capability and upgraded the current performance management and succession planning application.

The consolidated financial statements presented herein include the results of operations of Exxceed from January 14, 2006.

Management prepared the valuation of the net tangible and intangible assets acquired and liabilities assumed.

The following summarizes the Exxceed purchase price allocation:

Share consideration	$2,525,000
Cash consideration	500,000
Note payable	500,000
Acquisition costs	35,000
Total purchase price	$3,560,000

Current assets	$945,729
Tangible long-term assets	21,173
Other assets	5,562
Current liabilities	(1,003,577)
Intangible assets:
Customer base	561,752
Acquired technology	587,989
Goodwill	2,441,372
Total net assets	$3,560,000

As part of the acquisition, the Company delivered a $500,000 promissory note, which offsets certain accounts receivable totaling $1,029,470 at the acquisition date. The Company will retain the first $500,000 of cash collected on these accounts receivable. The next $500,000 in cash receipts will be used to pay down the note payable dollar for dollar. The Company will then maintain all cash receipts over $1,000,000. All accounts that remain uncollected at May 31, 2006 will be returned to Exxceed and the note payable will be cancelled. Otherwise, the note payable matures on January 13, 2007. The note payable is included in current liabilities on the consolidated balance sheet.

Note 3.   Allowance for Doubtful Accounts

The following presents the details of the change in the allowance for doubtful accounts:

	Nine Months ended February 28, 2006	Year ended May 31, 2005

Balance at beginning of the period	$495,402	$21,509
Charged to bad debt expense	399,725	577,362
Write-offs and effect of exchange rate changes	(31,513)	(103,469)
Balance at end of the period	$863,614	$495,402

The Company assesses the adequacy of the allowance for doubtful accounts balance based on historical experience. Any adjustments to this account are reflected in the statement of operations as a general and administrative expense.

Note 4.   Acquired Intangible Assets

 Acquired intangible assets consist of the following:

	February 28, 2006		May 31, 2005
	Cost	Accumulated Amortization	Cost	Accumulated Amortization

Customer base	$8,132,722	$5,432,129	$7,561,712	$4,360,465
Acquired technologies	22,191,121	16,009,402	21,592,299	12,804,243
Intellectual property	1,322,760	695,952	1,322,760	497,538
	31,646,603	$22,137,483	30,476,771	$17,662,246
Less accumulated amortization	(22,137,483)		(17,662,246)
Net acquired intangible assets	$9,509,120		$12,814,525

Amortization expense for acquired intangible assets was $1,377,828 and $2,029,809 for the three months ended February 28, 2006 and 2005, respectively. Amortization expense for acquired intangible assets was $4,475,237 and $5,301,569 for the nine months ended February 28, 2006 and 2005, respectively. The estimated amortization expense related to acquired intangible assets in existence as of February 28, 2006 is as follows:

Remainder of Fiscal 2006:	$1,441,697
Fiscal 2007:	5,464,831
Fiscal 2008:	2,152,615
Fiscal 2009:	428,477
Fiscal 2010:	21,500
$9,509,120

Note 5.   Goodwill

The following represents the detail of the changes in the goodwill account for the year ended May 31, 2005 and the nine months ended February 28, 2006:

	Enterprise Workforce Services	Career Networks	Total
Goodwill at May 31, 2004	$16,375,409	$12,223,297	$28,598,706
Acquisitions during the year	10,617,019	—	10,617,019
Contingent consideration	2,532,111	234,305	2,766,416
Purchase price allocation adjustments made within one year of acquisition date	301,301	—	301,301
Goodwill at May 31, 2005	29,825,840	12,457,602	42,283,442
Acquisitions during the period	2,441,372	—	2,441,372
Purchase price allocation adjustments made
within one year of acquisition date	(2,955)	—	(2,955)
Goodwill at February 28, 2006	$32,264,257	$12,457,602	$44,721,859

Note 6.   Contingencies

In July 2005, a direct competitor filed a complaint against the Company in U.S. District Court in the District of Massachusetts. The plaintiff asserted that Workstream interfered with the contractual relationship between it and a former member of its executive management team. This issue was resolved during the second quarter of fiscal 2006 with a payment of approximately $60,000.

On or about August 10, 2005, a class action lawsuit was filed against the Company, its Chief Executive Officer and its former Chief Financial Officer in the United States District Court for the Southern District of New York.  The action, brought on behalf of a purported class of purchasers of the Company’s common shares during the period from January 14, 2005 to and including April 14, 2005, alleges, among other things, that management provided the market misleading guidance as to anticipated revenues for the quarter ended February 28, 2005, and failed to correct this guidance on a timely basis.  The action claims violations of Section 10(b) of the Securities Exchange Act of 1934 (the “Exchange Act”) and Rule 10b-5 promulgated thereunder, as well as Section 20(a) of the Exchange Act, and seeks compensatory damages in an unspecified amount as well as the award of reasonable costs and expenses, including counsel and expert fees and costs.  In December 2005, the plaintiffs filed an amended complaint which added an additional plaintiff and sought to elaborate on the allegations contained in the complaint. The Company’s counsel has filed a motion to dismiss the complaint. That motion has now been fully briefed and is scheduled for hearing on April 21, 2006. The case is in its earliest stage, and the Company intends to defend the action vigorously. Management is of the view that the possible effect of the suit cannot be reasonably estimated at this time.

The Company is subject to other legal proceedings and claims which arise in the ordinary course of business. The Company does not believe that the resolution of such actions will materially affect the Company’s business, results of operations or financial condition.

Note 7. Comprehensive Loss

Components of comprehensive loss were as follows:

	Three Months ended February 28,		Nine Months ended February 28,
	2006	2005	2006	2005
Net loss for the period	$(3,419,325)	$(3,554,351)	$(10,560,414)	$(8,912,053)
Other comprehensive income:
Cumulative translation adjustment (net of tax of $0)	18,466	(19,642)	63,002	163,501

Comprehensive loss for the period	$(3,400,859)	$(3,573,993)	$(10,497,412)	$(8,748,552)

Note 8.   Segmented and Geographic Information

The Company has two reportable segments: Enterprise Workforce Services and Career Networks. Enterprise Workforce Services consists of revenue generated from HCM software and related professional services. In addition, Enterprise Workforce Services generates revenue from the sale of various products through the rewards module of the HCM software. Career Networks primarily consists of revenue from career transition services, recruitment services and resume management services.

The Company evaluates performance in each segment based on profit or loss from operations. There are no inter-segment sales. Corporate operating expenses are allocated to the segments primarily based on revenue.

The Company’s segments are distinct business units that offer different products and services. Each is managed separately and each has a different client base that requires a different approach to the sales and marketing process. In addition, Career Networks is an established business unit whereas Enterprise Workforce Services is a developing business unit, which requires significantly more investment in time and resources.

During the fourth quarter of fiscal 2005, the Company changed its reportable segments. Prior to the change, career transition services were considered a separate reportable segment (Career Transition Services), and recruitment services and resume management services were included in the Enterprise Workforce Services segment. The change was made to more accurately reflect how management evaluates the business. The fiscal 2005 segment information has been reclassified to conform to the current year presentation.

The following is a summary of the Company’s operations by business segment and by geographic region for the three and nine-month periods ended February 28, 2006 and 2005:

Business Segments
	Enterprise
	Workforce	Career
	Services	Networks	Total

Three Months ended February 28, 2006

Software and professional services	$3,357,733	$—	$3,357,733
Rewards and tickets	1,583,811	—	1,583,811
Career Networks revenue	—	1,793,501	1,793,501
Revenue, net	4,941,544	1,793,501	6,735,045
Cost of revenues, rewards and tickets	1,169,312	—	1,169,312
Cost of revenues, other	437,054	163,430	600,484
Gross profit	3,335,178	1,630,071	4,965,249
Expenses	5,138,553	1,688,588	6,827,141
Amortization and depreciation	1,532,394	37,857	1,570,251
Business segment loss	$(3,335,769)	$(96,374)	(3,432,143)
Other income and impact of income taxes			12,818
Net loss			$(3,419,325)

	Enterprise
	Workforce	Career
	Services	Networks	Total

Nine Months ended February 28, 2006

Software and professional services	$9,887,358	$—	$9,887,358
Rewards and tickets	4,884,376	—	4,884,376
Career Networks revenue	—	$5,505,246	5,505,246
Revenue, net	14,771,734	5,505,246	20,276,980
Cost of revenues, rewards and tickets	3,661,069	—	3,661,069
Cost of revenues, other	1,871,002	538,530	2,409,532
Gross profit	9,239,663	4,966,716	14,206,379
Expenses	14,432,600	5,327,665	19,760,265
Amortization and depreciation	4,918,261	112,948	5,031,209
Business segment loss	$(10,111,198)	(473,897)	(10,585,095)
Other income and impact of income taxes			24,681
Net loss			$(10,560,414)

	Enterprise
	Workforce	Career
	Services	Networks	Total
As at February 28, 2006
Business segment assets	$5,680,863	$804,399	$6,485,262
Intangible assets	9,474,289	34,831	9,509,120
Goodwill	32,264,257	12,457,602	44,721,859
	$47,419,409	$13,296,832	60,716,241
Assets not allocated to business segments			9,630,252
Total assets			$70,346,493

	Enterprise
	Workforce	Career
	Services	Networks	Total

Three Months ended February 28, 2005

Software and professional services	$3,504,225	$—	$3,504,225
Rewards and tickets	1,443,589	—	1,443,589
Career Networks revenue	—	$1,926,921	1,926,921
Revenue, net	4,947,814	1,926,921	6,874,735
Cost of revenues, rewards and tickets	1,016,237	—	1,016,237
Cost of revenues, other	733,162	220,130	953,292
Gross profit	3,198,415	1,706,791	4,905,206
Expenses	4,752,266	1,556,515	6,308,781
Amortization and depreciation	2,252,469	39,597	2,292,066
Business segment (loss) / income	$(3,806,320)	$110,679	(3,695,641)
Other income and impact of income taxes			141,290
Net loss			$(3,554,351)

	Enterprise
	Workforce	Career
	Services	Networks	Total

Nine Months ended February 28, 2005

Software and professional services	$8,716,232	$—	$8,716,232
Rewards and tickets	4,279,822	—	4,279,822
Career Networks revenue	—	6,745,634	6,745,634
Revenue, net	12,996,054	6,745,634	19,741,688
Cost of revenues, rewards and tickets	3,114,921	—	3,114,921
Cost of revenues, other	1,384,459	736,472	2,120,931
Gross profit	8,496,674	6,009,162	14,505,836
Expenses	11,941,024	6,199,029	18,140,053
Amortization and depreciation	5,687,390	369,571	6,056,961
Business segment loss	$(9,131,740)	$(559,438)	(9,691,178)
Other income and impact of income taxes			779,125
Net loss			$(8,912,053)

	Enterprise
	Workforce	Career
	Services	Networks	Total
As at May 31, 2005
Business segment assets	$4,714,196	$737,873	$5,452,069
Intangible assets	12,721,282	93,243	12,814,525
Goodwill	29,825,840	12,457,602	42,283,442
	$47,261,318	$13,288,718	60,550,036
Assets not allocated to business segments			15,107,327
Total assets			$75,657,363

Geographic
	Canada	United States	Total

Three Months ended February 28, 2006
Revenue	$351,707	$6,383,338	$6,735,045
Expenses	1,110,179	9,057,009	10,167,188
Geographical loss	$(758,472)	$(2,673,671)	(3,432,143)
Other expenses and impact of income taxes			12,818
Net loss			$(3,419,325)

	Canada	United States	Total

Nine Months ended February 28, 2006
Revenue	$1,502,209	$18,774,771	$20,276,980
Expenses	3,345,793	27,516,282	30,862,075
Geographical loss	$(1,843,584)	$(8,741,511)	(10,585,095)
Other expenses and impact of income taxes			24,681
Net loss			$(10,560,414)

	Canada	United States	Total
As at February 28, 2006
Long-lived assets	$1,277,311	$54,818,317	$56,095,628
Other assets			14,250,865
Total assets			$70,346,493

	Canada	United States	Total

Three Months ended February 28, 2005
Revenue	$558,608	$6,316,127	$6,874,735
Expenses	634,691	9,935,685	10,570,376
Geographical loss	$(76,083)	$(3,619,558)	(3,695,641)

Other income and impact of income taxes			141,290
Net loss			$(3,554,351)

	Canada	United States	Total

Nine Months ended February 28, 2005
Revenue	$1,644,679	$18,097,009	$19,741,688
Expenses	1,851,811	27,581,055	29,432,866
Geographical loss	$(207,132)	$(9,484,046)	(9,691,178)
Other income and impact of income taxes			779,125
Net loss			$(8,912,053)

	Canada	United States	Total
As at May 31, 2005
Long-lived assets	$641,040	$55,770,829	$56,411,869
Other assets			19,245,494
Total assets			$75,657,363

Note 9.   Net Income (Loss) per Share

Because the Company reported a net loss during the three and nine-month periods ended February 28, 2006 and 2005, the Company excluded the impact of its common stock equivalents in the computation of dilutive earnings per share for these periods, as their effect would be anti-dilutive. The following outstanding instruments could potentially dilute basic earnings per share in the future:

February 28, 2006
Stock options	2,646,387
Restricted stock units	270,000
Escrowed shares	108,304
Warrants	3,570,834
Potential increase in number of shares from dilutive instruments	6,595,525

ITEM 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD LOOKING STATEMENTS

Certain statements discussed in Item 2 (Management’s Discussion and Analysis of Financial Condition and Results of Operations), and Item 3 (Quantitative and Qualitative Disclosures About Market Risk) and elsewhere in this Form 10-Q constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements concerning management’s expectations, strategic objectives, business prospects, anticipated economic performance and financial condition and other similar matters involve known and unknown risks, uncertainties and other important factors that could cause the actual results, performance or achievements of results to differ materially from any future results, performance or achievements discussed or implied by such forward-looking statements. Such risks, uncertainties and other important factors are described in Item 7 (Management’s Discussion and Analysis of Financial Condition and Results of Operations) of the Company’s Form 10-K for the fiscal year ended May 31, 2005. The words “estimate,” “project,” “intend,” “believe,” “plan” and similar expressions are intended to identify forward-looking statements. Forward-looking statements speak only as of the date of the document in which they are made. The Company disclaims any obligation or undertaking to provide any updates or revisions to any forward-looking statement to reflect any change in the Company’s expectations or any change in events, conditions or circumstances on which the forward-looking statement is based.

The following discussion and analysis should be read in conjunction with our unaudited consolidated financial statements and accompanying notes for the three-month and nine-month periods ended February 28, 2006. All figures are in United States dollars, except as otherwise noted.

OVERVIEW

We are a provider of services and web-based software for Human Capital Management (“HCM”). HCM is the process by which companies recruit, train, evaluate, motivate and retain their employees. We offer software and services that address the needs of companies to more effectively manage their human capital management function. Our software as a service business model provides an entire suite of applications that cover the entire employee lifecycle. We believe that our “one-stop-shopping” approach for our clients’ HCM needs is more efficient and effective than traditional methods of human resource management.

We have two distinct operating segments, Enterprise Workforce Services and Career Networks. The Enterprise Workforce Services segment primarily consists of HCM software, professional services and the sale of products and tickets through the Company’s employee discount and rewards software module. Our Enterprise Workforce Services segment offers a complete suite of HCM software solutions, which address recruitment, benefits, performance, compensation and rewards. The Career Networks segment consists of career transition services, recruitment research and applicant sourcing and exchange.

During the fourth quarter of fiscal 2005, the Company changed its reportable segments. Prior to the change, outplacement services were considered a separate reportable segment (Career Transition Services), and recruitment services and resume management services were included in the Enterprise Workforce Services segment. The change was made to more accurately reflect how management evaluates the business. The fiscal 2005 segment information contained in the notes to the financial statements has been reclassified to conform to the current year presentation.

During fiscal 2002, 2003 and 2004, we made a total of 12 business acquisitions. During fiscal 2005, we completed the following business acquisitions: Peoplebonus on June 21, 2004; Bravanta on July 27, 2004; HRSoft on October 6, 2004; and ProAct on December 30, 2004. We acquired Exxceed, Inc. on January 13, 2006. All of these acquisitions have enabled us to expand and enhance our HCM software, increase our service offerings and increase our revenue streams. Subsequent to the acquisitions, we have concentrated on integrating the acquired entities, expanding the reach of the existing business and identifying other potential acquisition targets. When we complete an acquisition, we combine the business of the acquired entity into the Company’s existing operations. The acquired business is not maintained as a standalone business operation. Therefore, we do not separately account for the acquired business, including its profitability. Rather, it is included in one of our two distinct business segments and is evaluated as part of the entire segment.

To monitor our results of operations and financial condition, we review key financial information including net revenues, gross profit, earnings per share, and cash flow from operations. As acquired entities are integrated and our business evolves, we continue to seek methods to more efficiently monitor and manage our business performance. We review key operating metrics such as revenue per average number of employees, liquidity ratio1, and debt to equity ratio2.

1 Liquidity ratio represents the number of times that current assets can cover current liabilities, and it is calculated by dividing current assets by current liabilities.

2 Debt to equity ratio represents the level of debt in relation to shareholders’ equity measuring a company’s financial leverage. The ratio is calculated by dividing total liabilities by shareholders’ equity.

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

Goodwill is assessed for impairment on an annual basis or more frequently if circumstances warrant. The most recent assessment was performed as of May 31, 2005, and no impairment indicators were identified during the first nine months of fiscal 2006. We assess goodwill related to reporting units for impairment and write down the carrying amount of goodwill as required. We estimate the fair value of each business unit by preparing a discounted cash flow model using a 15% discount rate. The model is prepared by projecting results for five years making different assumptions for each reporting unit. For the calculation done at the end of fiscal 2005, we estimated that individual reporting unit revenue growth rates would range from 2% to 25%, that gross profit would increase slightly, and that operating expenses would increase but would decrease as a percentage of revenues. An impairment charge is recorded if the implied fair value of goodwill of a reporting unit is less than the book value of goodwill for that unit. Changes in the discount rate used or in other assumptions in the model would result in wide fluctuations in the value of goodwill that is supported. Any such changes may result in additional impairment write-downs.

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

REVENUES

Consolidated revenues were $6,735,045 for third quarter 2006 compared to $6,874,735 for third quarter 2005, a decrease of $139,690 or 2%.

Enterprise Workforce Solutions revenues for third quarter 2006 were $4,941,544 compared to $4,947,814 for third quarter 2005, a decrease of $6,270 or 0.1%. The net decrease is due to: $303,641 decrease in professional services revenue offset by a $140,222 increase in reward product revenue and a $157,149 increase in software revenue. The decrease in professional services revenue reflects the significant amount of professional services activity in third quarter 2005 subsequent to the ProAct acquisition. In addition, professional services activity in third quarter 2006 reflects a decrease during the period in the number and size of professional services engagements, some of which were rescheduled to the following quarter. The increase in rewards revenue is due to a strong holiday season and a less significant decline after the holidays in third quarter 2006 compared to the third quarter 2005. The increase in software revenue in third quarter 2006 is due to an increase in license revenue.

Career Networks revenues for third quarter 2006 were $1,793,501 compared to $1,926,921 for third quarter 2005, a decrease of $133,420 or 7%. The decrease was due to the decrease in recruitment research revenue of $146,975. Beginning in fourth quarter 2005, management began to reevaluate the recruitment research business in efforts to increase profitability and decided to downsize the workforce. While this downsizing resulted in less recruitment research revenue, it has also resulted in higher revenue per sales person and productivity gains that should allow this revenue source to steadily increase over the next few quarters. This decrease was offset by a slight increase in executive search revenue of $2,159 and an increase in career transition services revenue of $11,396.

Consolidated revenues were $20,276,980 for the nine months ended February 28, 2006 compared to $19,741,688 for the nine months ended February 28, 2005, an increase of $535,292 or 3%.

Enterprise Workforce Solutions revenues for the nine months ended February 28, 2006 were $14,771,734 compared to $12,996,054 for the nine months ended February 28, 2005, an increase of $1,775,680 or 14%. The increase in revenue is due to: a $990,330 increase in software revenue, a $604,554 increase in reward product revenue and a $180,796 increase in professional services revenue. The increases in software revenue and professional services revenue are due to a combination of revenue attributable to the acquired entities (Peoplebonus, HRSoft, ProAct and Exxceed) and to new revenue generated from existing products and professional services. The increase in reward product revenue is primarily due to the fact that we acquired Bravanta in late July 2004 so the nine months ended February 28, 2005 only includes seven months of Bravanta-related reward product revenue.

Career Networks revenues for the nine months ended February 28, 2006 were $5,505,246 compared to $6,745,634 for the nine months ended February 28, 2005, a decrease of $1,240,388 or 18%. The decrease was primarily the result of a decline in career transition services revenue of $1,010,925. As unemployment decreases, career transition revenue can be adversely affected as individuals believe that they need less outside assistance to find employment. In addition, it can impair our ability to hire and retain qualified sales consultants. The remaining decrease in Career Networks is due to a decrease in recruitment research of $416,074 offset by an increase in executive search revenue of $186,611. The decrease in recruitment research is due to the downsizing of the workforce as discussed previously.

During third quarter 2006, the total revenue per average number of employees increased to $32,072 compared to $30,285 for third quarter 2005. The increase is due to the acquisitions within the Enterprise Workforce Services segment, which generate higher revenue per employee rates. In addition, the increase is consistent with management’s attempts to refocus Career Networks in an effort to generate more revenue per sales consultant as opposed to gross revenue.

COST OF REVENUES AND GROSS PROFIT

Cost of revenues for third quarter 2006 was $1,769,796 compared to $1,969,529 for third quarter 2005, a decrease of $199,733 or 10%. Gross profits were $4,965,249 for third quarter 2006 or 74% of revenues compared to $4,905,206 or 71% of revenues for third quarter 2005.

Enterprise Workforce Services cost of revenues accounted for $1,606,366 of the total cost of revenues for third quarter 2006 compared to $1,749,399 for third quarter 2005, a decrease of $143,033. Enterprise Workforce Services gross profit was $3,335,178 or 67% for third quarter 2006 compared to $3,198,415 or 65% for third quarter 2005. Even with the slight decrease in revenue, gross profit increased due to the increase in software revenue and the corresponding higher margins.

Career Networks cost of revenues accounted for $163,430 of the total cost of revenues for third quarter 2006 and $220,130 for third quarter 2005, a decrease of $56,700 or 26%. Career Networks gross profit was $1,630,071 or 91% of revenues for third quarter 2006 compared to $1,706,791 or 89% of revenue for third quarter 2005. The decrease in Career Networks gross profit in dollars reflects the decrease in revenues, but the higher gross profit percentage reflects the previously mentioned productivity gains.

Cost of revenues for the nine months ended February 28, 2006 was $6,070,601 compared to $5,235,852 for the nine months ended 2005, an increase of $834,749 or 16%. Gross profits were $14,206,379 for the nine months ended February 28, 2006 or 70% of revenues compared to $14,505,836 or 73% of revenues for the nine months ended February 28, 2005.

Enterprise Workforce Services cost of revenues accounted for $5,532,071 of the total cost of revenues for the nine months ended February 28, 2006 and $4,499,380 for the nine months ended February 28, 2005, an increase of $1,032,691. Enterprise Workforce Services gross profit was $9,239,663 or  63% for the nine months ended February 28, 2006 compared to $8,496,674 or 65% for the nine months ended February 28, 2005. The decrease in the Enterprise Workforce Services gross profit as a percent of revenues is due to the change in product and service mix within the Enterprise Workforce Services segment subsequent to the various acquisitions. The decrease in the gross profit margin corresponds to the increase in professional services revenue and rewards product revenue as a percentage of total segment revenue. Both of these revenue streams have lower margins than software revenue.

Career Networks cost of revenues accounted for $538,530 of the total cost of revenues for the nine months ended February 28, 2006 and $736,472 for the nine months ended February 28, 2005, a decrease of $197,942 or 27%. Career Networks gross profit was $4,966,716 or 90% of revenues for the nine months ended February 28, 2006 compared to $6,009,162 or 89% of revenue for the nine months ended February 28, 2005. The decrease in Career Networks gross profit in dollars reflects the decrease in revenues.

SELLING AND MARKETING EXPENSE

Selling and marketing expenses were $1,813,258 for third quarter 2006 compared to $1,699,207 for third quarter 2005, an increase of $114,051 or 7%. In general, the increase reflects management’s focus on improving and supporting the sales force. The net increase in selling and marketing expense is primarily due to the creation of an account management group and a business development unit within sales and marketing as well as increases in travel and the use of outside consultants. These increases are offset by a decrease in employee costs due to a decrease in the number of sales consultants within the career transition services group of the Career Networks segment. This decrease reflects a change in business strategy whereby the focus is on increasing revenue per sales consultants while using a smaller, more effective sales force.

Selling and marketing expenses were $4,872,880 for the nine months ended February 28, 2006 compared to $5,222,852 for the nine months ended February 28, 2005, a decrease of $349,972 or 7%. The decrease in selling and marketing expense is due to decreases in employee costs and in advertising in Career Networks partially offset by the creation of an account management group and a business development unit within Enterprise Workforce Services. The decrease in Career Networks employee costs reflects the decrease in employees in the career transition services group due to a change in business strategy whereby the focus is on increasing revenue per salesperson while using a smaller, more effective salesforce. The decrease in Career Networks advertising costs is due to a decrease in the cost of sales leads within the career transition services group as we further leveraged our internal lead generation resources. The creation of the account management group and a business development unit has increased employee costs and travel expenses.

GENERAL AND ADMINISTRATIVE EXPENSE

General and administrative expenses were $3,606,542 for third quarter 2006 compared to $4,064,096 for third quarter 2005, a decrease of $457,554 or 11%. The net decrease is due to reductions in employee costs offset by increases in legal expenses, professional fees and bad debt expense. The decrease in employee costs reflects the gradual reduction in the number of general and administrative employees subsequent to the various acquisitions. The increase in legal expenses reflects the cost of on-going legal issues, which may be resolved in fourth quarter 2006. The increase in professional fees is due to several one-time fees plus the use of various consultants for departmental projects as well as the expenses associated with our first SAS 70 audit. The increase in bad debt expense reflects the addition to the allowance for doubtful accounts as a result of higher accounts receivable balances.

General and administrative expenses were $11,071,267 for the nine months ended February 28, 2006 compared to $11,691,880 for the nine months ended February 28, 2005, a decrease of $620,613 or 5%. The net decrease is due to reductions in employee costs offset by increases in professional fees and bad debt expense. The decrease in employee costs reflects the gradual reduction in the number of general and administrative employees subsequent to the various acquisitions. The increase in professional fees is due to the use of various consultants for departmental projects as well as the expenses associated with a SAS 70 audit. The increase in bad debt expense reflects the addition to the allowance for doubtful accounts as a result of higher accounts receivable balances.

RESEARCH AND DEVELOPMENT EXPENSE

Research and development costs were $1,407,341 for third quarter 2006 compared to $545,478 for third quarter 2005, an increase of $861,863 or 158%. In general, this increase reflects management’s decision to invest significant resources in software development in the short-term to complete the build out of the suite and the integration of the products on the platform. Subsequent to the various acquisitions, we continue to incur costs necessary to update the acquired software, to standardize the software applications now owned by the Company, and to build out the platform. The increase in research and development costs reflects the increase in employee costs of approximately $453,000 and the increase in professional fees of $428,000 as the Company uses both internal and external resources.

Research and development costs were $3,816,118 for the nine months ended February 28, 2006 compared to $1,225,321 for the nine months ended February 28, 2005, an increase of $2,590,797 or 211%. As discussed above, this increase is a calculated decision by management to invest in development. Subsequent to the various acquisitions, we continue to incur costs necessary to update the acquired software, to standardize the software applications now owned by the Company, and to build out the platform. The increase in research and development costs reflects the increase in employee costs of approximately $1,234,000 and the increase in professional fees of $1,345,000 as the Company uses both internal and external resources, including overseas vendors.

AMORTIZATION AND DEPRECIATION EXPENSE

Amortization and depreciation expense was $1,570,251 for third quarter 2006 compared to $2,292,066 for third quarter 2005, a decrease of $721,815 or 31%. Amortization and depreciation expense for the Enterprise Workforce Services segment was $1,532,394 for third quarter 2006 compared to $2,252,469 for third quarter 2005, a decrease $720,075 or 32%. The decrease is the net result of certain acquired intangible assets becoming fully amortized offset by the amortization expense associated with intangible assets acquired through recent acquisitions, specifically HRSoft, ProAct and Exxceed. In third quarter 2006, the Career Networks segment amortization and depreciation expense was $37,857 compared to $39,587 in third quarter 2005, a decrease of $1,730 or 4%.

Amortization and depreciation expense was $ 5,031,209 for the nine months ended February 28, 2006 compared to $6,056,961 for the nine months ended February 28, 2005, a decrease of $1,025,752 or 17%. Amortization and depreciation expense for the Enterprise Workforce Services segment was $4,918,261 for the nine months ended February 28, 2006 compared to $5,687,390 for the nine months ended February 28, 2005, a decrease of $769,129 or 14%. The decrease is the net result of certain acquired intangible assets becoming fully amortized offset by the amortization expense associated with intangible assets acquired through recent acquisitions, specifically HRSoft, ProAct and Exxceed. During the nine months ended February 28, 2006, the Career Networks segment amortization and depreciation expense was $112,948 compared to $369,571 in the nine months ended February 28, 2005, a decrease of $256,623 or 69%. The decrease is due to certain intangible assets with a three-year life (customer base and acquired technology) included in the Career Networks segment which became fully amortized during fiscal 2005.

INTEREST INCOME AND OTHER INCOME

Interest and other income was $50,269 for third quarter 2006 compared to $97,094 for third quarter 2005, a decrease of $46,825 or 48%. The decrease in interest and other income during third quarter 2006 was due to lower interest-earning cash and investment balances compared to third quarter 2005. The decrease in the interest-earning deposits is due to funds being used to support operations and for acquisition-related cash payments.

Interest and other income was $177,774 for the nine months ended February 28, 2006 compared to $126,171 for the nine months ended February 28, 2005, an increase of $51,603 or 41%. The increase in interest and other income during the nine months ended February 28, 2006 was due to the higher average interest-earning cash and investment balances compared to the nine months ended February 28, 2005. The increase in the average deposits reflects the fact that we raised funds through equity financing during the first seven months of fiscal 2005.

INTEREST AND OTHER EXPENSE

Interest and other expense was $44,727 for third quarter 2006 compared to $48,534 for third quarter 2005, a decrease of $3,807 or 8%.

Interest and other expense was $111,738 for the nine months ended February 28, 2006 compared to $176,572 for the nine months ended February 28, 2005, a decrease of $64,834 or 37%. During the nine months ended February 28, 2005, the Company paid off a non-interest term loan, which was originally assumed as part of the Paula Allen Holdings acquisition. The interest expense relating to the discount on the loan totaled $51,636 during first quarter 2005.

GOODWILL

Goodwill was $44,721,859 at February 28, 2006 compared to $42,283,442 at May 31, 2005, a net increase of $2,438,417. The increase represents an increase of $2,441,372 relating to the acquisition of Exxceed in January 2006 offset slightly by $2,955 in various final purchase price adjustments relating to the Bravanta and ProAct acquisitions.

LIQUIDITY AND CAPITAL RESOURCES

At February 28, 2006, we maintained $6,605,882 in cash and cash equivalents and short-term investments. Working capital is negative $286,223, which is partially attributable to the increase in deferred revenue after the Exxceed acquisition. The receipt of approximately $25 million from the issuance of stock during fiscal 2005 provided capital used in the various acquisitions and, in part, to subsidize the current operating deficit.

At February 28, 2006, $3,024,369 of short-term investments was restricted from use in order to collateralize various borrowing and lease arrangements and a bond. Specifically, these deposits were restricted as security for an outstanding term loan, a line of credit and two letters of guarantee provided to landlords for facility leases. In third quarter 2006, an additional certificate of deposit of $141,172 was established to support a bond relating to an on-going legal dispute in California. As the outstanding term loan and line of credit balances change, the restricted cash balance guaranteeing them will change accordingly. In addition, when we make lease payments, the restricted cash guaranteeing the leases will periodically decrease according to the terms of the lease agreements.

For the nine months ended February 28, 2006, cash used in operations totaled $3,102,786, consisting primarily of the net loss for the period of $10,560,414 offset by an increase in working capital of $1,852,197, and non-cash expenses such as amortization and depreciation of $4,991,076, non-cash compensation and payments to consultants totaling $214,630 and provision for bad debts of $399,725.

Net cash used in investing activities during the nine months ended February 28, 2006 were $619,611. Investing outflows consisted mainly of $500,000 in cash consideration relating to the Exxceed acquisition and $490,784 in capital expenditures.

Net cash used in financing activities was $1,479,428 for the nine months ended February 28, 2006. Outflows consisted primarily of a principal payment of $1,434,408 made in June 2005 on the note payable entered into as part of the ProAct acquisition. In additions, outflows were offset by a net source of cash resulting from activity of the bank line of credit totaling $138,696.

We have had operating losses since our inception. During the nine months ended February 28, 2006, we continued to incur operating losses as a result of non-cash charges such as amortization and depreciation and an overall net increase in operating expenses subsequent to our acquisitions. However, management believes that operating cash flow will increase in the future as a result of increased revenue from the sales of the now complete suite of HCM software applications, a continued rationalizing of operating expenses after the elimination of redundant costs in the businesses we have acquired, a reduction of the level of research and development expenditures as we finish the build out, and a general increase in efficiencies.

We believe that our financial wellbeing remains strong as of February 28, 2006. We believe that our cash on hand of $6,332,043, our liquidity ratio .98 of and our debt to equity ratio of .28 reflect this.

While management believes that the anticipated improvement in operating cash flows together with our current cash reserves will be sufficient to meet our working capital and capital expenditure requirements through at least February 28, 2007, we have recently engaged an investment advisor to help us evaluate opportunities such as raising additional capital.

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

We have established a CDN $3,000,000 line of credit with a Canadian bank which bears interest at the bank’s prime rate plus 1%. We have drawn CDN $2,738,751 on this facility as of February 28, 2006. We can draw an additional CDN $261,249 before additional collateral would be required. We also have a term loan with the bank in the amount of CDN $46,662 as of February 28, 2006. The term loan bears interest at the bank’s prime rate plus 2%. Additionally, we have two letters of credit used as collateral on leased facilities in the amounts of $71,676 and CDN $400,000 and a letter of credit used to support the legal bond in the amount of $141,172.

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

The impact on net interest income of a 100 basis point adverse change in interest rates for the nine- month period ended February 28, 2006 would have been less than $25,000.

FOREIGN CURRENCY RISK

We have monetary assets and liabilities denominated in Canadian dollars. As a result, fluctuations in the exchange rate of the Canadian dollar against the U.S. dollar will impact our reported net asset position and net income or loss. A 10% change in foreign exchange rates would result in a change in our reported net asset position of approximately $60,000, and a change in the reported net loss for the period ended February 28, 2006 of approximately $200,000.

We are primarily exposed to market risks associated with fluctuations in interest rates and foreign currency exchange rates.

ITEM 4.   CONTROLS AND PROCEDURES

As of February 28, 2006, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of our disclosure controls and procedures. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms. There were no changes during the quarter ended February 28, 2006 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

  On or about August 10, 2005, a class action lawsuit was filed against the Company, its Chief Executive Officer and its former Chief Financial Officer in the United States District Court for the Southern District of New York.  The action, brought on behalf of a purported class of purchasers of the Company’s common shares during the period from January 14, 2005 to and including April 14, 2005, alleges, among other things, that management provided the market misleading guidance as to anticipated revenues for the quarter ended February 28, 2005, and failed to correct this guidance on a timely basis.  The action claims violations of Section 10(b) of the Securities Exchange Act of 1934 (the “Exchange Act”) and Rule 10b-5 promulgated there under, as well as Section 20(a) of the Exchange Act, and seeks compensatory damages in an unspecified amount as well as the award of reasonable costs and expenses, including counsel and expert fees and costs.  In December 2005, the plaintiffs filed an amended complaint which added an additional plaintiff and sought to elaborate on the allegations contained in the complaint. The Company’s counsel has filed a motion to dismiss the complaint. That motion has now been fully briefed and is scheduled for hearing on April 21, 2006. The case is in its earliest stage, and the Company intends to defend the action vigorously. Management is of the view that the possible effect of the suit cannot be reasonably estimated at this time.

ITEM 2.   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On January 13, 2006, the Company acquired certain assets of Exxceed, Inc., a developer and marketer of competency and performance management software. As partial consideration for the sale, the Company issued 1,500,000 common shares, valued at $2,525,000. The issuance of these common shares was exempt from registration under Section 4(2) of the Securities Act of 1933.

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

Workstream Inc. (Registrant)

DATE: April 10, 2006	By: /s/ Michael Mullarkey
Michael Mullarkey, Chairman of the Board and Chief Executive Officer (Principal Executive Officer)

DATE: April 10, 2006	By: /s/ Stephen Lerch
Stephen Lerch, Executive Vice President Chief Financial Officer / Chief Operating Officer (Principal Financial Officer)