Form 10-K
period 2006-05-31
WORKSTREAM INC
filed 2006-07-28
CIK 1095266

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
--------------------------

FORM 10-K
---------------

ANNUAL REPORT
PURSUANT TO SECTIONS 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

(MARK ONE)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED: MAY 31, 2006
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

(613) 270-0619
(Registrant's telephone number,
including area code)

--------------------------

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

TITLE OF EACH CLASS	NAME OF EACH EXCHANGE ON WHICH REGISTERED
COMMON SHARES, NO PAR VALUE	BOSTON STOCK EXCHANGE

SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

COMMON SHARES, NO PAR VALUE
(TITLE OF CLASS)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Exchange Act (check one):
Large accelerated filer ☐ Accelerated filer ☐ Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the outstanding voting and non-voting common equity held by non-affiliates of the registrant, computed by reference to the price at which the common equity was last sold as of the last business day of the registrant’s most recently completed second fiscal quarter was $56,415,000. Common shares held by each executive officer and director and by each person who owned 10% or more of the outstanding common shares as of such date have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The total number of common shares, no par value, outstanding on July 10, 2006 was 50,960,845, excluding 108,304 escrow shares.

DOCUMENTS INCORPORATED BY REFERENCE

Information required by Part III of this annual report is incorporated by reference to the registrant’s definitive proxy statement relating to its 2006 annual meeting of shareholders, which will be filed within 120 days of the close of the registrant’s fiscal year end.

WORKSTREAM INC.
FORM 10-K

THIS REPORT CONTAINS FORWARD-LOOKING STATEMENTS THAT INVOLVE RISKS AND UNCERTAINTIES. THE STATEMENTS CONTAINED IN THIS REPORT THAT ARE NOT PURELY HISTORICAL ARE FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1933, AS AMENDED, AND SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED. FORWARD-LOOKING STATEMENTS INCLUDE, WITHOUT LIMITATION, STATEMENTS CONTAINING THE WORDS "ANTICIPATES," "BELIEVES," "EXPECTS," "INTENDS," "FUTURE," AND WORDS OF SIMILAR IMPORT WHICH EXPRESS MANAGEMENT'S BELIEF, EXPECTATIONS OR INTENTIONS REGARDING OUR FUTURE PERFORMANCE. ALL FORWARD-LOOKING STATEMENTS INCLUDED IN THIS REPORT ARE BASED ON INFORMATION AVAILABLE TO US ON THE DATE HEREOF, AND WE HAVE NO OBLIGATION TO UPDATE ANY SUCH FORWARD-LOOKING STATEMENTS. OUR ACTUAL RESULTS COULD DIFFER MATERIALLY FROM OUR HISTORICAL OPERATING RESULTS AND FROM THOSE ANTICIPATED IN THESE FORWARD-LOOKING STATEMENTS AS A RESULT OF CERTAIN FACTORS, INCLUDING, WITHOUT LIMITATION, THOSE SET FORTH UNDER "RISK FACTORS" WHICH BEGINS ON PAGE 16 ON THIS FORM 10-K AND OTHER FACTORS AND UNCERTAINTIES CONTAINED ELSEWHERE IN THIS FORM 10-K AND IN OUR OTHER FILINGS WITH THE SECURITIES AND EXCHANGE COMMISSION.

PART I

ITEM 1. BUSINESS

OVERVIEW

We were incorporated on May 24, 1996 under the Canada Business Corporation Act under the name CareerBridge Corporation. In February 1999, we changed our name to E-Cruiter.com Inc., and in November 2001, we changed our name to Workstream Inc. (the “Company”). In 1997, we began operating an online regional job board, on which applicants posted their resumes and employers posted available positions, focused on the high-technology industry. In February 1999, we changed our business focus from the job board business to providing on-line recruitment services. Beginning in 2001, we began to expand our focus to provide a full range of services and web-based software for Human Capital Management (“HCM”). HCM is the process by which companies recruit, train, evaluate, motivate and retain their employees. Today, we offer software and services that address the needs of companies to more effectively manage their human capital management function. Workstream has two distinct business units: Enterprise Workforce Services and Career Networks. The Enterprise Workforce Services segment offers a complete suite of HCM software solutions, which addresses recruitment, benefits, performance, development, compensation and rewards. We offer each application on an individual basis, and we offer the comprehensive package through TalentCenter, which is a web-based portal that aggregates and integrates all of the applications. We also offer enterprise workforce management application tools for succession planning and organizational planning and charting. The Career Networks segment offers career transition, applicant sourcing and recruitment research services. We believe that our “one-stop-shopping” approach for our clients’ HCM needs is more efficient and effective than traditional methods of human resource management.

COMPANY SEGMENTS

 The Company has two distinct operating segments, which are the Enterprise Workforce Services and Career Networks segments. Enterprise Workforce Services consists of revenue generated from HCM software and related professional services. In addition, Enterprise Workforce Services generates revenue from the sale of various products through the rewards and discounts modules of the HCM software. Career Networks primarily consists of revenue from career transition, applicant sourcing and recruitment research services. During fiscal 2005 after the most recent acquisitions, management changed the segments in order to more accurately reflect how management evaluates the business. Prior to the change, career transition services was considered a separate reportable segment (Career Transition Services), and applicant sourcing and recruitment research were included in the Enterprise Workforce Services segment.

Financial information about our segments and geographic areas can be found in note 14 to our consolidated financial statements.

INDUSTRY BACKGROUND

Our target market includes any organization needing to manage their human capital function in a more effective and cost efficient manner. This includes providing solutions for recruiting, training, evaluating, motivating, developing and retaining their employees, evaluating performance and compensation, administering benefits, and planning the outplacement of their employees. Our market includes companies seeking to fulfill those functions through information technology skills and expertise. We believe that several factors require companies to hire additional personnel and place an emphasis on fulfilling the human capital function and, therefore, increase demand for our services. These factors include increased employee turnover and the shortage of knowledge workers in North America.

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

We believe that our suite of workforce management solutions directly addresses the major challenges facing employers, mainly, time, quality and cost of hiring and retaining employees.

STRATEGY

Our objective is to become the leading supplier of comprehensive, adaptive workforce solutions in North America. Our Career Network services can be used by any size organization; however, our Enterprise Workforce Solutions are presently configured for larger organizations. We believe that our products can address the needs of the entire human capital market and manage the entire employee lifecycle. We are able to provide enterprise workforce management solutions and services to companies of any size. We believe that our solutions help companies cost-effectively maximize workforce productivity and satisfaction by applying business discipline to key people processes. Our solutions include:

•	automating and monitoring the recruitment process and the provision of links to external service providers, such as companies that specialize in skill testing or personality profiling;

•	talent acquisition services ranging from job posting outreach to job boards;

•	hosting a corporate career site;

•	talent utilization services with job posting to internal company intranets;

•	evaluation of talent performance and competencies;

•	management of talent compensation;

•	talent succession planning;

•	talent reward, non-cash incentives and retention services; and

•	talent separation services that encompass pre-termination planning, individual coaching, opportunity research and job marketing campaign development.

We believe we have developed a strategy that will achieve revenue growth in most economic conditions, and we are focused on achieving profitability through a combination of organic revenue growth, cost management and strategic acquisitions. Key elements of our strategy for business development are as follows:

•
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

•
Building a wider indirect sales channel for distribution of our products and services. We will continue to pursue reseller agreements for all of our services with human capital solution providers and recruiting companies.

•
Expanding direct sales with vertical focus. We will continue to emphasize our direct sales efforts into targeted vertical industries, especially those with good current economic outlooks including financial services, retail, healthcare, pharmaceuticals and biotech, food services and some manufacturing sectors.

•
Maintaining technological leadership. We plan to remain at the forefront of web-based human capital solutions by developing and hosting or licensing the latest available technologies taking advantage of the internet and offering our clients a comprehensive human capital management service in a hosted environment.

•
Pursuing strategic acquisitions. From time-to-time, we will evaluate acquisition and investment opportunities in complementary businesses, products and/or technologies. Our objective is to increase our revenue growth, expand our customer base, add new services or new technologies for our existing client base and penetrate new markets.

We believe that our services allow organizations of every size to significantly improve their recruiting, hiring, evaluation, compensation, performance management, retention and outplacement cycles. Our systems automate those human capital management functions and most are accessible with any standard web browser and require no additional software or hardware deployment by clients.

PRINCIPAL SERVICES AND OPERATIONS

ENTERPRISE WORKFORCE SERVICES

Our Enterprise Workforce Services segment offers a complete suite of HCM software solutions and related professional services. Our products address recruitment, benefits, performance, compensation, development and rewards. During fiscal 2005, we launched TalentCenter, which is an integrated, open portal solution that aggregates applications, content and services that companies use to manage all phases of the employee lifecycle - from recruitment to retirement. In fiscal 2006, Enterprise Workforce Services generated approximately 72% of our revenue.

TalentCenter

The Workstream TalentCenter provides a unified view of all of our offerings. It is a role-based talent management portal that provides single sign-on authentication to all licensed applications and services. This streamlined approach facilitates rapid user adoption of our applications and services. Due to the fact that TalentCenter is a hosted solution, we manage virtually all of the integration and service complexities at our data center. Through a standard web browser, companies have access to our on-demand applications and can turn on those they need, when they need them. TalentCenter provides companies the flexibility to start small and grow over time or deploy the entire solution at once.

Recruitment

Workstream Recruitment helps companies automate and manage the entire recruitment process including job requisition, job profile creation, job posting, applicant attraction, screening and tracking, interview scheduling, offer letter generation and making the hire. Workstream Recruitment also provides companies with an extended network and industry database to help source key hires. The end result is a thoroughly researched and filtered list of qualified prospective candidates. Recruitment applications include the following:

•	Candidate Management, for automating and streamlining the recruiting process used to attract, manage, screen and qualify candidates.

•	Career Site, a custom-designed internal and external career website hosted and maintained by Workstream at our secure data center, used for attracting, routing and tracking job candidates.

•	Compliance, reporting tools for preparing Equal Employment Opportunity Commission (EEOC) compliance reporting information and evaluating the staffing process.

•	Document Builder, for automating and streamlining the creation process and management of candidate-facing letters, such as offer letters.

Benefits

Workstream Benefits is an integrated benefits solution that supports both benefits communication and transactions. Featuring flexible, out-of-the-box functionality, Workstream Benefits can be implemented quickly to help companies automate and streamline the entire benefits enrollment, communication and administration process.
Benefit applications included:

•
Benefits Enrollment and Administration is an out-of-the-box application that automates the benefits enrollment and administration process. It supports customers’ full enrollment cycle, including open, new hire and life event processing.

•
Benefits Communicator helps organizations personalize and communicate benefit information as well as human resources policies and procedures via the web to their employees, in turn reducing the amount of inquiries into customers’ human resources staff supporting this process.

•
Health Pages is a one-stop source for the information employees need to make educated health care choices during benefits enrollment and year-round. Health Pages gives employees 24/7 access to personalized information on providers and plans specific to customers’ benefits programs and the tools they need to make well-informed decisions. All information comes from our continuously maintained database of more than 500,000 physicians, 6,000 hospitals and 400 health plans.

•
Total Rewards Statements gives employees one place to view, model and manage all of their corporate-sponsored compensation, financial and health benefits. Employees are able to grasp the full value of their wealth-related benefits programs and the contributions employers make on their behalf.

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

•
Achievement, for aligning individual performance with top-level business goals, automating the process of managing, monitoring and assessing individual employee performance and integrating performance data into the compensation planning process.

•	Development, for assessing, developing and mentoring specific competencies and behaviors with self-assessments, 180 degree, 360 degree and multi-rater assessments.

•	Employee Surveys, for gathering employee feedback across the entire organization, analyzing and communicating the results.

Compensation

Workstream Compensation is a comprehensive set of products that enable end-to-end management of all types of enterprise compensation, including salary, merit increases, variable pay and stock awards.   As many organizations are beginning to introduce more complex, formula-driven variable pay plans, we feature an advanced variable pay product that provides the flexibility to use formula-based compensation plans and managerial discretion to reward the company's high achievers. All compensation-planning products are designed to provide managers and compensation professionals with the information and online decision support tools necessary to help them make more informed, policy-based pay decisions. The compensation planning products can be implemented separately or together, allowing organizations to achieve the goal of realizing a pay-for-performance philosophy at their own pace.  Compensation applications include:

•	Focal Planning, for annual salary, basic variable pay and stock evaluation across the enterprise during a pre-determined planning window.

•	Anniversary Planning, for evaluating individual employees on their 'effective' hiring dates throughout the year.

•	Advanced Variable Pay, for formulaic variable pay plans that are administered throughout the year.

•	Total Rewards Statements, a Web-based product for employees to access, view, model and manage all of their corporate-sponsored financial benefits.

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

•
Discount Programs, for enhancing employee satisfaction and productivity. This web-based incentive and employee discount platform offers employees savings on computers, movies, entertainment, travel, insurance and professional services from over 200 brand name providers.

•
Incentive Programs, for motivating performance and driving results across the organization. This web-based incentive solution calculates and distributes non-cash incentive awards to employees for achieving specific results based upon predefined metrics strategically aligned with company goals.

•
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

Development

Workstream Development is designed to allow organizations to maximize the value of their current workforce as well as ensuring that there will be strong leadership in the future. A modular solution, Workstream Development combines individual development planning (IDP), a competency-based assessment and development process with integrated succession planning and organizational charting capabilities. All based on the Workstream Competency Dictionary, which includes over 9,000 technical and 60 behavioral competencies.

•
Individual Development Plans (IDP) is the creation and management of the entire employee development process. IDP compliance reports ensure that managers and employees are creating and approving the correct IDP’s.

•
Workstream Development enables “true” competency assessment of both employee competency and behavioral levels. The product supports measurement of skills, knowledge and competencies requiring different scales and tracks employee attributes that may be important for succession planning or resourcing, such as additional education, certifications or licensing.

•	Competency Definitions provides full competency definitions and assessment scale information in easy to use pop-up windows.

•	Competency Health and Ranking Reports aggregate competency gaps and rank employees based against specific competency profiles.

•
Career Development allows employees and their managers to graphically compare their personal portfolio of competencies to job requirements in their career path and identify suitable learning for each competency gap. Employees can address these gaps through classes, e-learning, books, and other developmental materials. Workstream Development includes pre-defined links to numerous courses and development tactics.

•
Workstream Succession Planning allows incumbents and other managers to easily designate potential successors from queries to the employee database. Managers can indicate whether the incumbents are promotable or transferable; to which positions; when and what development they will need in order to be ready.

•	Successors can easily be displayed and rank-ordered based on their competency assessments, readiness, availability or other selected fields.

•	Succession Plan Reports can be created for a specific position, for specific successors, and managing your entire succession plan.

•	Organizational Charting uses information customers already have to deliver information-rich corporate directories and organizational charts across an intranet site.

CAREER NETWORKS

Our Career Networks segment consists of career transition services, recruitment research and applicant sourcing. Career Networks accounted for approximately 28% of total revenue for fiscal 2006.

Career Transition Services

Workstream’s career transition services provide a package of outplacement products and services, which are provided through our wholly-owned subsidiary Paula Allen Holdings, Inc., which we acquired in July 2001 and does business under the name of Allen and Associates.

Our career transition services provide job search services for displaced employees. We focus on creating professional career marketing materials that displaced employees need in order to immediately begin their new job campaign. This package includes a professionally written résumé, broadcast letter, custom cover letter and references. This assistance is provided to approximately 10,000 job seekers each year in the areas of information technology, engineering, finance and marketing.

We market our career transition services to individuals seeking employment or other career opportunities in the marketplace. Career transition services are marketed to individuals predominantly by advertising on the internet as well as in local newspapers throughout North America. Individuals are charged on average between $1,500 and $3,500 for our resume development, career consulting and market research services.

Applicant Sourcing

6FigureJobs.com, which we acquired in October 2001, is an online applicant-sourcing portal where job seeking candidates and recruiting companies can interact. We believe that 6FigureJobs customizes this experience to satisfy the needs of the upper-echelon management candidate and the companies looking to hire them. The site provides content appropriate for senior executives, directors and other managers, as well as containing job postings that meet their qualifications. The 6FigureJobs job board has evolved into one of the premier executive job boards. We employ screening to create this exclusive community of job seekers. On the candidate side, each job seeker is reviewed before his or her resume is allowed to reside in the site’s candidate database. On the recruiting side, all job openings must have a minimum aggregate compensation of $100,000. We generate revenue through 6FigureJobs on a subscription basis from employers and recruiters that access our database of job seekers and use our tools to post, track and manage job openings. We also generate revenue by charging companies that advertise on our 6FigureJobs website, which includes charging certain advertisers a fee based on a percentage of their sales generated through the advertisement on our website.

Recruitment Research

We currently provide recruitment research services through our subsidiary OMNIpartners, which we acquired in July 2001. Our recruitment research services are based on the outsourcing of the sourcing and screening work associated with recruiting. Our services are based on research provided to our clients on an hourly fee basis, and clients are billed once the project is completed. We believe this outsourcing formula allows clients to lower costs and gain access to specialized expertise that provides objectivity and ongoing value to the hiring process. Recruitment research services’ employees look for potential employees, interview and qualify them, and deliver all the information to the clients’ human resource departments. The OMNIresearch Report, delivered after completion of the recruitment assignment, details information about each individual uncovered during the search. OMNIresearch Reports may include information about candidates’ work histories, technical abilities, educational backgrounds, people skills, decision-making abilities, availability and salary expectations. The client can offer to hire any or all of the individuals presented, at any time, for no additional charge.

ACQUISITIONS

As part of our overall strategy, we have pursued our objective of offering an entire suite of HCM applications primarily through the acquisition of other companies offering services similar or complementary to ours. Through the acquisition of those companies, we have added the necessary technology and expanded our services enabling us to grow our revenue and to position ourselves for future profitability by consolidating operations and improving efficiencies. We completed one acquisition during the twelve months ended May 31, 2006 (“fiscal 2006”), four acquisitions during the twelve months ended May 31, 2005 (“fiscal 2005”), and three acquisitions during the twelve months ended May 31, 2004 (“fiscal 2004”) that met our criteria.

FISCAL 2006 ACQUISITION

Exxceed, Inc.

On January 13, 2006, we acquired certain assets of Exxceed, Inc. (“Exxceed”), a Delaware corporation, a developer and marketer of competency and performance management software. As consideration for the purchase, the Company issued to the shareholders of Exxceed 1,500,000 shares of common stock valued at $2,525,000, made a cash payment of $500,000, and issued a promissory note payable for $500,000. Up to an additional $1,000,000 in common shares may be issued upon the acquired company meeting certain billing targets within twelve months of the acquisition date. We recorded approximately $1.15 million in intangible assets and $2.44 million in goodwill as part of the acquisition.

FISCAL 2005 ACQUISITIONS

Peoplebonus.com LLC

On June 21, 2004, we acquired certain assets of Peoplebonus.com LLC (“Peoplebonus”), a Delaware limited liability company. As consideration for the sale, the Company issued to the shareholders of Peoplebonus 180,506 common shares (72,202 common shares valued at $200,000 and 108,304 common shares held in escrow), made a cash payment of $25,000 and assumed a promissory note for $100,000. In addition, the Company made a cash payment of $105,000 to Peoplebonus. Peoplebonus' products and services are designed to streamline the way a company processes and handles resumes. Peoplebonus’ artificial intelligence data mining software can search for key words and phrases from within a resume and score the resume based on learned search criteria. We recorded approximately $427,000 in intangible assets as part of the acquisition.

Bravanta, Inc.

On July 27, 2004, we acquired 100% of the outstanding shares of Bravanta, Inc. (“Bravanta”), a Delaware corporation. As consideration for the sale, the Company issued to the shareholders of Bravanta a total of 2,672,064 common shares. The total aggregate value of the shares was $7,107,693. In addition, the Company made cash payments of $2,051,120 to meet certain of Bravanta’s obligations prior to the finalization of the purchase agreement. Bravanta was a provider of enterprise incentive and recognition programs. We recorded approximately $2.2 million in intangible assets and $7.3 million in goodwill as part of the acquisition.

HRSoft, LLC

On October 6, 2004, we acquired certain assets of HRSoft, LLC (“HRSoft”), a Delaware limited liability company. As consideration for the sale, the Company assumed $766,913 in bank debts and vendor obligations. In addition, the Company made cash payments of $100,000 to meet certain of HRSoft’s obligations prior to the finalization of the asset purchase agreement. We also agreed to reimburse the owners of HRSoft for the estimated individual tax liabilities arising from the transaction, which totaled $110,000. Finally, the Company issued a promissory note for $325,000 to the owners of HRSoft, under which the portion to be repaid to the Company is contingent on future revenue levels. HRSoft developed and marketed strategic talent management software solutions for succession planning and leadership development, performance management, competency management, career and development planning, organizational charting, modeling and hierarchy management. We recorded approximately $1.8 million in intangible assets as part of the acquisition.

ProAct Technologies Corporation

On December 30, 2004, we acquired certain assets of ProAct Technologies Corporation (“ProAct”), a Delaware corporation. As consideration for the sale, we made a cash payment of $5,500,000 and issued a promissory note for $1,530,000, which accrued interest at an annual rate of 6% with principal and interest due on June 1, 2005. In addition, the Company issued to the shareholders of ProAct 913,551 common shares valued at $2,822,873, of which 253,764 shares are being held in escrow as the exclusive source against which the Company can assert potential indemnification claims. ProAct was a provider of software and hosted web-based tools for employee benefits management. We recorded approximately $6.8 million in intangible assets and $3.3 million in goodwill as part of the acquisition.

FISCAL 2004 ACQUISITIONS

Perform, Inc.

On September 11, 2003, the Company acquired certain assets of Perform, Inc. (“Perform”), a Delaware corporation, in connection with Perform’s voluntary petition for relief under Chapter 11 of the United States Bankruptcy Code. As consideration for the sale, we issued to the shareholders of Perform 189,873 common shares valued at $300,000 and cash of $450,000. In addition, the Company advanced $72,000 to Perform to fund its operations prior to the finalization of the asset purchase agreement. Perform designed, developed and marketed Human Resource Information Systems and Performance Management Information Systems for mid-size and Global 2000 companies, enabling them to automate and have an effective performance management process of goal setting, employee appraisal and feedback. We recorded approximately $700,000 in intangible assets as part of the acquisition.

Peopleview, Inc.

On March 27, 2004 as amended and effective for accounting purposes on May 27, 2004, the Company acquired certain assets of Peopleview, Inc. (“Peopleview”), a Nevada corporation. As consideration for the sale, the Company issued to the shareholders of Peopleview 246,900 common shares valued at $688,851 and warrants to purchase 50,000 common shares at $3.00 per share, which were valued at $46,500. The warrants were not exercised and expired in March 2006. In addition, the Company made a cash payment of $250,000. Peopleview designed, developed and marketed software that helps companies evaluate employee skills, competency and performance. In addition, Peopleview offers software that enables companies to survey their employees regarding the company’s environment and assess compliance with the Sarbanes-Oxley Act. We recorded approximately $900,000 in intangible assets as part of the acquisition.

Kadiri, Inc.

On May 28, 2004, we acquired via merger 100% of the outstanding shares of Kadiri Inc. (“Kadiri”), a California based company. As consideration for the sale, we issued to the shareholders of Kadiri 4,450,000 common shares valued at $12,415,500. During fiscal 2005, an additional 1,042,891 shares valued at $2,532,111 were issued as additional contingent consideration after certain revenue and cash generation targets of the acquired entity were achieved. Kadiri was a provider of Enterprise Compensation Management solutions which enable companies to plan and manage compensation, performance evaluation, and monitor the granting of rewards. We recorded approximately $3.6 million in intangible assets and $14 million in goodwill as part of the acquisition.

Some of these acquisitions were also made in consideration of additional common shares that were held in escrow to be released upon achievement of certain profit and/or revenue targets. As of May 31, 2006, 108,304 common shares related to the Peoplebonus acquisition remain in escrow.

FOREIGN OPERATIONS

We have operations in Canada and the United States, and, therefore, are subject to the risks typical of an international business, including, but not limited to, differing economic conditions, changes in political climate, differing tax structures, other regulations and restrictions, and foreign exchange rate volatility.

Our operations center is located in Ottawa, Canada and maintains our servers, which support all of our locations and the software that is accessed by our clients in an Application Service Provider (“ASP”) environment. Financial information about geographic areas and segments can be found in note 14 to our consolidated financial statements.

REVENUE SOURCES

The Enterprise Workforce Services segment derives revenue from various sources including the following: subscription and hosting fees; licensing of software; software maintenance fees; professional services related to software implementation, customization and training; and sale of products and tickets through the Company’s employee discount and rewards software module.  Clients enter into contracts which specifically address the products and services acquired, periods covered, and the billings terms. Contracts that include a software subscription component have a period of at least one year and typically, average three years. Clients are billed in advance according to the terms of the contract. In the case of annual or multiple year contracts, we bill our clients in advance monthly, quarterly or annually as deemed necessary when negotiating the contract. Any unearned revenue is disclosed in the balance sheet as deferred revenue and is recognized when the service is provided. Professional services are billed either on a time and material basis or on a fixed fee basis. Time and material engagements are billed monthly as the professional services hours are incurred. Fixed fee engagements are billed according to the terms of the contract, and revenue is recognized on a percentage of completion basis. Revenue from the sale of products and tickets through the discount and rewards software module is billed and recognized when the goods are shipped and title has transferred.

The Career Networks segment derives revenue from career transition, applicant sourcing and recruitment research services. For career transition services, clients are billed 50% when the assignment starts and the remaining 50% when the assignment is completed, which is generally in approximately ten days. For recruitment research services and applicant sourcing and exchange, customers are billed and revenue is recognized as services are provided. Revenue is recognized when the services have been completed.

RESEARCH AND DEVELOPMENT

From fiscal 2002 through fiscal 2005, the Company embarked on a new research and development strategy. Rather than relying solely on developing software internally, the Company began a strategy of obtaining new technology through the acquisition of companies that had already developed the technology and proven its success in the marketplace. During late fiscal 2005 and throughout 2006, the Company incurred significant research and development costs subsequent to the various acquisitions in order to merge the technologies developed by the individual entities prior to the acquisitions. The increase in costs was primarily due to the addition of internal resources as well as the use of offshore contractors. Research and development expense was approximately $5,422,000, $2,147,000, and $453,000 in fiscal 2006, fiscal 2005, and fiscal 2004, respectively. All research and development expense was incurred in the Enterprise Workforce Services segment.

INTELLECTUAL PROPERTY

We rely upon a combination of copyright, trade secret and trademark laws and non-disclosure and other contractual arrangements to protect our proprietary rights. Many of the copyrights and trademarks we hold were obtained in connection with the acquisitions we have made since 2002. Currently, we have eight registered trademarks in Canada and eight in the United States. With the acquisition of Kadiri, we now have four registered trademarks in the European Union and two in Mexico. Our trademarks include Workstream, E-Cruiter, E-Cruiter Enterprise, E-Cruiting, Careerbridge, 6FigureJobs.com, RezLogic, Kadiri, Kadiri TotalComp, and Decisis. In addition, we have two service marks for OMNIpartners and OMNIresearch. We also have copyrights on some of our training manuals and internally developed software programs.

In 1999, we changed our name from “Careerbridge” to “E-Cruiter”. In 2001, we changed our name to “Workstream”. We have registered the Workstream trademark in the U.S. and Canada, and such registrations expire in May 2014 and in May 2019, respectively. The U.S. trademark renews ten years at a time and the Canadian trademark renews fifteen years at a time.

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

We are not aware of any patent infringement charge or any violation of other proprietary rights claim by any third party relating to use of our products. However, the computer technology market is characterized by frequent and substantial intellectual property litigation.

SALES AND MARKETING

We market our services in both the United States and Canada. We utilize the internet, trade shows, seminars and newspapers to market our services. The Enterprise Workforce Services segment’s sales cycle is approximately six to nine months depending on the size of the potential client. Career Networks sales cycle is relatively short and of higher volume. The Enterprise Workforce Services segment has a sales team of approximately 15 (internal and external) located throughout the United States with one individual in Canada. The Career Networks segment has a sales team of approximately 30 located in five locations throughout the United States. In addition, we have approximately ten marketing personnel located throughout the United States and Canada. Both Career Networks and Enterprise Workforce Services sales teams sell only within their segment.

COMPETITION

The market for HCM services is highly fragmented and competitive with hundreds of companies offering products or services that compete with one or more of the services that we offer. Our Career Networks segment competes within the United States and Canada with internet recruitment services companies, outplacement services companies and human resource service providers. We compete for a portion of employer’s recruiting budgets with many types of competitors such as offline recruiting firms, offline advertising, resume processing companies and web-based recruitment companies. While we do not believe that any of our competitors offer the full suite of services that we provide, there are a number of companies that have products or services that compete with one or more of the services we provide. For instance, companies that compete with our recruiting systems services include Taleo Corporation, BrassRing, Webhire and Kenexa. Companies such as Monster Worldwide, Execunet and Netshare have products or services that compete with our applicant sourcing and exchange services. We also compete with vendors of enterprise resource planning software, such as Peoplesoft, Oracle, and SAP. In the area of outplacement services, we compete with companies such as McKenzie Scott and WSA Corp. Companies such as LifeCare, Next Jump and SparkFly compete with our employee portal. Oracle, SAP, Workscape and Authoria are our main competitors for our benefit products and Siebel, Kronos, Callidus, Softscape, Success Factors and Authoria compete with our compensation and performance product lines.

We believe that the primary competitive factors affecting our market include product functionality, product performance, quality service support and implementation and the cost of delivery. We believe that our principal competitive advantages include:

•	our complete suite of HCM applications;
•	our unique combination of services;
•	our technology;
•	our competitive and innovative packet and delivery model;
•	our performance and reliability as an application service provider;
•	our service reputation; and
•	our experienced staff.

Although we believe we compete favorably with respect to such factors, there can be no assurance that we can maintain our position against current and potential competitors. A number of our competitors have longer operating histories and greater financial, technology and marketing resources, as well as better name recognition than we do.

EMPLOYEES

As of May 31, 2006, we had 210 full-time employees. Our employees are not represented by a collective bargaining organization, and we have never experienced any work stoppage. We consider our relations with our employees to be good.

AVAILABLE INFORMATION

Our internet website address is www.workstreaminc.com. We provide free access to various reports that we file with or furnish to the United States Securities and Exchange Commission through our website, as soon as reasonably practicable after they have been filed or furnished. These reports include, but are not limited to, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and any amendments to those reports. Our SEC reports can be accessed through the investor relations section of our website, or through www.sec.gov. Information on our website does not constitute part of this 10-K report or any other report we file or furnish with the SEC.

ITEM 1A. RISK FACTORS

You should carefully consider the risk factors set forth as follows and elsewhere in this Annual Report on Form 10-K that pertain to our Company. The realization of such risks could result in a material adverse effect on our results of operations, financial condition, cash flows, business or the market for our common shares. We cannot assure you that we will successfully address any of these risks or address them on a continuing basis.

Keep these risk factors in mind when reading “forward-looking” statements elsewhere in this Form 10-K. (See “Cautionary Statement Concerning Forward-Looking Statements” in Item 7)

We may not become profitable.

Since our inception, we have incurred losses which have been substantial in relation to our operations. As of May 31, 2006, we had an accumulated deficit of $65,644,609. We reported net losses of $12,986,291, $15,158,975 and $5,536,899 for the years ended May 31, 2006, 2005 and 2004, respectively. Revenues for fiscal 2006, 2005 and 2004 were $28,120,662, $26,818,587 and $17,166,880, respectively. Our ability to reduce our losses will be adversely affected if we continue to acquire companies reporting losses, if revenue grows slower than we anticipate or if operating expenses exceed our expectations. Even if we do achieve profitability, we may not sustain or increase profitability on a quarterly or annual basis. Failure to achieve or maintain profitability would materially adversely affect the market price of our common shares. We expect our operating expenses to moderate due to the scalability of our business model.

We may encounter difficulties with acquisitions, which could harm our business.

From fiscal 2003 through fiscal 2006, we made several acquisitions of other companies and businesses, as part of our efforts to expand our operations, and we may continue to make acquisitions of complementary companies, products and businesses. The risks we may encounter in acquisitions include:

•	difficulty and expense of assimilating the operations and personnel of acquired businesses;

•	difficulty integrating the acquired technologies or products with our current products and technologies;

•	potential exposure to product liability or intellectual property liability associated with the sale of the acquired company’s products;

•	diversion of management time and attention and other resources;

•	loss of key employees and customers as a result of changes in management;

•	difficulty and expense of managing an increased number of employees over large geographic distances;

•	our due diligence processes may fail to identify significant issues with product quality, product architecture, and legal and financial contingencies, among other things;

•	potential exposure to unknown liabilities of acquired companies;

•	the incurrence of amortization expenses;

•	possible future goodwill impairment if the financial results and subsequent forecasted financial results are lower than those estimated at the time of the acquisition; and

•	possible dilution to our shareholders.

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

As of May 31, 2006, Michael Mullarkey, our Chairman, Chief Executive Officer and President, beneficially owned approximately 8% of our outstanding common shares. Mr. Mullarkey’s interests as a major shareholder may conflict with his fiduciary duties as an officer and director. Mr. Mullarkey’s interests may influence how Mr. Mullarkey votes on certain matters that require shareholder approval. Mr. Mullarkey may influence the outcome of various actions that require shareholder approval including the election of our directors, delaying or preventing a transaction in which shareholders might receive a premium over the prevailing market price for their shares and preventing changes in control or management.

Future economic downturns may adversely affect the demand for our services.

Historically, the general level of economic activity has significantly affected the demand for employment and recruitment services in our Career Networks segment. If the general level of economic activity slows, our clients may not require additional personnel and may delay or cancel plans that involve recruiting new personnel using our services and technology. Consequently, the time from initial contact with a potential client to the time of sale could increase and the demand for our services could decline, resulting in a loss of revenue harming our business, operating results and financial condition. In addition, it is expected that in times of economic growth, demand for our career transition services may decline.

We may not be able to grow our client base and revenue because of competition we face.

Our future success will depend to a large extent on our ability to grow and maintain our client base and revenue. This requires that we offer services that are superior to the services being offered by the competition that we face and that we price our services competitively. The market for human capital management, or HCM, services is highly fragmented and competitive, with numerous of companies offering products or services that compete with one or more of the services that we offer. We compete for a portion of employers’ recruiting budgets with many types of competitors, as employers typically utilize a variety of sources for recruiting, including:

•  traditional offline recruiting firms;

•  traditional offline advertising, such as print media;

•  resume processing companies;

•  Web-based recruitment companies;

•  Internet job posting companies; and

•  client-server-based software services.

In addition, many employers are developing or may develop their own software to satisfy their recruitment needs. We also compete with traditional offline and web-based outplacement service companies and human resource, or HR, service providers. While we do not believe that any of our competitors offer the full suite of services that we provide, there are a number of companies that have products or services that compete with one or more of the services we provide. For instance, companies that compete with our Recruitment Systems services include Taleo Corporation, Webhire and Kenexa. Companies such as Monster Worldwide, Execunet and Netshare have products or services that compete with our applicant sourcing and exchange services. We also compete with vendors of enterprise resource planning software, such as PeopleSoft, Oracle, and SAP. In the area of career transition services, we compete with companies such as McKenzie Scott and WSA Corp. Finally, companies such as LifeCare, Next Jump and SparkFly compete with our employee portal services.

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

Our Enterprise Workforce Services clients generally enter into subscription agreements covering various periods for at least one year and typically for an average of three years. We have no assurance that these clients will maintain a long-term relationship with us. If these clients fail to renew or cancel their subscriptions with us, our business, revenues, operating results and financial condition will be adversely affected. To the extent we experience significant client attrition, we must attract additional clients to maintain revenue.

We may not be able to strengthen and maintain awareness of our brand name.

We believe that our success will depend to a large extent on our ability to successfully develop, strengthen and maintain the recognition and reputation of our Workstream brand name. In order to strengthen and maintain our Workstream brand recognition and reputation, we will need to increase our investment in our marketing efforts and continue to maintain high standards for actual and perceived quality, usefulness, reliability, security and ease of use of our services. If we fail to successfully promote and maintain our Workstream brand name, particularly after incurring significant expenses in promoting our Workstream brand name, or encounter legal obstacles which prevent our continued use of our Workstream brand name, our business, operating results and financial condition could be materially adversely affected and the market price of our common shares could decline. Moreover, even if we continue to provide quality service to our clients, factors outside of our control, including actions by organizations that are mistaken for us and factors generally affecting our industry, could affect our Workstream brand and the perceived quality of our services.

Our failure to enter into strategic relationships with third parties may harm our business.

If we are unable to enter into or maintain certain strategic relationships, our business will suffer. These relationships generally include those with job posting boards and other on-line recruitment services such as Monster.com and Yahoo!hotjobs pursuant to which our clients can post their job openings on such boards. These relationships allow us to expand the services that we provide our clients without our having to spend significant capital resources developing or acquiring such services. Because many of these third parties compete with each other, the existence of a relationship with any particular third party may limit or preclude us from entering into a relationship with that third party’s competitors. In addition, some of the third parties with which we seek to enter into relationships may view us as a competitor and refuse to do business with us. Any loss of an existing relationship or failure to establish new relationships may adversely affect our ability to improve our services, offer an attractive service in the new markets that we enter, or expand the distribution of our services.

Because we have international operations, we may face special economic and regulatory challenges that we may not be able to meet.

We expect to continue to expand our U.S. and Canadian operations through both organic growth and acquisitions and may spend significant financial and managerial resources to do so. Our international operations are subject to certain risks, including:

•	changes in regulatory requirements, tariffs and trade barriers;

•	changes in diplomatic and trade relationships;

•	potentially adverse tax consequences;

•	the impact of recessions in economies outside of Canada;

•	the burden of complying with a variety of foreign laws and regulations, and any unexpected changes therein;

•	political or economic constraints on international trade or instability; and

•	fluctuations in currency exchange rates.

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

Our future capital requirements depend on a number of factors, including our ability to generate positive cash flow, cash required by future acquisitions, anticipated capital expenditures, the development of new services or technologies and our projected operations. We believe that we have sufficient credit facilities, cash flow from operations and cash reserves, which, together with further cost reductions, will permit us to meet our working capital requirements and capital expenditure requirements through at least May 31, 2007. However, it is possible that we may need to raise additional funds sooner than expected in order to fund expansion, develop new, and enhance existing, services or acquire complementary businesses or technologies or if our revenues are less or our expenses are greater than we expect. Our ability to obtain financing depends on a number of factors, including our ability to generate positive cash flow from operations, the amount of our cash reserves, the amount and terms of our existing debt arrangements, the availability of sufficient collateral and the prospects of our business. If financing is not available when required or is not available on acceptable terms, it may impair our ability to:

•  keep up with technological advances;

•  pursue acquisition opportunities;

•  develop product enhancements;

•  make capital expenditures;

•  respond to business opportunities;

•  address competitive pressures or adverse industry developments; or

•  withstand economic or business downturns.

Future financings may be on terms adverse to your interests.

In the past we have issued, and in the future we may issue, equity to raise additional funds. In July 2004, we issued 4,444,439 common shares at $2.25 per common share for a total of $9,999,988. In December 2004, we issued 4,996,667 common shares at $3.00 per share and warrants to purchase 2,498,333 common shares at $3.50 per share resulting in aggregate proceeds of $14,994,001. If we issue additional securities, our existing shareholders may be further diluted and holders of those new securities may have dividend, liquidation, voting and other rights senior to those of the holders of our common shares.

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

We believe that we were not a passive foreign investment company for U.S. federal income tax purposes for fiscal years 2004, 2005 and 2006. Generally, we may be characterized as a passive foreign investment company for U.S. federal income tax purposes if for any taxable year 75% of our gross income is passive income, or at least 50% of our assets are held for the production of, or produce, passive income. This characterization could result in adverse U.S. tax consequences to our shareholders. These consequences may include having gains realized on the sale of our common shares treated as ordinary income, rather than capital gain income, and having potentially punitive interest charges apply to the proceeds of share sales. U.S. shareholders should consult with their own U.S. tax advisors with respect to the U.S. tax consequences of investing in our common shares.

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

Uncertainty and new regulations relating to the internet could increase our costs of doing business, prevent us from providing our services, slow the growth of the internet or subject us to liability, any of which could adversely affect our business, operating results and prospects. In addition to new laws and regulations being adopted, existing laws may be applied to the internet. There are currently few laws and regulations directly governing access to, or commerce on, the internet. However, due to the increasing popularity and use of the internet, the legal and regulatory environment that pertains to the internet is uncertain and continues to change. New and existing laws may cover issues which include:

•  user privacy;

•  pricing controls;

•  consumer protection;

•  libel and defamation;

•  copyright and trademark protection;

•  characteristics and quality of services;

•  sales and other taxes; and

•  other claims based on the nature and control of Internet materials.

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

We may experience reduced revenue, loss of clients and harm to our reputation and brand name in the event of unexpected network interruptions caused by system failures. Our servers and software must be able to accommodate a high volume of traffic. If we are unable to add additional software and hardware to accommodate increased demand, we could experience unanticipated system disruptions and slower response times. Our systems are vulnerable to damage or interruption from earthquakes, floods, fires, power loss, telecommunication failures, terrorist attacks, computer viruses and similar events. While we have established redundant systems and implemented disaster recovery procedures, they may not be sufficient for all eventualities. We have occasionally experienced delays in providing our customers access to their data in the past, and we believe these system interruptions could continue to occur from time to time in the future. Any catastrophic failure at our network operations center could prevent us from serving our clients for a number of days, or possibly weeks, and any failure of our internet service provider may adversely affect our network’s performance. Most of our system interruptions are due to heavy internet traffic and minor equipment failures which generally result in our customers being unable to access their data for a few seconds or several minutes. Our clients may become dissatisfied by any system failure that interrupts our ability to provide our services to them or results in slower response times. Our subscription agreements generally provide that our customers will be able to access their data during certain guaranteed times. If we fail to meet the service levels specified under our subscription agreements as a result of repeated outages, the customer can terminate its agreement with us. Our business interruption insurance may not adequately compensate us for any losses that may occur due to any failures in our system or interruptions in our services.

Breaches of our network security could be costly.

If unauthorized persons penetrate our network security, they could misappropriate proprietary information or cause interruptions in our services. We may be required to spend capital and resources to protect against or to alleviate these problems. In addition, because we host data for our clients, we may be liable to any of those clients that experience losses due to our security failures. While we have implemented measures to strengthen and improve our intrusion protection system and have also passed a SAS 70 Type 1 best practices evaluation, this is not an absolute guarantee that security breakdowns will not occur. As a result, a material security breach could have a material adverse effect on our business and the market price of our common shares may decline.

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

We must expand and upgrade our systems and network hardware in order to accommodate growth in our business. While we are currently in the process of updating and refreshing our data center capabilities and have secured lease financing for the required equipment, there is no assurance that such changes and upgrades will be made in a timely manner to accommodate any growth in our business, our business, financial condition and operating results could be adversely affected.

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

We may become subject to the SEC’s penny stock rules, which may decrease the liquidity of our common shares and negatively impact the ability of purchasers of our common shares to sell our common shares in the secondary market.

SEC regulations generally define a penny stock as an equity security that has a market price of less than $5.00 per share, subject to certain exceptions. We are not currently subject to the penny stock rules because our common shares qualify for two separate exceptions to the SEC’s penny stock rules. The first exception from the penny stock rules for which we qualify is an exception for companies that have an equity security that is quoted on the NASDAQ Stock Market. Since our common shares are traded on the NASDAQ Small Cap Market, we are not subject to the penny stock rules. The second exception from the penny stock rules for which we qualify is an exception for companies that have average revenue of at least $6,000,000 for the last three years. Our revenue for fiscal 2006, fiscal 2005, and fiscal 2004 was $28,120,662, $26,818,587 and $17,166,880, respectively, resulting in an average revenue of $24,035,376. If our common shares are delisted or removed from the NASDAQ Small Cap Market and if we fail to meet the average revenue exception to the penny stock rules, our common shares may become subject to the penny stock rules, which impose additional sales practice requirements on broker-dealers who sell our common shares. For transactions covered by these rules, the broker-dealer must make a special suitability determination for the purchaser of such securities and have received the purchaser’s written agreement to the transaction prior to purchase. In addition, unless an exception is available, the regulations require the delivery, prior to any transaction involving a penny stock, of a disclosure schedule explaining the penny stock market and the risks associated with it. If our common shares were considered penny stock, the ability of broker-dealers to sell our common shares and the ability of our shareholders to sell their securities in the secondary market would be limited. As a result, the market liquidity for our common shares would be severely and adversely affected. We cannot assure you that trading in our securities will not be subject to these or other regulations in the future which would negatively affect the market for our common shares.

The price of our common shares historically has been volatile, which may make it more difficult for you to resell our common shares when you want at prices you find attractive.

The market price of our common shares has been highly volatile in the past, and may continue to be volatile in the future. For example, since June 1, 2004, the closing sale price of our common shares on the NASDAQ Small Cap Market has fluctuated between $1.20 and $5.35 per share. The following factors may significantly affect the market price of our common shares:

•	quarterly variations in our results of operations;

•	announcement of new products, product enhancements, joint ventures and other alliances by our competitors or us;

•	technological innovations by our competitors or us;

•	general market conditions or market conditions specific to particular industries; and

•	the operating and stock price performance of other companies that investors may deem comparable to us.

In addition, the stock market in general, and the market prices for internet-related companies in particular, have experienced extreme volatility that often has been unrelated to the operating performance of such companies. These broad market and industry fluctuations may adversely affect the price of our common shares, regardless of our operating performance. (See Risk Factor “Our common shares have traded at prices below $1.00 and could be subject to delisting by NASDAQ.”)

The use of performance-based payment provisions in our acquisitions may result in costly legal proceedings.

We often require that a portion of the total purchase price in our acquisitions be contingent upon the acquired company’s achievement of certain performance-based milestones. We believe that the use of contingent performance-based payment provisions more closely matches the price we pay with the value we receive. However, the use of these provisions has resulted and may continue to result in disputes over whether the performance-based milestones have been achieved. Resolving these disputes could result in costly legal proceedings and divert management attention.

We depend on our key employees to manage our business effectively, and if we are unable to retain our key employees, our business may be adversely affected.

Our success depends on the efforts, abilities and expertise of our senior management and other key employees, including in particular, Michael Mullarkey, our President and Chief Executive Officer, and Stephen Lerch, our Executive Vice President, Chief Operation and Financial Officer. There can be no assurance that we will be able to retain our key employees. If any of our key employees leave before suitable replacements are found, there could be an adverse effect on our business. There can be no assurance that suitable replacements could be hired without incurring substantial additional costs, or at all.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Our corporate headquarters and principal research and development, customer support, and network operations are located in approximately 17,100 square feet of leased office space in Ottawa, Ontario, Canada. Our lease for this facility expires in September 2010.

In addition, we lease approximately 20,700 square feet of office space in Maitland, Florida, which serves as the headquarters of our subsidiary, Paula Allen Holdings. In addition, our finance and human resources department and our internal sales team reside in this space. Our lease for this premise expires in April 2009.

As part of the acquisitions over the past several years, we assumed several facility leases, some of which we extended beyond the assumed term. We lease approximately 7,100 square feet of office space in Burlingame, California that was assumed as part of the Kadiri acquisition and expires in April 2008. We lease approximately 15,700 square feet of office space in White Plains, New York that was assumed as part of the ProAct acquisition and expires in September 2007. We lease approximately 9,400 square feet of office space in Fairfield, Iowa that was assumed as part of the HRSoft acquisition and expires in February 2008. Finally, we lease 2,500 square feet of office space in Chicago, Illinois month to month and 1,500 square feet of office space in Victoria, British Columbia, Canada that expires in April 2007. Both of these leases were assumed as part of the Exxceed acquisitions.

We also lease space for sales and corporate offices in another five locations, primarily under one to three year leases, usually with renewal options. We believe that our facilities are adequate for our current needs.

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

On or about August 10, 2005, a class action lawsuit was filed against the Company, its Chief Executive Officer and its former Chief Financial Officer in the United States District Court for the Southern District of New York.  The action, brought on behalf of a purported class of purchasers of the Company’s common shares during the period from January 14, 2005 to and including April 14, 2005, alleges, among other things, that management provided the market misleading guidance as to anticipated revenues for the quarter ended February 28, 2005, and failed to correct this guidance on a timely basis.  The action claims violations of Section 10(b) of the Securities Exchange Act of 1934 (the “Exchange Act”) and Rule 10b-5 promulgated thereunder, as well as Section 20(a) of the Exchange Act, and seeks compensatory damages in an unspecified amount as well as the award of reasonable costs and expenses, including counsel and expert fees and costs.  In December 2005, the plaintiffs filed an amended complaint which added additional plaintiffs and sought to elaborate on the allegations contained in the complaint. The defendant’s counsel filed a motion to dismiss the complaint, which motion was denied. Plaintiffs have moved to confirm a class of purchases of the Company’s shares during the class period. Briefing on that motion is expected to conclude in the fall of 2006. Discovery remains in the early stages, and the Company intends to defend the action vigorously. We expect the trial to occur in or about late 2007.

The Company is subject to other legal proceedings and claims which arise in the ordinary course of business. The Company does not believe that the resolution of such actions will materially affect the Company’s business, results of operations or financial condition.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this report.

ITEM 4A. EXECUTIVE OFFICERS OF THE REGISTRANT

The following table sets forth information concerning our executive officers, including their ages, positions and tenure as of May 31, 2006:

Name	Age	Officer Since	Position

Michael Mullarkey	38	2001	Chairman of the Board of Directors, President and Chief Executive Officer
Stephan Lerch	52	2005	Executive Vice President, Chief Operating and Financial Officer

Michael Mullarkey has been the Chairman of our Board of Directors since November 2001 and our Chief Executive Officer since April 2001. In April 2003, Mr. Mullarkey assumed the responsibilities of President, a position he previously held from April 2001 until November 2001. From January 2001 to April 2001, Mr. Mullarkey was the President, Secretary and a Director of Paula Allen Holdings, Inc., a full service outplacement firm in the United States, which we acquired in April 2001. From October 1999 to December 2000, Mr. Mullarkey returned to Sony Corporation where he served as General Manager. From January 1998 to September 1999, Mr. Mullarkey was the co-founder and managing director of Information Technology Mergers & Acquisitions, LLC, an investment capital group managing private equity funding and investing in emerging technology markets and organizations. From October 1989 to February 1997, Mr. Mullarkey was employed by Sony Corporation of America, a subsidiary of Sony Corporation, where his most recent position was Vice President and General Manager. Prior to serving as Sony Corporation of America’s Vice President and General Manager, Mr. Mullarkey served as its National Sales Manager, a position he held from 1992 to 1994, and prior to that he served as one of its Sales Executives.

Stephen Lerch has been our Executive Vice President, Chief Operating and Financial Officer since April 2005. He is in charge of our financial, human resources, legal and administrative affairs and has operational oversight responsibility. From April 2003 to January 2004, Mr. Lerch was the Executive Vice President and Chief Operating Officer of Rewards Network Inc/iDine Rewards Network Inc. Rewards Network Inc. is a provider of dining and hotel rewards and credit card loyalty programs. In this position, Mr. Lerch directed operations of merchant sales and support, contract administration, information technology and corporate and partner development. Prior to this position, Mr. Lerch held the position of Executive Vice President and Chief Financial Officer from February 1997 to August 2003 where he was responsible for all traditional CFO responsibilities including internal and external reporting, budgeting, treasury, banking, human resources and Audit Committee and Board meetings.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

MARKET PRICE OF COMMON SHARES

Our common shares are listed on the NASDAQ Small Cap Market under the symbol “WSTM” and on the Boston Stock Exchange under the symbol “ERM.” The principal United States market for our common shares is the NASDAQ Small Cap Market. The following table sets forth, for the periods indicated, the high and low sales prices of our common shares as reported on the NASDAQ Small Cap Market. As of July 10, 2006, there were approximately 220 holders of record of our common shares.

PRICE OF COMMON SHARES
Period	High	Low

June 1, 2004 - August 31, 2004	$3.09	$2.26
September 1, 2004 - November 30, 2004	$3.44	$2.56
December 1, 2004 - February 29, 2005	$4.75	$2.60
March 1, 2005 - May 31, 2005	$5.35	$1.68
June 1, 2005 - August 31, 2005	$1.80	$1.48
September 1, 2005 - November 30, 2005	$1.72	$1.20
December 1, 2005 - February 28, 2006	$2.17	$1.23
March 1, 2006 - May 31, 2006	$2.47	$1.30

DIVIDEND POLICY

We have not paid any cash dividends on our common shares and do not anticipate paying cash dividends in the foreseeable future. We intend to retain future earnings for use in our business.

There is no law or government decree or regulation in Canada that restricts the export or import of capital, or that affects the remittance of dividends, interest or other payments to a non-resident holder of common shares, other than withholding tax requirements. See “Taxation.”

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

An investment in our common shares by a non-Canadian that is a WTO investor (defined below) would be reviewable under the Investment Act if it were an investment to acquire direct control, through a purchase of our assets or voting interests, and the gross book value of our assets equaled or exceeded $237 million, the threshold established for 2004, as indicated in our financial statements for our fiscal year immediately preceding the implementation of the investment. In subsequent years, such threshold amount may be increased or decreased in accordance with the provisions of the Investment Act. A WTO investor is an investment by an individual or other entity that is a national of, or has the right of permanent residence in, a member of the World Trade Organization, current members of which include the European Community, Germany, Japan, Mexico, the United Kingdom and the United States, or a World Trade Organization (WTO) investor-controlled entity, as defined in the Investment Act.

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

PURCHASES OF EQUITY SECURITIES

We did not repurchase any common shares or other equity securities during fiscal 2006.

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

For purposes of the Income Tax Act (Canada) and the Canada-United States Income Tax Convention, 1980, a U.S. holder is a person that:

•	Through the period during which the person owns our common shares is not resident in Canada and is a resident of the United States;

•	Holds our common shares as capital assets, that is generally as investments;

•	Deals at arm’s length with us within the meaning of the Income Tax Act (Canada);

•	Does not have a permanent establishment or fixed base in Canada, as defined by the Canada-United States Income Tax Convention, 1980; and

•	Does not own and is not treated as owning, 10% or more of our outstanding voting shares.

Special rules, which we do not address in this discussion, may apply to a U.S. holder that is (a) an insurer that carries on an insurance business in Canada and elsewhere, or (b) a financial institution subject to special provisions of the Income Tax Act (Canada) applicable to income gain or loss arising from mark-to-market property.

This discussion is based on the current provisions of the Canada-United States Income Tax Convention, 1980, the Income Tax Act (Canada) and their regulations, all specific proposals to amend the Income Tax Act (Canada) and regulations, all specific proposals to amend the Income Tax Act (Canada) and regulations announced by the Minster of Finance (Canada) before the date of this annual report and counsel’s understanding of the current published administrative practices of Canada Customs and Revenue Agency. This discussion is not exhaustive of all potential Canadian tax consequences to a U.S. holder and does not take into account or anticipate any other changes in law, whether by judicial, governmental or legislative decision or action, nor does it take into account the tax legislation or considerations of any province, territory or foreign jurisdiction.

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

TAXATION OF CAPITAL GAINS

Gain realized by a U.S. holder on a sale, disposition or deemed disposition of our common shares generally will not be subject to tax under the Income Tax Act (Canada) unless the common shares constitute taxable Canadian property within the meaning of the Income Tax Act (Canada) at the time of the sale, disposition or deemed disposition. Our common shares generally will not be taxable Canadian property provided that: (a) they are listed on a prescribed stock exchange, and (b) at no time during the five-year period immediately preceding the sale, disposition or deemed disposition, did the U.S. holder, persons with whom the U.S. holder did not deal at arm’s length, or the U.S. Holder acting together with those persons, own or have an interest in or a right to acquire 25% or more of the issued shares of any class or series of our shares. A deemed disposition of common shares will occur on the death of a U.S. holder.

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

UNITED STATES FEDERAL INCOME TAX CONSIDERATIONS

GENERAL

Subject to the limitations described below, the following discussion describes the material United States federal income tax consequences to a U.S. Holder (as defined below) that is a beneficial owner of the common shares of Workstream Inc. and that holds them as capital assets. For purposes of this summary, a “U.S. Holder” is a beneficial owner of common shares who or that is for United States federal income tax purposes (i) a citizen or resident of the United States, (ii) a corporation (or other entity treated as a corporation for United States federal tax purposes) created or organized in the United States or under the laws of the United States or of any state or the District of Columbia, (iii) an estate, the income of which is includible in gross income for United States federal income tax purposes regardless of its source, or (iv) a trust, if a court within the United States is able to exercise primary supervision over the administration of the trust and one or more U.S. persons have the authority to control all substantial decisions of the trust.

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

This discussion is based on current provisions of the U.S. Internal Revenue Code of 1986, as amended, current and proposed U.S. Treasury regulations promulgated thereunder, and administrative and judicial decisions, as of the date hereof, all of which are subject to change, possibly on a retroactive basis. This discussion does not address all aspects of United States federal income taxation that may be relevant to any particular holder based on such holder’s individual circumstances. In particular, this discussion does not address the potential application of the alternative minimum tax or the United States federal income tax consequences to holders that are subject to special treatment, including:

•	broker-dealers, including dealers in securities or currencies;

•	insurance companies, regulated investment companies or real estate investment trusts;

•	taxpayers that have elected mark-to-market accounting;

•	tax-exempt organizations;

•	financial institutions or “financial services entities”;

•	taxpayers who hold common shares as part of a straddle, “hedge” or “conversion transaction” with other investments;

•	holders owning directly, indirectly or by attribution at least 10% of our voting power;

•	non-resident aliens of the United States;

•	taxpayers whose functional currency is not the U.S. dollar; and

•	taxpayers who acquire common shares as compensation.

This discussion does not address any aspect of United States federal gift or estate tax, or state, local or non-United States laws. Additionally, the discussion does not consider the tax treatment of partnerships or persons who hold common shares through a partnership or other pass-through entity. Certain material aspects of United States federal income tax relevant to a beneficial owner other than a U.S. Holder (a “Non-U.S. Holder”) also are discussed below.

EACH HOLDER OF COMMON SHARES IS ADVISED TO CONSULT SUCH PERSON’S OWN TAX ADVISOR WITH RESPECT TO THE SPECIFIC TAX CONSEQUENCES TO SUCH PERSON OF PURCHASING, HOLDING OR DISPOSING OF COMMON SHARES.

TAXATION OF DIVIDENDS PAID ON COMMON SHARES

We have never paid cash dividends, and we currently do not intend to pay cash dividends in the foreseeable future. In the event that we do pay a dividend, and subject to the discussion of the passive foreign investment company, or PFIC, rules below, a U.S. Holder will be required to include in gross income as ordinary income the amount of any distribution paid on our common shares, including any Canadian taxes withheld from the amount paid, on the date the distribution is received to the extent the distribution is paid out of our current or accumulated earnings and profits, as determined for United States federal income tax purposes. In the case of non-corporate U.S. Holders, dividends may qualify for favorable tax treatment. Distributions in excess of such earnings and profits will be applied against and will reduce the U.S. Holder’s basis in the common shares and, to the extent in excess of such basis, will be treated as a gain from the sale or exchange of the common shares.

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

A U.S. Holder will be denied a foreign tax credit with respect to Canadian income tax withheld from dividends received on our common shares:

•	if such U.S. Holder has not held the common shares for at least 16 days of the 30-day period beginning on the date which is 15 days before the ex-dividend date; or

•	to the extent such U.S. Holder is under an obligation to make related payments on substantially similar or related property.

Any days during which a U.S. Holder has substantially diminished its risk of loss on the common shares are not counted toward meeting the 15-day holding period required by the statute. In addition, distributions of current or accumulated earnings and profits will be foreign source passive income for United States foreign tax credit purposes and will not qualify for the dividends received deduction otherwise available to corporations.

TAXATION OF THE DISPOSITION OF COMMON SHARES

Subject to the discussion of the PFIC rules below, upon the sale, exchange or other disposition of our common shares, a U.S. Holder will generally recognize capital gain or loss in an amount equal to the difference between the amount realized on the disposition and such U.S. Holder’s tax basis in the common shares (tax basis is usually the U.S. dollar cost of such common shares). If the common shares are publicly traded, a disposition of common shares will be considered to occur on the “trade date,” regardless of the U.S. Holder’s method of accounting. A U.S. Holder that uses the cash method of accounting calculates the U.S. dollar value of the proceeds received on the sale as of the date that the sale settles. However, a U.S. Holder that uses the accrual method of accounting is required to calculate the value of the proceeds of the sale as of the “trade date” and may therefore realize foreign currency gain or loss, unless such U.S. Holder has elected to use the settlement date to determine its proceeds of sale for purposes of calculating such foreign currency gain or loss. Capital gain from the sale, exchange or other disposition of the common shares held more than one year is long-term capital gain. Gain or loss recognized by a U.S. Holder on a sale, exchange or other disposition of common shares generally will be treated as United States source income or loss for United States foreign tax credit purposes. The deductibility of a capital loss recognized on the sale, exchange or other disposition of common shares is subject to limitations. In addition, a U.S. Holder that receives non-U.S. currency upon disposition of our common shares and converts the non-U.S. currency into U.S. dollars subsequent to its receipt will have foreign exchange gain or loss based on any appreciation or depreciation in the value of the non-U.S. currency against the U.S. dollar, which will generally be United States source ordinary income or loss.

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

If we were a PFIC, and a U.S. Holder did not make a qualifying election either to (i) treat us as a “qualified electing fund” (a “QEF”) (as described below), or (ii) mark our common shares to market (as discussed below), excess distributions by us to a U.S. Holder would be taxed under special rules. “Excess distributions” are amounts received by a U.S. Holder with respect to shares in a PFIC in any taxable year that exceed 125% of the average distributions received by such U.S. Holder from the PFIC in the shorter of either the three previous years or such U.S. Holder’s holding period for such shares before the present taxable year. Excess distributions must be allocated ratably to each day that a U.S. Holder has held shares in a PFIC. A U.S. Holder must include amounts allocated to the current taxable year in its gross income as ordinary income for that year. Further, a U.S. Holder must pay tax on amounts allocated to each prior PFIC taxable year at the highest rate in effect for that year on ordinary income and the tax is subject to an interest charge at the rate applicable to deficiencies for income tax. The entire amount of gain that is realized by a U.S. Holder upon the sale or other disposition of our common shares will also be treated as an excess distribution and will be subject to tax as described above. A. U.S. Holder’s tax basis in our common shares that were acquired from a decedent who was a U.S. Holder would not receive a step-up to fair market value as of the date of the decedent’s death but would instead be equal to the decedent’s basis, if lower. If we were a PFIC, a U.S. Holder of our common shares will be subject to the PFIC rules as if such holder owned its pro-rata share of any of our direct or indirect subsidiaries which are themselves PFICs. Accordingly, a U.S. Holder of our common shares will be subject to tax under the PFIC rules with respect to distributions to us by, and dispositions by us of stock of, any direct or indirect PFIC stock held by us, as if such holder received directly its pro-rata share of either the distribution or proceeds from such disposition.

The special PFIC rules described above will not apply to a U.S. Holder if the U.S. Holder makes an election to treat us as a “qualified electing fund” in the first taxable year in which the U.S. Holder owns common shares and if we comply with certain reporting requirements. Instead, a shareholder of a QEF is required for each taxable year to include in income a pro rata share of the ordinary earnings of the qualified electing fund as ordinary income and a pro rata share of the net capital gain of the QEF as long-term capital gain, subject to a separate election to defer payment of taxes, which deferral is subject to an interest charge. The QEF election is made on a shareholder-by-shareholder basis and can be revoked only with the consent of the U.S. Internal Revenue Service, (“IRS”). A shareholder makes a QEF election by attaching a completed IRS Form 8621, including the PFIC annual information statement, to a timely filed United States federal income tax return and by filing such form with the IRS Service Center in Philadelphia, Pennsylvania. Even if a QEF election is not made, a shareholder in a PFIC who is a U.S. person must file a completed IRS Form 8621 every year. We have agreed to supply U.S. Holders with the information needed to report income and gain pursuant to a QEF election in the event we are classified as a PFIC.

A U.S. Holder of PFIC stock which is publicly traded could elect to mark the stock to market annually, recognizing as ordinary income or loss each year an amount equal to the difference as of the close of the taxable year between the fair market value of the PFIC stock and the U.S. Holder’s adjusted tax basis in the PFIC stock. Losses would be allowed only to the extent of net mark-to-market gain previously included by the U.S. Holder under the election for prior taxable years. If the mark-to-market election were made, then the rules set forth above would not apply for periods covered by the election.

We believe that we were not a PFIC for the fiscal years ending May 2006 and May 2005, and we believe that we will not be a PFIC for the fiscal year ending May 2007. The tests for determining PFIC status, however, are applied annually, and it is difficult to make accurate predictions of future income and assets, which are relevant to this determination. Accordingly, there can be no assurance that we will not become a PFIC. U.S. Holders who hold common shares during a period when we are a PFIC will be subject to the foregoing rules, even if we cease to be a PFIC, subject to certain exceptions for U.S. Holders who made a QEF election. U.S. Holders are strongly urged to consult their tax advisors about the PFIC rules, including the consequences to them of making a mark-to-market or QEF election with respect to common shares in the event that we qualify as a PFIC.

TAX CONSEQUENCES FOR NON-U.S. HOLDERS OF COMMON SHARES

Except as described in “U.S. Information Reporting and Backup Withholding” below, a Non-U.S. Holder who is a beneficial owner of our common shares will not be subject to United States federal income or withholding tax on the payment of dividends on, and the proceeds from the disposition of, our common shares, unless:

•
Such item is effectively connected with the conduct by the Non-U.S. Holder of a trade or business in the United States and, in the case of a resident of a country which has a treaty with the United States, such item is attributable to a permanent establishment or, in the case of an individual, a fixed place of business, in the United States;

•
The Non-U.S. Holder is an individual who holds the common shares as capital assets and is present in the United States for 183 days or more in the taxable year of the disposition and does not qualify for an exemption; or

•	The Non-U.S. Holder is subject to tax pursuant to the provisions of United States tax law applicable to U.S. expatriates.

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

The amount of any backup withholding will be allowed as a credit against such U.S. Holder’s or Non-U.S. Holder’s United States federal income tax liability and may entitle such holder to a refund, provided that the required information is furnished to the IRS.

RECENT SALES OF UNREGISTERED SECURITIES

None.

ITEM 6. SELECTED FINANCIAL DATA

The data set forth below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Consolidated Financial Statements and Notes thereto included elsewhere in this Form 10-K.

FISCAL YEAR ENDED MAY 31,
(IN THOUSANDS, EXCEPT PER SHARE DATA)

	2006	2005	2004	2003	2002
Statement of Operations Data

Revenue, net	$28,121	$26,819	$17,167	$17,837	$14,752
Cost of revenues	7,808	7,014	1,587	3,040	2,858
Selling and marketing	6,934	7,211	4,362	6,058	6,649
General and administrative	14,253	17,838	9,799	9,582	6,724
Research and development	5,423	2,147	453	1,086	750
Amortization and depreciation	6,685	8,535	5,602	6,097	1,796
Impairment write-down of goodwill	-	-	-	2,133	2,810
Operating loss	(12,982)	(15,926)	(4,636)	(10,159)	(6,835)
Other (expense) income, net	60	(45)	(2,635)	(1,146)	(155)
Loss before income taxes	(12,922)	(15,971)	(7,271)	(11,305)	(6,990)
Recovery of deferred income tax	-	848	1,789	1,586	29
Current income tax (expense) recovery	(64)	(36)	(55)	42	-
Net loss for the year	$(12,986)	$(15,159)	$(5,537)	$(9,677)	$(6,961)

Basic and diluted net loss per share	$(0.26)	$(0.35)	$(0.22)	$(0.52)	$(0.52)
Weighted average number of
common stock outstanding	49,828	43,462	25,036	18,608	13,281

MAY 31,
(IN THOUSANDS)

	2006	2005	2004	2003	2002
Balance Sheet Data

Working capital (deficit)	$(1,087)	$6,797	$(351)	$(3,412)	$(1,677)
Total assets	66,270	75,657	48,882	30,618	23,276
Long term obligations	288	192	1,259	5,312	1,557
Total liabilities	13,248	12,718	11,143	11,594	8,519
Stockholders' equity	53,022	62,939	37,739	19,024	14,757

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CAUTIONARY STATEMENT CONCERNING FORWARD-LOOKING STATEMENTS

THIS REPORT CONTAINS FORWARD-LOOKING STATEMENTS THAT INVOLVE RISKS AND UNCERTAINTIES. THE STATEMENTS CONTAINED IN THIS REPORT THAT ARE NOT PURELY HISTORICAL ARE FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1933, AS AMENDED, AND SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED. FORWARD-LOOKING STATEMENTS INCLUDE, WITHOUT LIMITATION, STATEMENTS CONTAINING THE WORDS "ANTICIPATES," "BELIEVES," " EXPECTS," "INTENDS," "FUTURE," AND WORDS OF SIMILAR IMPORT WHICH EXPRESS MANAGEMENT'S BELIEF, EXPECTATIONS OR INTENTIONS REGARDING OUR FUTURE PERFORMANCE. ALL FORWARD-LOOKING STATEMENTS INCLUDED IN THIS REPORT ARE BASED ON INFORMATION AVAILABLE TO US ON THE DATE HEREOF, AND WE HAVE NO OBLIGATION TO UPDATE ANY SUCH FORWARD-LOOKING STATEMENTS. OUR ACTUAL RESULTS COULD DIFFER MATERIALLY FROM OUR HISTORICAL OPERATING RESULTS AND FROM THOSE ANTICIPATED IN THESE FORWARD-LOOKING STATEMENTS AS A RESULT OF CERTAIN FACTORS, INCLUDING, WITHOUT LIMITATION, THOSE SET FORTH ABOVE IN ITEM 1A AND ELSEWHERE IN THIS REPORT AND IN OUR OTHER FILINGS WITH THE SECURITIES AND EXCHANGE COMMISSION.

OVERVIEW

We are a provider of services and web-based software for Human Capital Management (“HCM”). HCM is the process by which companies recruit, train, evaluate, motivate, develop and retain their employees. We offer software and services that address the needs of companies to more effectively manage their human capital management function. We believe that our “one-stop-shopping” approach for our clients’ HCM needs is more efficient and effective than traditional methods of human resource management.

We have two distinct operating segments, which are the Enterprise Workforce Services and Career Networks segments. The Enterprise Workforce Services segment primarily consists of HCM software, professional services and products sold as part of reward and discount programs. Specifically, our Enterprise Workforce Services segment offers a complete suite of HCM software solutions, which address recruitment, benefits, performance, compensation, development and rewards. The Career Networks segment consists of career transition, applicant sourcing and recruitment research services.

Our business changed significantly beginning in fiscal 2002. During fiscal 2002, we completed the acquisitions of Paula Allen Holdings, OMNIpartners, 6FigureJobs.com, RezLogic, ResumeXpress and Tech Engine. During fiscal 2003, we completed the acquisitions of Icarian, PureCarbon and Xylo. During fiscal 2004, we completed the acquisitions of Perform, Peopleview and Kadiri. During fiscal 2005, we completed the acquisitions of Peoplebonus, Bravanta, HRSoft and ProAct. During fiscal 2006, we acquired Exxceed, Inc. These acquisitions have enabled us to expand and enhance our HCM software, increase our service offerings and increase our revenue streams. Subsequent to the acquisitions, we have concentrated on integrating the acquired entities, expanding the reach of the existing business and identifying other potential acquisition targets. When we complete an acquisition, we combine the business of the acquired entity into the Company’s existing operations. We expect that this will significantly reduce the administrative expenses associated with the business prior to the acquisition. The acquired business is not maintained as a standalone business operation. Therefore, we do not separately account for the acquired business, including its profitability. Rather, it is included in one of our two distinct business segments and is evaluated as part of the entire segment.

To monitor our results of operations and financial condition, we review key financial information including net revenues, gross profit, earnings per share, and cash flow from operations. As acquired entities are integrated and our business evolves, we continue to seek methods to more efficiently monitor and manage our business performance.

CRITICAL ACCOUNTING POLICIES

Our most critical accounting policies relate to revenue recognition, the assessment of goodwill impairment, the valuation of acquired intangible assets, the assessment of intangible asset impairment and the valuation of deferred tax assets and related allowances. Management makes estimates and assumptions that affect the value of assets and the reported amounts of revenues. Changes in assumptions used would impact our financial position and results.

The Company derives revenue from various sources including the following: subscription and hosting fees; licensing of software; software maintenance fees; professional services related to software implementation, customization and training; sale of products and tickets through the Company’s employee discount and rewards software module; career transition services; recruitment research services; and, applicant sourcing.

In general, the Company recognizes revenue when all of the revenue recognition criteria are met, which is typically when:
•	Evidence of an arrangement exists
•	Services have been provided or goods have been delivered
•	The price is fixed or determinable
•	Collection is reasonably assured.

The Company sells various HCM software applications and also provides these applications as an on-demand application service. Revenue is generated through a variety of contractual arrangements.

Subscription and hosting fees and software maintenance fees are billed in advance on a monthly, quarterly or annual basis. Amounts that have been invoiced are recorded in accounts receivable and in deferred revenue or revenue, depending on whether the revenue recognition criteria have been met. Quarterly and annual payments are deferred and recognized monthly over the service period on a straight-line basis. Set up fees are deferred and recognized monthly on a straight-line basis over the contractual lives, which approximates the expected lives of the customer relationships.

Hosting revenues consist of subscription fees from customers accessing our on-demand application service. The Company follows the provisions of SEC Staff Accounting Bulletin No. 104, Revenue Recognition and Emerging Issues Task Force Issue No. 00-21, Revenue Arrangements with Multiple Deliverables. For revenue arrangements with multiple deliverables, the Company allocates the total customer arrangement to the separate units of accounting based on their relative fair values, as determined by the price of the undelivered items when sold separately. Professional services included in an application services arrangement with multiple deliverables are accounted for separately when these services have value to the customer on a standalone basis, and there is objective and reliable evidence of fair value of each deliverable of the arrangement. When accounted for separately, revenues are recognized as the services are rendered.

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

Professional services revenue is generated from implementation and customization of software and from training and general consulting. In addition, revenue is generated from technical support not included in the software maintenance. The majority of professional services revenue is billed based on an hourly rate and recognized on a monthly basis as services are provided. For certain contracts which involve significant implementation or other services which are essential to the functionality of the software and which are reasonably estimable, the license and implementation services revenue is recognized using contract accounting, as prescribed by SOP 81-1, Accounting for Performance of Construction-Type and Certain Production-Type Contracts. Revenue is recognized over the period of each implementation using the percentage-of-completion method. Labor hours incurred is used as the measure of progress towards completion, and management believes its estimates to completion are reasonably dependable. A provision for estimated losses on engagements is made in the period in which the losses become probable and can be reasonably estimated.

One of the software applications offered by the Company allows customer companies to offer rewards and benefits (discounted goods and tickets) in an effort to promote their employee retention. The Company generates subscription revenues from the customer company. In addition, the Company generates revenue from the sale of products and tickets to the customers’ employees through a website. The Company recognizes revenue when all of the revenue recognition criteria are met, which is typically when the goods are shipped and title has transferred.

For career transition services, the Company bills the client 50% when the assignment starts and the remaining 50% when the assignment is completed. The Company recognizes revenue when all of the revenue recognition criteria are met, which is typically when services have been completed.

For applicant sourcing services, the Company bills its clients in advance on a monthly, quarterly and annual basis. The Company recognizes revenue when all of the revenue recognition criteria are met, which is typically on a straight-line basis as services have been completed. Unrecognized revenue is included in deferred revenue.

For resume management services and recruitment services, the Company bills its clients for job postings and matching of resumes per descriptions that the client provides and for quantity-based job posting packages. The Company recognizes revenue when all of the revenue recognition criteria are met, which is typically when the services have been completed.

Goodwill is assessed for impairment on an annual basis or more frequently if circumstances warrant. We assess goodwill related to reporting units for impairment and write down the carrying amount of goodwill as required. We have two distinct reporting units: Enterprise Workforce Services and Career Networks. Each reporting unit represents a distinct business unit that offers different products and services. Management monitors each unit separately. Enterprise Workforce Services, which includes revenue from software and related services, is a developing business unit, whereas Career Networks is a more established business unit. We estimate the fair value of each business unit by preparing a discounted cash flow model, using a 15% discount rate. The model is prepared by projecting results for five years making different assumptions for each reporting unit. For the calculation done at the end of fiscal 2006, we estimated that individual reporting unit annual revenue growth rates would range from 6% to 27%, that gross profit would increase slightly, and that operating expenses would increase but would decrease as a percentage of revenues. We estimated the terminal rate as a multiple of revenue after the fifth year to be between 1.5 and 3.0. An impairment charge is recorded if the implied fair value of goodwill of a reporting unit is less than the book value of goodwill for that unit. Changes in the discount rate used, or in other assumptions in the model, would result in wide fluctuations in the value of goodwill that is supported. Any such changes may result in additional impairment write-downs.

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

FISCAL 2006 COMPARED TO FISCAL 2005

REVENUES

Consolidated revenues were $28,120,662 for fiscal 2006 compared to $26,818,587 for fiscal 2005, an increase of $1,302,075 or 5%.

Enterprise Workforce Services revenues for fiscal 2006 were $20,157,009 compared to $17,862,949 for fiscal 2005, an increase of $2,294,060 or 13%. The increase in revenue was due to the following: a $1,912,698 increase in software revenue and a $821,976 increase in reward and discount product sales partially offset by a $440,614 decrease in professional services revenue. The increase in software revenue was due to the combination of the increase in revenue subsequent to the various acquisitions in fiscal 2005 and 2006 (Peoplebonus, HRSoft, ProAct and Exxceed) and revenue generated from existing products. The increase in rewards and discount revenue was primarily due to the fact that we acquired Bravanta in late July 2004 so fiscal 2005 revenue only included ten months of Bravanta-related reward product revenue.

Career Networks revenues for fiscal 2006 were $7,963,653 compared to $8,955,638 for fiscal 2005, a decrease of $991,985 or 11%. The decrease was primarily the result of the decrease in recruitment research revenue of $579,007 and career transition revenue of $592,922. Beginning in fourth quarter 2005, management began to reevaluate the recruitment research business in efforts to increase profitability and decided to downsize the workforce. The downsizing resulted in less recruitment research revenue, and it also resulted in higher revenue per sales person and productivity gains that management anticipates will allow this revenue source to increase in the next fiscal year. Career transition services revenue decreased year over year but showed significant increases in fourth quarter 2006. Management anticipates this trend to continue in fiscal 2007. These decreases were partially offset by an increase in applicant sourcing services of $179,944.

COST OF REVENUES

Cost of revenue for fiscal 2006 was $7,808,115 compared to $7,013,980 for fiscal 2005, an increase of $794,135 or 11%. Gross profits for fiscal 2006 were $20,312,547 or 72% of revenues compared to $19,804,607 or 74% of revenues for fiscal 2005.

Enterprise Workforce Services cost of revenues accounted for $7,078,405 of the total cost of revenue for fiscal 2006 and $6,074,570 for fiscal 2005, an increase of $1,003,753 or 17%. Enterprise Workforce Services gross profit was $13,078,604 or 65% of revenues for fiscal 2006 compared to $11,788,297 or 66% of revenues for fiscal 2005. The increase in cost of revenue of 17% was higher than the increase in revenue of 13% primarily due to the fact that the rewards and discount product revenue increased as a percentage of total Enterprise Workforce Services revenue. The rewards and discount product revenue has the lowest margins of the Enterprise Workforce Services revenue streams.

Career Networks cost of revenues accounted for $729,710 of the total cost of revenues for fiscal 2006 and $939,328 for fiscal 2005, a decrease of $209,618 or 22%. Career Networks gross profit was $7,233,943 or 91% of revenues for fiscal 2006 compared to $8,016,310 or 90% of revenues for fiscal 2005. The decrease in cost of revenues of 22% was higher than the decrease in revenue of 11% due to the decrease in certain employee costs in the career transition services group, which reflects a general increase in efficiency. This improvement resulted in a slight increase in the gross profit margin.

SELLING AND MARKETING

Selling and marketing expenses were $6,934,056 for fiscal 2006 compared to $7,210,996 for fiscal 2005, a decrease of $276,940 or 4%. The decrease in selling and marketing expense is due to decreases in employee costs and in advertising expenses in the Career Networks segment partially offset by the creation of an account management group and a business development unit within Enterprise Workforce Services segment. The decrease in Career Networks employee costs reflects the decrease in employees in the career transition services group due to a change in business strategy whereby the focus is on increasing revenue per salesperson while using a smaller, more effective sales force. The decrease in Career Networks advertising costs is due to a decrease in the cost of sales leads within the career transition services group as we further leveraged our internal lead generation resources. The creation of the account management group and a business development unit within Enterprise Workforce Services has increased employee costs and travel expenses.

GENERAL AND ADMINISTRATIVE

General and administrative expenses were $14,253,037 for fiscal 2006 compared to $17,837,777 for fiscal 2005, a decrease of $3,584,740 or 20%. The net decrease is due to significant reductions in employee costs, bad debt expense, and various other operating expenses partially offset by an increase in professional fees. The decrease in employee costs reflects the gradual reduction in the number of general and administrative employees subsequent to the various acquisitions. In addition, certain other expenses, including travel, telephone, internet and software costs, have also gradually decreased subsequent to the acquisitions as the administrative headcount decreases and as the Company eliminates redundant services and consolidates providers. The decrease in bad debt expense reflects the resolution of certain large collection issues for which bad debt was expensed in fiscal 2005 and fewer problem receivable balances identified in fiscal 2006. The increase in professional fees is due to the use of various consultants for departmental projects as well as the expenses associated with the Company’s first SAS 70 audit. Management continues to investigate additional cost containment opportunities and anticipates continued reductions in certain general and administrative expenses in fiscal 2007.

RESEARCH AND DEVELOPMENT

Research and development expenses were $5,422,309 for fiscal 2006 and $2,147,251 for fiscal 2005, an increase of $3,275,058 or 153%. The increase in research and development expenses during fiscal 2006 was a calculated decision by management to invest in further development of the Company’s software suite. Subsequent to the various acquisitions, we continue to incur costs necessary to update the acquired technology, to standardize the software applications now owned by the Company, and to build out the platform. The increase in research and development expenses reflect the increase in employee costs of approximately $1,877,000 and the increase in professional fees of $1,335,000 as the Company uses both internal and external resources. Management expects the research and development spending to decrease in fiscal 2007 compared to fiscal 2006.

AMORTIZATION AND DEPRECIATION EXPENSE

Amortization and depreciation expense was $6,684,880 for fiscal 2006 compared to $8,534,715 for fiscal 2005, a decrease of $1,849,835 or 22%. Amortization and depreciation expense for the Enterprise Workforce Services segment was $6,532,749 in fiscal 2006 compared to $8,126,809 for fiscal 2005, a decrease of $1,594,060 or 20%. The decrease is the net result of certain acquired intangible assets becoming fully amortized offset by the amortization expense associated with intangible assets acquired through recent acquisitions, specifically Exxceed. Amortization and depreciation expense for the Career Networks segment was $152,131 in fiscal 2006 compared to $407,906 in fiscal 2005, a decrease of $255,775 or 63%. The decrease was due to certain intangible assets with three-year lives (customer base and acquired technology) included in the Career Networks segment becoming fully amortized during fiscal 2005. Amortization expense will continue to decrease in fiscal 2007 unless the Company acquires additional intangible assets through business acquisitions.

INTEREST INCOME AND OTHER INCOME

Interest and other income was $223,722 in fiscal 2006 compared to $189,851 in fiscal 2005, an increase of $33,871 or 18%. The increase in interest and other income was due to on average higher interest-earning cash and investment balances in fiscal 2006 compared to fiscal 2005. The higher average balances reflect the fact that we raised funds through equity financing during fiscal 2005.

INTEREST AND OTHER EXPENSE

Interest and other expense was $163,504 for fiscal 2006 compared to $234,451 for fiscal 2005, a decrease of $70,947 or 30%. During fiscal 2005, the Company paid off a non-interest term loan which was originally assumed as part of the Paula Allen Holdings acquisition. The interest expense relating to the discount on the loan totaled $51,636 during the first quarter 2005. In addition, during fiscal 2005, the Company recognized interest expense relating to the note payable entered into as part of the ProAct acquisition, which was substantially paid down in June 2005.

FISCAL 2005 COMPARED TO FISCAL 2004

GENERAL

Workstream made the following business acquisitions during fiscal 2005: Peoplebonus on June 21, 2004; Bravanta on July 27, 2004; HRSoft on October 6, 2004; and ProAct on December 30, 2004. In addition, Workstream acquired Kadiri on May 28, 2004, which was three days prior to fiscal 2004 year end. Absorbing each of these entities’ activities subsequent to the acquisition date was the primary reason for many of the variances discussed in the following paragraphs. For this reason, Kadiri, Peoplebonus, Bravanta, HRSoft and ProAct are referred to as the “acquired entities”. The acquired entities are all included in the Enterprise Workforce Services segment.

REVENUES

Consolidated revenues were $26,818,587 for fiscal 2005 compared to $17,166,880 for fiscal 2004, an increase of $9,651,707 or 56%. Revenues from acquired entities represented $11,802,803 for fiscal 2005. Revenues from all other companies (“existing companies”) were $15,015,784 for fiscal 2005 compared to $17,166,880 for fiscal 2004, a decrease of $2,151,096 or 13%.

Enterprise Workforce Services revenues for fiscal 2005 were $17,862,949 compared to $7,181,564 for fiscal 2004, an increase of $10,681,385 or 149%. $11,802,803 of revenues for fiscal 2005 was contributed by the acquired entities. These increases were partially offset by a decrease in revenues from our older, more mature products for which the customer base was reduced. During fiscal 2005, Enterprise Workforce Solutions revenue consisted of software revenue of $9,096,241, professional services revenue of $3,320,556 and rewards and discount product revenue of $5,446,152.

Career Networks revenues for fiscal 2005 were $8,955,638 compared to $9,985,316 for fiscal 2004, a decrease of $1,029,678 or 10%. This decrease was due to a decrease in career transition services revenue of $1,650,209. During fiscal 2005, we changed our strategy with regards to career transition services whereby we significantly decreased our sales force and focused on higher revenue customers. This resulted in a decrease in revenues but an increase in revenue per customer. This decrease was partially offset by an increase in applicant sourcing and exchange services revenue of $504,456. Applicant sourcing and exchange services revenue increased due to a strong executive job market, particularly in financial positions.

COST OF REVENUES

Cost of revenues for fiscal 2005 was $7,013,980 compared to $1,586,989 for fiscal 2004, an increase of $5,426,991 or 342%. Gross profits were $19,804,607 for fiscal 2005 or 74% of revenues compared to $15,579,891 or 91% of revenues for fiscal 2004. Costs of revenues of the acquired entities was $5,860,618 during fiscal 2005. The decrease in gross profit as a percent of revenues was due to the lower gross profit margins generated by the acquired companies. The gross profit margins of these companies was lower because the software products required more implementation and customization services, which traditionally had lower margins. In addition, the rewards and discount product revenue generated subsequent to the Bravanta acquisition had lower margins. Finally, several of the acquired companies entered into fixed fee contracts prior to our acquisition, and the costs associated with these contracts were higher than anticipated.

Enterprise Workforce Services cost of revenues accounted for $6,074,652 of the total cost of revenues for fiscal 2005 and $403,760 for fiscal 2004, an increase of $5,670,892. Cost of revenues in the Enterprise Workforce Services segment during fiscal 2005 increased $5,860,618 as a result of costs incurred in connection with the acquired entities. Enterprise Workforce Services gross profit was $11,788,297 or 66% of Enterprise Workforce Services revenues for fiscal 2005 compared to $6,777,804 or 94% of Enterprise Workforce Services revenue for fiscal 2004. The decrease in the Enterprise Workforce Services gross profit as a percent of revenues directly corresponded to the increase in professional services revenue and reward and discount product revenue as discussed previously.

Career Networks cost of revenues accounted for $939,328 of the total cost of revenues for fiscal 2005 and $1,183,229 for fiscal 2004, a decrease of $243,901 or 21%. Career Networks gross profit was $8,016,310 or 90% of revenues for fiscal 2005 compared to $8,802,087 or 88% of revenue for fiscal 2004. The gross profit margin increased slightly due to general efficiencies gained relating to career transition services.

SELLING AND MARKETING EXPENSE

Selling and marketing expenses were $7,210,996 for fiscal 2005 compared to $4,362,292 for fiscal 2004, an increase of $2,848,704 or 65%. This increase is primarily attributable to selling and marketing expenses of $2,277,236 incurred by the acquired companies during fiscal 2005. Selling and marketing expenses for existing companies was $4,933,760 in fiscal 2005 compared to $4,362,292 for fiscal 2004, an increase of $571,468 or 13%. The increase in sales and marketing expense was primarily due to an increase of $2,179,153 in employee costs. The employee costs in the sales force and marketing department in the Enterprise Workforce Services segment increased by approximately $2.6 million as a result of the various acquisitions. This increase is partially offset by a decrease in the sales force in the Career Networks segment as we refocused efforts on increasing revenue per salesperson as opposed to gross revenue. Selling and marketing expenses also increased in the Enterprise Workforce Services segment due to our hosting of a user conference and attending more industry conferences during fiscal 2005.

GENERAL AND ADMINISTRATIVE EXPENSE

General and administrative expenses were $17,837,777 for fiscal 2005 compared to $9,798,440 for fiscal 2004, an increase of $8,039,337 or 82%. The acquired companies accounted for $8,741,418 of general and administrative expenses during fiscal 2005. General and administrative expenses for existing companies accounted for $9,096,359 during fiscal 2005 compared to $9,798,440 during fiscal 2004, a decrease of $702,081 or 7%. The decrease in general and administrative expense for existing companies was primarily due to less expense allocated to these entities as certain allocations are based on revenue, which was spread over several additional entities in fiscal 2005. The increase in general and administrative expense was due to the following: employee costs increased $4,244,140; travel and entertainment increased $567,774; professional fees increased $1,084,641 and bad debt expense increased $526,392. The employee costs increased during fiscal 2005 primarily due to the additional employees being added from the various acquisitions. Typically, employee costs will increase for a period of time after an acquisition until the appropriate downsizing occurs. The majority of the downsizing benefit was anticipated to occur with the employee costs included in general and administrative expenses. Travel expense increased in fiscal 2005 primarily due to travel required before and after the acquisitions. Professional fees increased primarily due to the legal fees, including those associated with a dispute with the former shareholders of 6FigureJobs.com, and due to the increased audit costs associated with Sarbanes-Oxley. Bad debt expense increased due to the decrease in the aging of certain accounts receivable, primarily relating to projects started by an acquired entity prior to the acquisition.

RESEARCH AND DEVELOPMENT EXPENSE

Research and development costs were $2,147,251 for fiscal 2005 compared to $453,247 for fiscal 2004, an increase of $1,694,004 or 374%. $1,826,041 of the research and development costs incurred in fiscal 2005 was attributable to the acquired companies. Research and development costs for existing companies during fiscal 2005 were $321,210 compared to $453,247 for fiscal 2004, a decrease of $132,037 or 29%. The increase in research and development expense was primarily due to an increase of $1,077,017 in employee costs and an increase of $395,540 in professional fees. During fiscal 2005 subsequent to the acquisitions, we incurred costs necessary to continue updating the acquired software and to standardize the various software applications now owned by the Company. In the second half of fiscal 2005, we began outsourcing some of this work to overseas vendors, which resulted in the increase in professional fees.

DEPRECIATION AND AMORTIZATION EXPENSE

Depreciation and amortization expense was $8,534,715 for fiscal 2005 compared to $5,601,910 for fiscal 2004, an increase of $2,932,805 or 52%. The acquired companies incurred $3,679,856 of depreciation and amortization expense in fiscal 2005. Amortization and depreciation expense for existing companies during fiscal 2005 was $4,854,859 compared to $5,601,910 during fiscal 2004, a decrease of $747,051 or 13%. The decrease in the existing companies’ expense was due to certain capital and intangible assets becoming fully depreciated and amortized. Amortization and depreciation expense for the Enterprise Workforce Services segment was $8,126,808 for fiscal 2005 compared to $4,451,332 for fiscal 2004, an increase $3,675,476 or 83%. All of the companies acquired in fiscal 2004 and 2005 are included in the Enterprise Workforce Services. Each acquisition resulted in acquired intangible assets, which are being amortized over three to five years. The increase in the fiscal 2005 amortization and depreciation expense is due to the increase in amortizable intangible assets. In fiscal 2005, the Career Networks segment amortization and depreciation expense was $407,907 compared to $1,150,578 in fiscal 2004, a decrease of $742,671 or 65%. The decrease is due to the intangible assets with a three-year life (customer base and acquired technology) included in the Career Networks segment becoming fully amortized during fiscal 2005.

INTEREST INCOME AND OTHER INCOME

Interest and other income was $189,851 for fiscal 2005 compared to $11,959 for fiscal 2004, an increase of $177,892. The increase in interest and other income during fiscal 2005 was due to higher interest-earning cash, short-term investment and restricted cash balances compared to fiscal 2004. The increase in the interest-earning deposits was primarily due to the funds raised during the equity financing in fiscal 2005.

INTEREST AND OTHER EXPENSE

Interest and other expense was $234,451 for fiscal 2005 compared to $2,647,265 for fiscal 2004, a decrease of $2,412,814. The decrease in interest and other expense was due to the cessation of the amortization of the discount related to 8% senior subordinated convertible notes that were paid in full in fiscal 2004.

GOODWILL

Goodwill was $44,721,859 at May 31, 2006 compared to $42,283,442 at May 31, 2005, a net increase of $2,438,417 or 6%. The increase represents an increase of $2,441,372 relating to the acquisition of Exxceed in January 2006 offset slightly by $2,955 in various final purchase price adjustments relating to the Bravanta and ProAct acquisitions.

LIQUIDITY AND CAPITAL RESOURCES

At May 31, 2006, we maintained $7,974,585, in cash and cash equivalents, restricted cash and short-term investments. Working capital, which represents current assets less current liabilities, was negative $1,266,164.

At May 31, 2006, $3,095,348 of short-term investments was restricted from use in order to collateralize various borrowing, lease arrangements and a bond. Specifically, these deposits were restricted as security for an outstanding term loan, a line of credit and two letters of guarantee provided to landlords for facility leases. In the third quarter 2006, an additional certificate of deposit was established to support a bond relating to an on-going legal dispute in California. The dispute was resolved for $90,000, which will be paid in fiscal 2007. As the outstanding term loan and line of credit balances change, the restricted cash balance guaranteeing them will change accordingly. In addition, when we make lease payments, the restricted cash guaranteeing the leases will periodically decrease according to the terms of the lease agreements.

For fiscal 2006, cash used in operations totaled $4,909,626, consisting primarily of the net loss for the year of $12,986,301 offset by an increase in working capital of $846,608 and non-cash expenses, including amortization and depreciation of $6,684,880, provision for bad debts of $372,696, and non-cash compensation of $183,817.

Net cash used for investing activities during fiscal 2006 was $812,553. Investing outflows consisted mainly of cash paid for business acquisitions of $500,000 and $682,702 in capital expenditures.

Net cash used for financing activities was $1,498,979 for fiscal 2006. Outflows consisted primarily of repayments on long-term obligations of $1,712,286, which included a principal payment of $1,434,408 made in June 2005 on the note payable entered into as part of the ProAct acquisition. Outflows were partially offset by proceeds from the exercise of options and warrants of $304,170.

We have had operating losses since our inception, and during fiscal 2006, we had an operating loss of $12,981,735 and cash used in operating activities of $4,909,626. Cash, cash equivalents and short-term investments on hand at May 31, 2006 totaled $4,879,237. These trends raise concerns about the sufficiency of the Company’s liquidity levels to be able to support its operations in the near term.

Management believes that operating cash flows will increase in the future as a result of increased revenue and continued decreases in cash expenses. The significant research and development expenses incurred in fiscal 2006 have resulted in new releases in certain product offerings that we believe provide us with high quality software solutions that will ultimately generate gradual increases in revenue. In addition, career services revenue showed solid increases in the fourth quarter in fiscal 2006, which we believe will continue through fiscal 2007 and beyond. Research and development expenses in fiscal 2006 totaled $5,422,309. Subsequent to this significant investment, management anticipates reductions in research and development expenditures. In addition, management has identified certain other expenses, most significant being legal expenses, that should decrease. Legal expenses were significant in fiscal 2005 and 2006 primarily due to legal issues following the various acquisitions. These issues have been resolved, which should result in a decrease in the related expenses. Many of the costs necessary to consolidate the operations after the various acquisitions of fiscal 2004 and 2005 should not be recurring in the future. Finally, management is committed to reducing costs to appropriate levels if the projected revenue increases do not materialize.

While management believes that the anticipated improvement in operating cash flows together with our current cash reserves will be sufficient to meet our working capital and capital expenditure requirements through at least May 31, 2007, we have recently engaged an investment advisor to help us evaluate opportunities such as raising additional capital.

CONTRACTUAL OBLIGATIONS

At May 31, 2006 maturities of debt outstanding, capital leases, operating leases and contractual obligations are as follows:

	Year Ended May 31,
	2007	2008	2009	2010	2011	Total

Debt	$896,293	$201,633	$59,476	$18,464	$8,696	$1,184,562
Capital leases	245,594	152,487	22,138	22,138	11,069	453,426
Operating leases	1,284,472	1,060,829	647,585	361,916	-	3,354,802
Total	$2,426,359	$1,414,949	$729,199	$402,518	$19,765	$4,992,790

ACQUISITIONS

As part of our overall strategy, we have pursued growth through the acquisition of other companies offering services similar or complementary to ours. Through the acquisition of those companies we have expanded our service offerings enabling us to grow our revenue and to position ourselves for future profitability by consolidating operations and improving efficiencies.

On May 28, 2004, we acquired via merger 100% of the outstanding shares of Kadiri Inc., a California based company. As consideration for the sale, we issued to the shareholders of Kadiri 4,450,000 common shares valued at $12,415,500. During fiscal 2005, an additional 1,042,891 shares valued at $2,532,111 were issued as additional contingent consideration after certain revenue and cash generation targets of the acquired entity were achieved. Kadiri was a provider of Enterprise Compensation Management solutions which enable companies to plan and manage compensation, performance evaluation and monitor the granting of rewards. We recorded approximately $3.6 million in intangible assets and $14 million in goodwill as part of the acquisition.

On June 21, 2004, we acquired certain assets of Peoplebonus.com LLC, a Delaware limited liability company. As consideration for the sale, the Company issued to the shareholders of Peoplebonus 180,506 common shares (72,202 common shares valued at $200,000 and 108,304 common shares held in escrow), made a cash payment of $25,000 and assumed a promissory note for $100,000. In addition, the Company made a cash payment of $105,000 to Peoplebonus. Peoplebonus' products and services are designed to streamline the way a company processes and handles resumes. Peoplebonus’ artificial intelligence data mining software can search for key words and phrases from within a resume and score the resume based on learned search criteria. We recorded approximately $427,000 in intangible assets as part of the acquisition.

On July 27, 2004, we acquired 100% of the outstanding shares of Bravanta, Inc., a Delaware corporation. As consideration for the sale, the Company issued to the shareholders of Bravanta 2,672,064 common shares. The total aggregate value of the shares was $7,107,693. In addition, the Company made cash payments of $2,051,120 to meet certain of Bravanta’s obligations prior to the finalization of the purchase agreement. Bravanta was a provider of enterprise incentive and recognition programs. We recorded approximately $2.2 million in intangible assets and $7.3 million in goodwill as part of the acquisition.

On October 6, 2004, we acquired certain assets of HRSoft, LLC, a Delaware limited liability company. As consideration for the sale, the Company assumed $766,913 in bank debts and vendor obligations. In addition, the Company made cash payments of $100,000 to meet certain of HRSoft’s obligations prior to the finalization of the asset purchase agreement. We also agreed to reimburse the owners of HRSoft for the estimated individual tax liabilities arising from the transaction,which totaled $110,000. Finally, the Company issued a promissory note for $325,000 to the owners of HRSoft, under which the portion to be repaid to the Company is contingent on future revenue levels. HRSoft developed and marketed strategic talent management software solutions for succession planning and leadership development, performance management, competency management, career and development planning, organizational charting, modeling and hierarchy management. We recorded approximately $1.8 million in intangible assets as part of the acquisition.

On December 30, 2004, we acquired certain assets of ProAct Technologies Corporation, a Delaware corporation. As consideration for the sale, we made a cash payment of $5,500,000 and issued a promissory note for $1,530,000, which accrued interest at an annual rate of 6% with principal and interest due on June 1, 2005. In addition, the Company issued to the shareholders of ProAct 913,551 common shares valued at $2,700,000, of which 253,764 shares are being held in escrow as the exclusive source against which the Company can assert potential indemnification claims. The actual number of common shares issued at closing was determined based on the average of the closing price of the Company’s common shares for the 20 business days prior to the closing date. Under accounting principles generally accepted in the United States, the common shares were valued at $2,822,873. ProAct was a provider of software and hosted web-based tools for employee benefits management. We recorded approximately $6.8 million in intangible assets and $3.3 million in goodwill as part of the acquisition.

On January 13, 2006, we acquired certain assets of Exxceed, Inc., a Delaware corporation, a developer and marketer of competency and employee development software solutions. As consideration for the sale, we made a cash payment of $500,000 and issued a promissory note for $500,000. In addition, the Company issued the shareholders of Exxceed 1,500,000 common shares valued at $2,525,000. We recorded approximately $1.1 million in intangible assets and $2.4 million in goodwill as part of the acquisition.

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

RECENT ACCOUNTING PRONOUNCEMENTS

In December 2004, the FASB issued SFAS No. 123 (revised 2004), Accounting for Share-Based Payments (“SFAS 123R”). SFAS 123R requires that the compensation cost relating to share-based payment transactions be recognized in financial statements with the cost measured based on the estimated fair value of the equity or liability instruments issued. SFAS 123R states that its effective date is for interim periods beginning after June 15, 2005, but the SEC deferred the effective date to annual periods beginning after June 15, 2005. Accordingly, the Company will adopt the new requirements beginning with fiscal 2007, or June 1, 2006. As a result, the Company expects to record non-cash, stock based compensation expense, which will have a material impact on results of operations. The full impact is dependent on various factors, including the timing of when new employees are hired, the total number of stock awards granted, and the fair value of the stock awards at the time of grant. Had the Company adopted SFAS 123R in prior periods, the total stock-based expense for all awards would have approximated the impact of expensing stock awards as described in the financial statement footnote disclosure of pro forma net income (loss) and net income (loss) per share.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We are primarily exposed to market risks associated with fluctuations in interest rates and foreign currency exchange rates.

INTEREST RATE RISKS

Our exposure to interest rate fluctuations relates primarily to our short-term investment portfolio and our bank loans. We invest our surplus cash in an investment trust established by a Canadian chartered bank and in a certificate of deposit in a bank in the United States. The investment trust holds various short-term, low-risk instruments and can be withdrawn without penalty at any time. The interest income from these investments is subject to interest rate fluctuations, which we believe will not have a material impact on our financial position.

We have established a CDN $3,000,000 line of credit with a Canadian bank which bears interest at the bank’s prime rate plus 1%. We have drawn CDN $2,794,777 on this facility as of May 31, 2006. We also have a term loan with the bank in the amount of CDN $36,663 as of May 31, 2006. The term loan bears interest at the bank’s prime rate plus 2%. Additionally, we have two letters of credit issued in May 2002 as collateral on leased facilities in the amounts of $71,676 and CDN $400,000. We pay an annual fee of 1.2% on these letters of credit.

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

The impact on net interest income of a 100 basis point adverse change in interest rates for the fiscal year ended May 31, 2006 would have been less than $26,000.

FOREIGN CURRENCY RISK

We have monetary assets and liabilities denominated in Canadian dollars. As a result, fluctuations in the exchange rate of the Canadian dollar against the U.S. dollar will impact our reported net asset position and net income or loss. A 10% change in foreign exchange rates would result in a change in our reported net asset position of approximately $40,000, and a change in the reported net loss for the year ended May 31, 2006 of approximately $290,000.

ITEM 8: FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders of Workstream Inc.

We have completed integrated audits of Workstream Inc.’s 2006 and 2005 consolidated financial statements and of its internal control over financial reporting as of May 31, 2006 and an audit of its 2004 consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.

Consolidated financial statements

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, statements of stockholders equity and statements of cash flows appearing on pages 50 through 78 of this Annual Report to the Shareholders present fairly, in all material respects, the financial position of Workstream Inc. and its subsidiaries (the “Company”) at May 31, 2006 and 2005 and the results of its operations and its cash flows for each of the three years in the period ended May 31, 2006 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

Internal control over financial reporting

Also, in our opinion, management’s assessment, included in Management’s Report on Internal Control Over Financial Reporting, appearing on page 79 of this Annual Report to the Shareholders, that the Company maintained effective internal control over financial reporting as of May 31, 2006 based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of May 31, 2006, based on criteria established in Internal Control - Integrated Framework issued by the COSO. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

PRICEWATERHOUSECOOPERS LLP

Ottawa, Ontario
July 28, 2006

WORKSTREAM INC.

CONSOLIDATED BALANCE SHEETS

	May 31, 2006	May 31, 2005
ASSETS
Current assets:
Cash and cash equivalents	$4,577,040	$11,811,611
Restricted cash	3,095,348	3,063,368
Short-term investments	302,197	312,322
Accounts receivable, net	3,100,779	3,409,654
Prepaid expenses and other assets	527,876	648,539
Total current assets	11,603,240	19,245,494
Property and equipment, net	1,789,739	1,224,332
Other assets	87,468	89,570
Acquired intangible assets, net	8,067,423	12,814,525
Goodwill	44,721,859	42,283,442

TOTAL ASSETS	$66,269,729	$75,657,363

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,690,388	$2,520,038
Accrued liabilities	2,132,470	1,568,306
Line of credit	2,537,246	2,326,612
Accrued compensation	1,073,239	1,005,950
Notes payable	558,776	1,530,000
Current portion of long-term obligations	337,517	208,966
Deferred revenue	3,360,766	3,288,964
Total current liabilities	12,690,402	12,448,836
Long-term obligations	288,269	192,258
Deferred revenue	268,727	77,156
Total liabilities	13,247,398	12,718,250

Commitments and contingencies	-	-

STOCKHOLDERS’ EQUITY
Common stock, no par value: 50,960,845 and 49,182,772
shares issued and outstanding, respectively	111,991,328	109,019,358
Additional paid-in capital	7,547,393	7,506,376
Accumulated other comprehensive loss	(871,781)	(928,303)
Accumulated deficit	(65,644,609)	(52,658,318)
Total stockholders’ equity	53,022,331	62,939,113

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$66,269,729	$75,657,363

See accompanying notes to these consolidated financial statements.

WORKSTREAM INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years ended May 31,
	2006	2005	2004

Software	$11,008,939	$9,096,241	$6,297,871
Professional services	2,879,942	3,320,556	486,609
Rewards and discount products	6,268,128	5,446,152	323,378
Career services	7,963,653	8,955,638	10,059,022
Revenues, net	28,120,662	26,818,587	17,166,880
Rewards and discount products	4,722,467	3,955,663	302,021
Other	3,085,648	3,058,317	1,284,968
Cost of revenues (exclusive of amortization and depreciation expense noted below)	7,808,115	7,013,980	1,586,989

Gross profit	20,312,547	19,804,607	15,579,891

Operating expenses:
Selling and marketing	6,934,056	7,210,996	4,362,292
General and administrative	14,253,037	17,837,777	9,798,440
Research and development	5,422,309	2,147,251	453,247
Amortization and depreciation	6,684,880	8,534,715	5,601,910
Total operating expenses	33,294,282	35,730,739	20,215,889

Operating loss	(12,981,735)	(15,926,132)	(4,635,998)

Interest and other income	223,722	189,851	11,959
Interest and other expense	(163,504)	(234,451)	(2,647,265)
Other income (expense), net	60,218	(44,600)	(2,635,306)

Loss before income tax	(12,921,517)	(15,970,732)	(7,271,304)
Recovery of deferred income taxes	-	847,920	1,789,235
Current income tax expense	(64,774)	(36,163)	(54,830)

NET LOSS	$(12,986,291)	$(15,158,975)	$(5,536,899)

Weighted average number of
common shares outstanding	49,827,925	43,461,514	25,036,056

Basic and diluted net loss per share	$(0.26)	$(0.35)	$(0.22)

See accompanying notes to these consolidated financial statements.

WORKSTREAM INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-In	Accumulated	Accumulated	Stockholders'
	Shares	Amount	Capital	Loss	Deficit	Equity
Balance at June 1, 2003	19,951,570	$47,158,583	$4,721,516	$(893,316)	$(31,962,444)	$19,024,339
Issuance of shares and warrants,
net of issue costs	5,454,168	6,055,639	823,584	-	-	6,879,223
Issuance of shares and
warrants for acquisitions	4,836,773	13,404,351	46,500	-	-	13,450,851
Issuance of shares and warrants
for services	332,000	542,590	73,500	-	-	616,090
Issuance of shares through
exercise of stock options	136,665	139,997	-	-	-	139,997
Issuance of shares through
exercise of warrants	465,697	1,174,343	(475,798)			698,545
Conversion of convertible note	2,424,999	4,284,078	(1,584,078)	-	-	2,700,000
Share repurchases	(26,989)	(53,978)	-	-	-	(53,978)
Net loss for the year	-	-	-	-	(5,536,899)	(5,536,899)
Cumulative translation adjustment	-	-	-	(178,986)	-	(178,986)
Balance at May 31, 2004	33,574,883	72,705,603	3,605,224	(1,072,302)	(37,499,343)	37,739,182
Issuance of shares and warrants,
net of issue costs	9,684,439	19,519,485	4,820,653	-	-	24,340,138
Issuance of shares for acquisitions	4,700,708	13,491,066	-	-	-	13,491,066
Issuance of shares through
exercise of stock options	331,260	950,390	-	-	-	950,390
Issuance of shares through
exercise of warrants	891,482	2,352,814	(919,501)	-	-	1,433,313
Net loss for the year	-	-	-	-	(15,158,975)	(15,158,975)
Cumulative translation adjustment	-	-	-	143,999	-	143,999
Balance at May 31, 2005	49,182,772	109,019,358	7,506,376	(928,303)	(52,658,318)	62,939,113
Issuance of shares for acquisition	1,500,000	2,525,000	-	-	-	2,525,000
Issuance of shares through
exercise of stock options	104,740	104,170	-	-	-	104,170
Issuance of shares through
exercise of warrants	133,333	290,000	(90,000)	-	-	200,000
Issuance of shares through
vesting of restricted stock units	40,000	52,800	-	-	-	52,800
Expensing of restricted stock unit grants	-	-	131,017	-	-	131,017
Net loss for the year	-	-	-	-	(12,986,291)	(12,986,291)
Cumulative translation adjustment	-	-	-	56,522	-	56,522
Balance at May 31, 2006	50,960,845	$111,991,328	$7,547,393	$(871,781)	$(65,644,609)	$53,022,331

See accompanying notes to these consolidated financial statements.

WORKSTREAM INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years ended May 31,
	2006	2005	2004
Cash provided by (used in) operating activities:
Net loss for the year	$(12,986,291)	$(15,158,975)	$(5,536,899)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Amortization and depreciation	6,684,880	8,534,715	5,601,910
Leasehold inducement amortization	(53,835)	(40,100)	(29,544)
Non-cash interest on convertible notes and notes payable	-	53,746	2,318,444
Provision for bad debts	159,704	577,362	55,966
Recovery of deferred income taxes	-	(847,920)	(1,758,049)
Non-cash compensation	226,326	210,296	642,590
Change in long-term portion of deferred revenue	191,571	77,156	-
Net change in operating components of working capital:
Accounts receivable	1,119,129	(430,955)	361,434
Prepaid expenses and other assets	(13,215)	663,145	(56,054)
Accounts payable and accrued liabilities	661,216	(2,828,592)	(1,386,478)
Deferred revenue	(899,111)	250,064	(140,100)
Net cash (used in) provided by operating activities	(4,909,626)	(8,940,058)	73,220

Cash provided by (used in) investing activities:
Purchase of property and equipment	(682,702)	(333,799)	(222,098)
Cash paid for business combinations	(500,000)	(8,838,592)	(416,385)
(Increase)/decrease in restricted cash	319,856	(196,811)	(1,485,665)
Sale (purchase) of short-term investments	50,293	98,659	(242,780)
Net cash used in investing activities	(812,553)	(9,270,543)	(2,366,928)

Cash provided by (used in) financing activities:
Proceeds from issuance of common stock and warrants	-	24,993,989	8,248,545
Costs related to the registration and issuance of common stock	-	(904,051)	(670,775)
Repayment of long-term obligations	(1,712,286)	(1,050,292)	(2,452,023)
Proceeds from exercise of options and warrants	304,170	2,383,703	39,997
Line of credit, net activity	(90,863)	186,289	1,488,180
Repayment related to lease settlement	-	-	(120,000)
Net cash (used in) provided by financing activities	(1,498,979)	25,609,638	6,533,924

Effect of exchange rate changes on cash and cash equivalents	(13,413)	74,108	(156,923)

Net (decrease) increase in cash and cash equivalents	(7,234,571)	7,473,145	4,083,293
Cash and cash equivalents, beginning of year	11,811,611	4,338,466	255,173

Cash and cash equivalents, end of year	$4,577,040	$11,811,611	$4,338,466

WORKSTREAM INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

	Years ended May 31,
	2006	2005	2004
Supplemental disclosure of cash flow information:
Interest paid	$162,609	$141,690	$367,893
Taxes paid	$70,593	$50,736	$633
Equipment acquired under capital leases	$485,677	-	-
Issuance of common shares as contingent consideration	-	$2,532,111	-
Conversion of notes to common shares	-	-	$2,700,000

See accompanying notes to these audited financial statements.

Note 1. Description of Company and Significant Accounting Policies

Description of the Company

Workstream Inc. (“Workstream” or the “Company”), is a provider of services and software for Human Capital Management (“HCM”). HCM is the process by which companies recruit, train, evaluate, motivate and retain their employees. Workstream offers software and services that address the needs of companies to more effectively manage their human capital management function. Workstream has two distinct reporting units: Enterprise Workforce Services and Career Networks. The Enterprise Workforce Services segment offers a suite of HCM software solutions, which includes recruitment, benefits administration and enrollment, performance management, succession planning, compensation management and employee awards and discounts programs. The Career Networks segment offers recruitment research, resume management and career transition services. In addition, Career Networks provides services through a web-site where job-seeking senior executives can search job databases and post their resumes, and companies and recruiters can post position openings and search for qualified senior executive candidates. Workstream conducts its business primarily in the United States and Canada.

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

Significant estimates and assumptions made by management include the assessment of goodwill impairment. When assessing goodwill for possible impairment, significant estimates include future cash flow projections, future revenue growth rates and the appropriate discount rate. It is reasonably possible that those estimates may change in the near-term, significantly affecting future assessments of goodwill impairment. Other significant estimates include the determination of the provision for doubtful accounts receivable, valuing and estimating useful lives of intangible assets, valuing assets and liabilities acquired through business acquisitions, and estimating tax valuation allowances.

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

Restricted Cash

Restricted cash consists of short-term investment balances used to collateralize the outstanding line of credit and term loan balances as well as certain lease agreements. The line of credit, term loan and facility leases form part of current operations, and, accordingly, the restricted cash is classified as a current asset.

Property and Equipment

Property and equipment are recorded at cost. Depreciation is based on the estimated useful life of the asset and is recorded as follows:

Furniture and fixtures	5 years straight line
Office equipment	5 years straight line
Computers and software	3 years straight line
Leasehold improvements	Shorter of lease term or useful life

The carrying values are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amounts of such assets may not be recoverable. The determination of whether any impairment exists includes a comparison of estimated undiscounted future cash flows anticipated to be generated during the remaining life of the asset to the net carrying value of the asset. The amount of any impairment recognized is the difference between the carrying value and the fair value.

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

The Company evaluates its intangible assets for impairment whenever events or changes in circumstances indicate that the carrying value of such assets may not be recoverable. To determine recoverability, the Company compares the carrying value of the assets to the estimated future cash flows. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized for the amount by which the carrying amount of the asset exceeds the fair value of the asset.

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

Revenue Recognition

The Company derives revenue from various sources including the following: subscription and hosting fees; licensing of software; software maintenance fees; professional services related to software implementation, customization and training; sale of products and tickets through the Company’s employee discount and rewards software module; career transition services; recruitment research services; and, applicant sourcing.

In general, the Company recognizes revenue when all of the revenue recognition criteria are met, which is typically when:
•	Evidence of an arrangement exists
•	Services have been provided or goods have been delivered
•	The price is fixed or determinable
•	Collection is reasonably assured.

The Company sells various HCM software applications and also provides these applications as an on-demand application service. Revenue is generated through a variety of contractual arrangements.

Subscription and hosting fees and software maintenance fees are billed in advance on a monthly, quarterly or annual basis. Amounts that have been invoiced are recorded in accounts receivable and in deferred revenue or revenue, depending on whether the revenue recognition criteria have been met. Quarterly and annual payments are deferred and recognized monthly over the service period on a straight-line basis. Set up fees are deferred and recognized monthly on a straight-line basis over the contractual lives, which approximates the expected lives of the customer relationships.

Hosting revenues consist of subscription fees from customers accessing our on-demand application service. The Company follows the provisions of SEC Staff Accounting Bulletin No. 104, Revenue Recognition and Emerging Issues Task Force Issue No. 00-21, Revenue Arrangements with Multiple Deliverables. For revenue arrangements with multiple deliverables, the Company allocates the total customer arrangement to the separate units of accounting based on their relative fair values, as determined by the price of the undelivered items when sold separately. Professional services included in an application services arrangement with multiple deliverables are accounted for separately when these services have value to the customer on a standalone basis, and there is objective and reliable evidence of fair value of each deliverable of the arrangement. When accounted for separately, revenues are recognized as the services are rendered.

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

Professional services revenue is generated from implementation and customization of software and from training and general consulting. In addition, revenue is generated from technical support not included in the software maintenance. The majority of professional services revenue is billed based on an hourly rate and recognized on a monthly basis as services are provided. For certain contracts which involve significant implementation or other services which are essential to the functionality of the software and which are reasonably estimable, the license and implementation services revenue is recognized using contract accounting, as prescribed by SOP 81-1, Accounting for Performance of Construction-Type and Certain Production-Type Contracts. Revenue is recognized over the period of each implementation using the percentage-of-completion method. Labor hours incurred is used as the measure of progress towards completion, and management believes its estimates to completion are reasonably dependable. A provision for estimated losses on engagements is made in the period in which the losses become probable and can be reasonably estimated.

One of the software applications offered by the Company allows customer companies to offer rewards and benefits (discounted goods and tickets) in an effort to promote their employee retention. The Company generates subscription revenues from the customer company. In addition, the Company generates revenue from the sale of products and tickets to the customers’ employees through a website. The Company recognizes revenue when all of the revenue recognition criteria are met, which is typically when the goods are shipped and title has transferred.

For career transition services, the Company bills the client 50% when the assignment starts and the remaining 50% when the assignment is completed. The Company recognizes revenue when all of the revenue recognition criteria are met, which is typically when services have been completed.

For applicant sourcing services, the Company bills its clients in advance on a monthly, quarterly and annual basis. The Company recognizes revenue when all of the revenue recognition criteria are met, which is typically on a straight-line basis as services have been completed. Unrecognized revenue is included in deferred revenue.

For resume management services and recruitment services, the Company bills its clients for job postings and matching of resumes per descriptions that the client provides and for quantity-based job posting packages. The Company recognizes revenue when all of the revenue recognition criteria are met, which is typically when the services have been completed.

Deferred Revenues

As described in the Revenue Recognition policy above, the Company defers certain revenues received and recognizes them ratably over the applicable service period. If the revenue is expected to be recognized within the following twelve months, it is classified as a current liability on the consolidated balance sheet.

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

Pro forma information regarding the results of operations is determined as if the Company had accounted for its employee stock options using the fair-value method. The fair value of options granted was estimated at the date of grant using the Black Scholes option-pricing model with the following assumptions:

	2006	2005	2004

Weighted-average risk free interest rates	4.30%	3.68%	2.99%
Expected dividend yield	0%	0%	0%
Weighted-average expected volatility	82%	72%	90%
Expected life (in years)	3.5	3.5	3.5

Because the determination of the fair value of all options is based on the assumptions described in the preceding paragraph and because additional option grants are expected to be made in future periods, this pro forma information is not likely to be representative of the effect on reported net income or loss for future periods.

The following reflects the impact on results of operations if the Company had recorded additional compensation expense relating to the employee stock options:

	2006	2005	2004

Net loss, as reported	$(12,986,291)	$(15,158,975)	$(5,536,899)
Add: stock-based compensation expense included in reported net loss	55,356	-	-

Deduct: total stock-based compensation expense determined under fair value based method for all awards	(948,651)	(896,621)	(508,059)
Net loss, pro forma	$(13,879,586)	$(16,055,596)	$(6,044,958)
Weighted average common shares
outstanding during the year	49,827,925	43,461,514	25,036,056

Basic and diluted loss per share:
As reported	$(0.26)	$(0.35)	$(0.22)
Pro forma	$(0.28)	$(0.37)	$(0.24)

Research and Development Costs

The Company accounts for research and development costs associated with computer software development under the provisions of SFAS No. 86, Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed. Costs are expensed as incurred until technological feasibility has been established. Technological feasibility is established upon completion of a working model; thereafter, all software production costs are capitalized and subsequently reported at the lower of unamortized cost or net realizable value. To date, the time period between the establishment of technological feasibility and completion of software development has been short, and as a result, no significant development costs have been incurred during that period. Accordingly, the Company has not capitalized any research and development costs to date associated with computer software products to be sold, leased, or otherwise marketed.

Research and development costs primarily include salaries and related costs, costs associated with using outside vendors and miscellaneous administrative expenses.

Foreign Currency Translation

These consolidated financial statements are presented in U.S. dollars. The parent company is located in Canada, and the functional currency of the parent company is the Canadian dollar. The Company’s subsidiaries use their local currency, which is the U.S. dollar, as their functional currency. Adjustments resulting from translating foreign functional currency financial statements into U.S. dollars are recorded as a separate component of stockholders’ equity. All assets and liabilities denominated in a foreign currency are translated into U.S. dollars at the exchange rate on the balance sheet date. Revenues and expenses are translated at the average exchange rate during the period. Equity transactions are translated using historical exchange rates. Foreign currency transaction gains and losses are included in net loss for the year and have not been material during the year ended May 31, 2006.

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

Interest Rate Risk

The Company’s restricted cash and short-term investments earn interest at fixed rates. The Company’s line of credit and term loan accrue interest at a variable rate based on the bank’s prime rate. Fluctuations in the prime rate could impact the Company’s financial results. Management believes that the exposure to interest rate fluctuations is limited as the line of credit and the term loan are fully collateralized with restricted cash and can be liquidated if faced with rising interest rates.

Fair Value of Financial Instruments

The carrying amounts of the Company’s financial instruments, including cash and cash equivalents, short-term investments, restricted cash, accounts receivable, accounts payable, and accrued expenses, approximate their fair values due to their short maturities. Based on borrowing rates currently available to the Company for similar terms, the carrying value of the line of credit, capital lease obligations, notes payable and long-term obligations approximate fair value.

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

Management Assessment of Liquidity

The Company has grown primarily through acquisition over the past five years and has incurred operating losses throughout the period. For the current fiscal year, the Company had a net loss of approximately $13 million, including $6.7 million in depreciation and amortization, used approximately $4.9 million in cash in operations, and had a working capital deficit of $1.1 million. During fiscal 2006, management focused on integrating the various acquired technologies on to a common platform while simultaneously endeavoring to rationalize operating expenses to more closely align with current levels of revenue. The result was a series of product releases during the year that enhanced the product offering, increased revenue and margins and reduced operating expenses such that by the fourth quarter the operating loss before depreciation and amortization was lowered to $743,000 (unaudited) and gross profit increased and net loss decreased compared to the prior seven unaudited quarters (see Note 16).

The Company has prepared a 2007 budget that, among other things, assumes a reduced level of investment in product and research and development spending, increased revenue from both operating segments, an overall lower level of recurring operating expenses compared to the prior year and a net positive cash flow yield from operations for the year. If the Company is unable to meet its objectives and generate cash flow from operations, it may become cash constrained and would take certain actions, including but not limited to cutting back new product development initiatives and reducing general and administrative expenses further. Additionally, in April of 2006, the Company engaged an investment banker to assist in evaluating strategic alternatives, including the raising of capital.

Recent Accounting Pronouncements

In December 2004, the FASB issued SFAS No. 123 (revised 2004), Accounting for Share-Based Payments (“SFAS 123R”). SFAS 123R requires that the compensation cost relating to share-based payment transactions be recognized in financial statements with the cost measured based on the estimated fair value of the equity or liability instruments issued. SFAS 123R states that its effective date is for interim periods beginning after June 15, 2005, but the SEC deferred the effective date to annual periods beginning after June 15, 2005. Accordingly, the Company will adopt the new requirements beginning with fiscal 2007, or June 1, 2006. As a result, the Company expects to record non-cash, stock based compensation expense, which will have a material impact on results of operations. The full impact is dependent on various factors, including the timing of when new employees are hired, the total number of stock awards granted, and the fair value of the stock awards at the time of grant. Had the Company adopted SFAS 123R in prior periods, the total stock-based expense for all awards would have approximated the impact of expensing stock awards as described in the previous disclosure of pro forma net income (loss) and net income (loss) per share.

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

Note 2. Business Acquisition

2006 Acquisition

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

The consolidated financial statements presented herein include the results of operations of Exxceed from January 14, 2006.

Management prepared the valuation of the net tangible and intangible assets acquired and liabilities assumed.

The following summarizes the Exxceed purchase price allocation:

Share consideration	$2,525,000
Cash consideration	500,000
Note payable (Note 9)	500,000
Acquisition costs	35,000
Total purchase price	$3,560,000

Current assets	$945,729
Tangible long-term assets	21,173
Other assets	5,562
Current liabilities	(1,003,577)
Intangible assets:
Customer base	561,752
Acquired technology	587,989
Goodwill	2,441,372
Total net assets	$3,560,000

2005 Acquisitions

The following summarizes the final purchase price allocations for asset and business acquisitions made during the year ended May 31, 2005:

	Peoplebonus	Bravanta	HRSoft	ProAct	Total

Share consideration	$200,000	$7,107,693	$-	$2,822,873	$10,130,566
Cash consideration	105,000	2,051,120	100,000	5,500,000	7,756,120
Payoff of bank loans	-	-	550,000	-	550,000
Payoff of vendor payables	-	-	216,913	-	216,913
Note payable	95,798	-	-	1,530,000	1,625,798
Cash advance	-	-	325,000	-	325,000
Escrow funds	25,000	-	-	-	25,000
Acquisition costs	18,499	155,000	150,000	144,529	468,028
Total purchase price	$444,297	$9,313,813	$1,341,913	$9,997,402	$21,097,425

Current assets	$8,450	$643,709	$326,561	$1,443,098	$2,421,818
Tangible long-term assets	9,080	86,310	49,548	298,858	443,796
Other assets	-	35,005	57,103	56,686	148,794
Current liabilities	(644)	(875,800)	(644,942)	(1,832,091)	(3,353,477)
Other liabilities	-	(61,624)	(267,823)	-	(329,447)
Deferred income tax asset	-	861,000	-	-	861,000
Intangible assets:
Customer base	-	837,000	852,098	1,717,000	3,406,098
Intellectual property	-	645,000	-	5,034,000	5,679,000
Acquired technology	427,411	670,000	969,368	-	2,066,779
Deferred income tax liability	-	(861,000)	-	-	(861,000)
Goodwill	-	7,334,213	-	3,279,851	10,614,064
Total net identifiable assets	$444,297	$9,313,813	$1,341,913	$9,997,402	$21,097,425

Peoplebonus.com LLC

On June 21, 2004, the Company acquired certain assets of Peoplebonus.com LLC (“Peoplebonus”), a Delaware limited liability company. As partial consideration for the purchase, the Company issued 72,202 shares of common stock valued at $200,000. An additional 108,304 shares are being held in escrow as potential contingent consideration dependent upon the acquired company meeting certain revenue targets subsequent to the acquisition. Peoplebonus' products and services were designed to streamline the way a company processes and handles resumes. Peoplebonus’ artificial intelligence data mining software can search for key words and phrases from within a resume and score the resume based on learned search criteria. The primary reason for the Peoplebonus acquisition was the expansion and enhancement of the HCM solutions offered by the Company.

The consolidated financial statements presented herein include the results of operations of Peoplebonus from June 22, 2004.

Management prepared a valuation of the net tangible and intangible assets acquired.

Bravanta, Inc.

On July 27, 2004, the Company acquired 100% of the outstanding stock of Bravanta, Inc. (“Bravanta”), a Delaware corporation. As partial consideration for the purchase, the Company issued Bravanta 2,672,064 shares of common stock valued at $7,107,693. Bravanta was a provider of enterprise incentive and recognition programs. The primary reason for the Bravanta acquisition was to enable the Company to expand its customer base, expand rewards and incentives products and services, and increase recurring revenues.

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

HRSoft, LLC

On October 6, 2004, the Company acquired certain assets of HRSoft, LLC (“HRSoft”), a Delaware limited liability company. HRSoft developed and marketed strategic talent management software solutions for succession planning and leadership development, performance management, competency management, career and development planning, organizational charting, modeling and hierarchy management. The primary reason for the HRSoft acquisition was to enable the Company to expand its customer base, expand its products and services, and increase recurring revenues.

The consolidated financial statements presented herein include the results of operations of HRSoft from October 7, 2004.

Management prepared a valuation of the net tangible and intangible assets acquired and liabilities assumed.

ProAct Technologies Corporation

On December 30, 2004, the Company acquired certain assets of ProAct Technologies Corporation (“ProAct”), a Delaware corporation. As partial consideration for the purchase, the Company issued 913,551 shares of common stock valued at $2,822,873, of which 253,764 shares are being held in escrow as source against which the Company can assert potential indemnification claims. ProAct was a provider of software and hosted web-based tools for employee benefits management. The primary reason for the ProAct acquisition was to enable the Company to expand its customer base, expand employee benefits management products and services, and increase recurring revenue.

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

Note 3. Restricted Cash

Certain short-term investments were pledged as collateral as follows at May 31:

	2006	2005
Line of credit (note 8)	$2,537,246	$2,326,612
Term loan (note 9)	33,285	61,073
Letters of credit for facility leases (note 10)	434,817	467,929
Legal bond	90,000	-
Credit card reserves	-	207,754
	$3,095,348	$3,063,368

Note 4. Allowance for Doubtful Accounts

The following presents the detail of the changes in the allowance for doubtful accounts for the years ended May 31:

	2006	2005
Balance at beginning of the year	$495,402	$21,509
Charged to bad debt expense	159,704	577,362
Write-offs and effect of exchange rate changes	(29,745)	(103,469)
Balance at end of the year	$625,361	$495,402

The Company uses historical experience and knowledge of and experience with specific customers in order to assess the adequacy of the allowance for doubtful accounts. Any adjustments to this account are reflected in the statement of operations as a general and administrative expense.

Note 5. Property and Equipment

Property and equipment consist of the following at May 31:

	2006	2005
Furniture, equipment
and leasehold improvements	$1,899,690	$1,701,644
Office equipment	473,274	313,237
Computers and software	6,196,568	4,753,030
	8,569,532	6,767,911
Less accumulated depreciation	(6,779,793)	(5,543,579)
Net capital assets	$1,789,739	$1,224,332

Property and equipment includes equipment under capital lease totaling $485,677 at May 31, 2006. Accumulated amortization relating to equipment under capital leases totaled $71,411 at May 31, 2006. There were no capital leases as of May 31, 2005. Depreciation expense for property and equipment was $767,946, $1,007,737 and $677,933 for the years ended May 31, 2006, 2005 and 2004, respectively.

Note 6. Acquired Intangible Assets

Acquired intangible assets consist of the following at May 31:

	2006		2005
		Accumulated		Accumulated
	Cost	Amortization	Cost	Amortization
Customer base	$8,132,722	$5,815,423	$7,561,712	$4,360,465
Acquired technologies	22,191,121	17,001,665	21,592,299	12,804,243
Intellectual property	1,322,760	762,092	1,322,760	497,538
	31,646,603	$23,579,180	30,476,771	$17,662,246
Less accumulated amortization	(23,579,180)		(17,662,246)
Net acquired intangible assets	$8,067,423		$12,814,525

Amortization expense for intangible assets was $5,916,934, $7,526,978 and $4,923,977 for the years ended May 31, 2006, 2005 and 2004, respectively. The estimated amortization expense related to intangible assets in existence as of May 31, 2006 is as follows:

Fiscal 2007:	$5,464,831
Fiscal 2008:	2,152,615
Fiscal 2009:	428,477
Fiscal 2010:	21,500
$8,067,423

Note 7. Goodwill

The following represents the detail of the changes in the goodwill account for the years ended May 31, 2006 and 2005:

	Enterprise
	Workforce	Career
	Services	Networks	Total
Goodwill at May 31, 2004	$16,375,409	$12,223,297	$28,598,706
Acquisitions during the year	10,617,019	-	10,617,019
Contingent consideration	2,532,111	234,305	2,766,416
Purchase price allocation adjustments made
within one year of acquisition date	301,301	-	301,301
Goodwill at May 31, 2005	29,825,840	12,457,602	42,283,442
Acquisition during the year	2,441,372	-	2,441,372
Purchase price allocation adjustments made
within one year of acquisition date	(2,955)	-	(2,955)
Goodwill at May 31, 2006	$32,264,257	$12,457,602	$44,721,859

Note 8. Line of Credit

At May 31, 2006 and 2005, the Company had an aggregate of $2,537,246 and $2,326,612, respectively, outstanding on a line of credit from a Canadian bank. The line of credit bears annual interest at the bank’s prime rate plus 1%. The Company is permitted to draw up to CDN (Canadian dollars) $3,000,000 against this facility based on compensating balances on deposit with the bank (note 3). At May 31, 2006, the Company had drawn CDN $2,794,777, which allowed for an additional CDN $205,223 available to be drawn on this line.

Note 9. Long-Term Obligations

Long-term obligations consist of the following at May 31:

	2006	2005

Note payable - Exxceed acquisition	$500,000	$-
Note payable - other	58,776	1,530,000
Leasehold inducements	151,890	193,359
Settlement agreement payable	30,000	123,500
Term loan	33,285	61,073
Capital lease obligations	410,611	23,292
	1,184,562	1,931,224
Less: current portion	896,293	1,738,966
	$288,269	$192,258

As part of the Exxceed acquisition, the Company delivered a $500,000 promissory note, which offset certain accounts receivable totaling $1,029,470 at the acquisition date. According to the terms of the acquisition agreement, the Company will retain the first $500,000 of cash collected on these accounts receivable. The next $500,000 in cash receipts will be used to pay down the note payable dollar for dollar. The Company will then maintain all cash receipts over $1,000,000. All accounts that remain uncollected at May 31, 2006 may be returned to Exxceed and the note payable would then be cancelled. Otherwise, the note payable matures on January 13, 2007. As of May 31, 2006, the Company collected $751,910. Management is in discussions with Exxceed management with regards to the disposition of the accounts receivable balances still outstanding at May 31, 2006, the note payable balance and the potential payment due to Exxceed.

The other note payable represents a portion of the total consideration for the acquisition of ProAct. The note accrued interest at an annual rate of 6% with principal and interest due on June 1, 2005 and was collateralized by the assets acquired by the Company from ProAct. On June 8, 2005, the Company paid the principal balance of $1,471,224. At May 31, 2006, the balance of $58,776 represents a working capital adjustment as prescribed for in the original acquisition agreement. To date, the Company and ProAct have not agreed to the final working capital adjustment amount.

The settlement agreement payable represents a settlement reached by HRSoft with one of its vendors relating to services provided prior to the asset acquisition of HRSoft by the Company. The Company assumed the liability as part of the acquisition agreement. The settlement agreement provides for monthly payments of $8,500 through August 2006 with a final payment of $4,500 in September 2006.

The term loan represents a five year term loan with a Canadian bank maturing in May 2007 with monthly principal payments of CDN $3,333 that bears annual interest at the bank’s prime rate plus 2%. Cash balances have been provided as collateral against this loan (note 3).

As of May 31, 2006, the maturities for long-term obligations are as follows:

Fiscal 2007:	$896,293
Fiscal 2008:	201,633
Fiscal 2009:	59,476
Fiscal 2010:	18,464
Fiscal 2011:	8,696
$1,184,562

Note 10. Commitments and Contingencies

Lease Commitments

A summary of the future minimum lease payments under the Company’s non-cancelable leases as of May 31, 2006 is as follows:

	Capital Leases	Operating Leases
		Facilities	Equipment	Total
Year ended May 31:
2007	$245,594	$1,218,091	$66,380	$1,530,065
2008	152,487	1,015,139	45,690	1,213,316
2009	22,138	647,585	-	669,723
2010	22,138	361,916	-	384,054
2011	11,069	-	-	11,069
Total minimum lease payments	453,426	$3,242,731	$112,070	$3,808,227
Less amount representing interest	42,814
Total principal payments	410,612
Less current maturities	218,420
	$192,192

Rent expense totaled $1,433,091, $1,666,386 and $1,369,801 for the years ended May 31, 2006, 2005 and 2004, respectively.

Letters of Credit

At May 31, 2006, the Company had provided two letters of credit totaling $434,817 as security for office leases in Florida and Ontario, which were collateralized by short-term investments that are maintained at the granting financial institution (note 3).

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

On or about August 10, 2005, a class action lawsuit was filed against the Company, its Chief Executive Officer and its former Chief Financial Officer in the United States District Court for the Southern District of New York.  The action, brought on behalf of a purported class of purchasers of the Company’s common shares during the period from January 14, 2005 to and including April 14, 2005, alleges, among other things, that management provided the market misleading guidance as to anticipated revenues for the quarter ended February 28, 2005, and failed to correct this guidance on a timely basis.  The action claims violations of Section 10(b) of the Securities Exchange Act of 1934 (the “Exchange Act”) and Rule 10b-5 promulgated thereunder, as well as Section 20(a) of the Exchange Act, and seeks compensatory damages in an unspecified amount as well as the award of reasonable costs and expenses, including counsel and expert fees and costs.  In December 2005, the plaintiffs filed an amended complaint which added additional plaintiffs and sought to elaborate on the allegations contained in the complaint. The defendant’s counsel filed a motion to dismiss the complaint, which motion was denied. Plaintiffs have moved to confirm a class of purchases of the Company’s shares during the class period. Briefing on that motion is expected to conclude in the fall of 2006. Discovery remains in the early stages, and the Company intends to defend the action vigorously. We expect the trial to occur in or about late 2007.

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

The loss before income taxes consisted of the following (rounded):

	Years ended May 31,
	2006	2005	2004

Canadian domestic loss	$2,930,000	$568,000	$230,000
United States loss	10,038,000	15,403,000	7,041,000
Loss before income taxes	$12,968,000	$15,971,000	$7,271,000

The provision (recovery) for income taxes consists of the following (rounded):

	Years ended May 31,
	2006	2005	2004

Canadian domestic:
Current income taxes	$-	$-	$(49,000)

United States:
Current income taxes	65,000	36,000	104,000
Deferred income taxes	-	(848,000)	(1,789,000)
Recovery of income taxes	$65,000	$(812,000)	$(1,734,000)

A reconciliation of the combined Canadian federal and provincial income tax rate with the Company’s effective income tax rate is as follows (rounded):

	Years ended May 31,
	2006	2005	2004
Combined Canadian federal and provincial tax rate	36.12%	36.12%	36.80%

Income tax recovery based on combined Canadian and
federal and provincial rate	$4,684,000	$5,768,000	$2,676,000
Effect of foreign tax rate differences	389,000	579,000	240,000
Change in enacted tax rates	-	(147,000)	(210,000)
Non-deductible amounts	197,000	173,000	(852,000)
Change in valuation allowance	(5,771,000)	(5,638,000)	175,000
Effect of changes in carryforward amounts	(728,000)	(547,000)	(298,000)
Effect of foreign exchange rate differences	1,104,000	661,000	123,000
Other	60,000	(37,000)	(120,000)
Income tax (expense) recovery	$(65,000)	$812,000	$1,734,000

The components of the Company’s net deferred income taxes are as follows (rounded):

	Years ended May 31,
	2006	2005	2004
Deferred income tax assets:
Scientific Research and Experimental Development ("SR&ED") expenses	$814,000	$613,000	$561,000
Loss carryforwards	26,340,000	23,313,000	18,002,000
Asset basis differences	2,116,000	2,421,000	2,541,000
Share issue costs	309,000	467,000	267,000
Investment tax credits	1,009,000	849,000	105,000
Other	2,222,000	413,000	386,000
	32,810,000	28,076,000	21,862,000
Less: valuation allowance	(32,810,000)	(27,039,000)	(19,656,000)
	-	1,037,000	2,206,000

Deferred income tax liabilities:
Intangible assets	-	(1,037,000)	(3,045,000)
Net deferred income tax liabilities	$-	$-	$(839,000)

The Company has incurred net losses since inception. At May 31, 2006, the Company had approximately $48,150,000 in net operating loss carryforwards for U.S. federal income tax purposes that expire in various amounts through 2026, and approximately CDN $21,600,000 (US $19,500,000) in net operating loss carryforwards for Canadian federal and provincial income tax purposes that expire in various years through 2013. Limitations on the use of net operating losses exist so future changes of control may result in additional limitations on the use of these net operating losses. Management has determined that it is more likely than not that deferred tax assets will not be realized; therefore, a valuation allowance has been provided for the full value of deferred tax assets. The change in the valuation allowance for the year ended May 31, 2006 and 2005 was an increase of $5,771,000 and $7,383,000, respectively, resulting primarily from net operating losses generated during the periods.

Note 12.  Stockholders’ Equity

The authorized share capital consists of an unlimited number of no par value common shares, an unlimited number of no par value Class A Preferred Shares (the “Class A Preferred Shares”), and an unlimited number of no par value Series A Convertible Preferred Shares (the “Series A Shares”). There were 50,960,845 and 49,182,772 common shares outstanding as of May 31, 2006 and 2005, respectively. There were no Class A Preferred Shares or Series A Shares outstanding as of May 31, 2006 and 2005.

Stock-Based Compensation Plan

The Company has granted stock options to employees, directors and consultants under the 2002 Amended and Restated Stock Option Plan (the “Plan”), which was most recently amended in October 2004. Under the Plan, as amended, the Company authorizes the issuance of up to 4,000,000 shares of common stock upon the exercise of stock options. In addition, the Plan reserves 1,000,000 shares of common stock for issuance of restricted share grants. The Audit Committee of the Board of Directors administers the Plan. Under the terms of the Plan, the exercise price of the options shall not be lower than the fair market value of the common stock on the date of the grant. Options to purchase shares of common stock generally vest ratably over a period of three years and expire five years from the date of grant.

Stock option activity and related information is summarized as follows:

		Weighted	Weighted
	Number	Average	Average	Options
	of Options	Exercise Price	Fair Value	Exercisable
Balance outstanding - May 31, 2003	1,789,052	$2.33		996,608
Granted	593,000	1.82	$1.14
Exercised	(136,665)	1.02
Forfeited	(403,884)	2.43
Balance outstanding - May 31, 2004	1,841,503	2.24		1,144,273
Granted	1,755,770	2.81	1.49
Exercised	(331,260)	2.87
Forfeited	(1,011,928)	2.93
Balance outstanding - May 31, 2005	2,254,085	2.29		552,073
Granted	818,450	1.57	$0.93
Exercised	(104,740)	0.99
Forfeited	(768,892)	2.22
Balance outstanding - May 31, 2006	2,198,903	$2.11		871,829

Information about options outstanding at May 31, 2006 is as follows:

	Options Outstanding			Options Exercisable
		Weighted
		Average
		Remaining	Weighted		Weighted
		Contractual	Average		Average
		Life	Exercise		Exercise
Exercise Price	Shares	(Years)	Price	Shares	Price

Less than $.99	149,667	2.01	$0.98	95,334	$0.98
$1.00-$1.99	759,870	3.71	1.38	207,983	1.03
$2.00-$2.99	978,430	2.93	2.30	464,867	2.30
$3.00-$3.99	126,936	3.63	3.29	42,312	3.29
$4.00 and over	184,000	3.81	4.22	61,333	4.22
Total	2,198,903			871,829

In November 2005, the Company finalized restricted stock unit agreements for certain executives and the members of the Board of Directors. Each restricted stock unit represents one share of common stock and vests over three years, after which time the Company will issue the common stock underlying the vested restricted stock units. During the vesting period, the restricted stock units cannot be transferred, and the grantee has no voting or dividend rights. The cost of the awards, determined to be the fair market value of the shares at the date of the grant, is expensed ratably over the vesting period. The compensation expense associated with the restricted stock units totaling $131,017 for fiscal 2006 is included in general and administrative expenses on the statement of operations and in additional paid-in capital on the balance sheet. During fiscal 2006, the Company granted a total of 310,000 restricted stock units to senior management and members of the Board of Directors. At May 31, 2006, 220,000 restricted stock units were outstanding.

Warrants

Outstanding warrants to purchase shares of common stock as of May 31, 2006 are as follows:

Exercise Price	Expiration	Shares

$1.60	December 2008	162,500
$2.00	April 2007	400,000
$3.50	December 2008	2,825,000
		3,387,500

All warrants outstanding are exercisable at May 31, 2006.

Earnings per Share

For all the years presented, diluted net loss per share equals basic net loss per share due to the antidilutive effect of employee stock options, restricted stock units, warrants and escrowed shares. The following outstanding instruments could potentially dilute basic earnings per share in the future:

May 31, 2006
Stock options	2,198,903
Restricted stock units	220,000
Escrowed shares	108,304
Warrants	3,387,500
Potential increase in number of shares from dilutive instruments	5,914,707

In addition to the above, up to an additional $1,000,000 in common shares could be issued to the owners of Exxceed if certain financial milestones are achieved within 12 months of the acquisition date.

Note 13.  Comprehensive Loss

Components of comprehensive loss were as follows:

	Year ended May 31,
	2006	2005	2004

Net loss for the year	$(12,986,291)	$(15,158,975)	$(5,536,899)
Other comprehensive loss:
Foreign currency translation adjustments (net of tax of $0)	56,522	143,999	(178,986)

Comprehensive loss for the year	$(12,929,769)	$(15,014,976)	$(5,715,885)

Note 14.  Segmented and Geographic Information

The Company has two reportable segments: Enterprise Workforce Services and Career Networks. Enterprise Workforce Services consists of revenue generated from HCM software and related professional services. In addition, Enterprise Workforce Services generates revenue from the sale of various products through the rewards and discount modules of the HCM software. Career Networks primarily consists of revenue from career transition, applicant sourcing and recruitment research services.

The Company evaluates performance in each segment based on profit or loss from operations. There are no inter-segment sales. Corporate operating expenses are allocated to the segments primarily based on revenue.

The Company’s segments are distinct business units that offer different products and services. Each is managed separately and each has a different client base that requires a different approach to the sales and marketing process. In addition, Career Networks is an established business unit whereas Enterprise Workforce Services is a developing business unit.

The following is a summary of the Company’s operations by business segment and by geographic region for the years ended May 31, 2006 and 2005:

Business Segment
	Enterprise
	Workforce	Career
	Services	Networks	Total

Year ended May 31, 2006
Software	$11,008,939	$-	$11,008,939
Rewards and discount products	6,268,128	-	6,268,128
Professional services	2,879,942	-	2,879,942
Career services	-	7,963,653	7,963,653
Revenue	20,157,009	7,963,653	28,120,662
Cost of revenues, rewards and discount products	4,722,467	-	4,722,467
Cost of revenues, other	2,355,938	729,710	3,085,648
Gross profit	13,078,604	7,233,943	20,312,547
Expenses	19,093,514	7,515,888	26,609,402
Amortization and depreciation	6,532,749	152,131	6,684,880
Business segment loss	$(12,547,659)	$(434,076)	(12,981,735)
Other income/(expenses) and
impact of income taxes			(4,556)
Net loss			$(12,986,291)

	Enterprise
	Workforce	Career
	Services	Networks	Total
As at May 31, 2006
Business segment assets	$4,829,600	$676,262	$5,505,862
Intangible assets	8,052,062	15,361	8,067,423
Goodwill	32,264,257	12,457,602	44,721,859
	$45,145,919	$13,149,225	58,295,144
Assets not allocated to business segments			7,974,585
Total assets			$66,269,729

	Enterprise
	Workforce	Career
	Services	Networks	Total

Year ended May 31, 2005
Software	$9,096,241	$-	$9,096,241
Rewards and discount products	5,446,152	-	5,446,152
Professional services	3,320,556	-	3,320,556
Career services	-	8,955,638	8,955,638
Revenue	17,862,949	8,955,638	26,818,587
Cost of revenues, rewards and discount products	3,955,663	-	3,955,663
Cost of revenues, other	2,118,989	939,328	3,058,317
Gross profit	11,788,297	8,016,310	19,804,607
Expenses	18,557,279	8,638,745	27,196,024
Amortization and depreciation	8,126,809	407,906	8,534,715
Business segment loss	$(14,895,791)	$(1,030,341)	(15,926,132)
Other income/(expenses) and
impact of income taxes			767,157
Net loss			$(15,158,975)

	Enterprise
	Workforce	Career
	Services	Networks	Total
As at May 31, 2005
Business segment assets	$4,714,196	$737,873	$5,452,069
Intangible assets	12,721,282	93,243	12,814,525
Goodwill	29,825,840	12,457,602	42,283,442
	$47,261,318	$13,288,718	60,550,036
Assets not allocated to business segments			15,107,327
Total assets			$75,657,363

Geographic
	Canada	United States	Total

Year ended May 31, 2006
Revenue	$1,906,194	$26,214,468	$28,120,662
Expenses	4,702,706	36,399,691	41,102,397
Geographical loss	$(2,796,512)	$(10,185,223)	(12,981,735)
Other income/(expenses) and
impact of income taxes			(4,556)
Net loss			$(12,986,291)

	Canada	United States	Total
As at May 31, 2006
Long-lived assets	$1,233,363	$53,433,126	$54,666,489
Current assets			11,603,240
Total assets			$66,269,729

	Canada	United States	Total

Year ended May 31, 2005
Revenue	$2,188,925	$24,629,662	$26,818,587
Expenses	2,733,338	40,011,381	42,744,719
Geographical loss	$(544,413)	$(15,381,719)	(15,926,132)
Other income/(expenses) and
impact of income taxes			767,157
Net loss			$(15,158,975)

	Canada	United States	Total
As at May 31, 2005
Long-lived assets	$641,040	$55,770,829	$56,411,869
Current assets			19,245,494
Total assets			$75,657,363

Note 15.  Retirement Plans

The Company has three 401(k) plans that cover all eligible employees. The Company is not required to contribute to the plan and has made no contributions to date.

Note 16.  Quarterly Results (Unaudited)

The following table summarizes selected quarterly data of the Company for the years ended May 31, 2006 and 2005:

	Quarter Ended
	August 31,	November 30,	February 28,	May 31,
	2005	2005	2006	2006

Revenues, net	$6,342,125	$7,199,809	$6,735,045	$7,843,683
Gross profit	4,284,843	4,956,286	4,965,249	6,106,169
Net loss for the period	$(3,838,144)	$(3,302,937)	$(3,419,325)	$(2,425,885)

Weighted average number of
common shares outstanding
during the period	49,193,310	49,194,178	49,994,178	50,938,164
Basic and diluted net loss
per common share	$(0.08)	$(0.07)	$(0.07)	$(0.05)

	Quarter Ended
	August 31,	November 30,	February 28,	May 31,
	2004	2004	2005	2005

Revenues, net	$5,719,129	$7,147,824	$6,874,735	$7,076,899
Gross profit	4,647,302	4,953,326	4,962,384	5,241,595
Net loss for the period	$(2,508,326)	$(2,849,376)	$(3,554,351)	$(6,246,922)

Weighted average number of
common shares outstanding
during the period	37,140,857	41,385,822	46,498,415	48,824,747
Basic and diluted net loss
per common share	$(0.07)	$(0.07)	$(0.08)	$(0.13)

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

As of the end of fiscal 2006, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of our disclosure controls and procedures. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms. There were no changes during the fourth quarter of fiscal 2006 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PricewaterhouseCoopers LLP, the independent registered public accounting firm appointed by the Board of Directors and ratified by the stockholders, have been engaged to conduct an integrated audit of the consolidated financial statements and internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States), and have expressed their opinions thereon. The Board of Directors is responsible for ensuring that management fulfills its responsibility for financial reporting and internal control over financial reporting, and is ultimately responsible for reviewing and approving the consolidated financial statements. The Board carries out this responsibility principally through its Audit Committee (“Committee”), which is comprised of outside directors. The Committee meets at least four times annually to review audited and unaudited financial information prior to its public release. The Committee also considers, for review by the Board of Directors and approval by the stockholders, the engagement or reappointment of the external auditors. PricewaterhouseCoopers LLP has full and free access to the Audit Committee.

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

Report of Management on Internal Control over Financial Reporting

The Company's management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. Internal control over financial reporting is a set of processes designed by, or under the supervision of, the Company's CEO and CFO, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles in the United States of America and includes those policies and procedures that:

▪	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect our transactions and dispositions of our assets:

▪
Provide reasonable assurance our transactions are recorded as necessary to permit preparation of our financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures are being made only in accordance with authorizations of our management and directors; and

▪	Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statement.

Under the supervision and with the participation of the Company's management, including the Company's CEO and CFO, the Company conducted an assessment of the effectiveness of its internal control over financial reporting based on criteria established in "Internal Control-Integrated Framework" issued by the Committee of Sponsoring Organizations of the Treadway Commission, also known as COSO. Based on this assessment, management concluded that the Company's internal control over financial reporting was effective as of May 31, 2006 based on those criteria.

Management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of May 31, 2006 has been audited by PricewaterhouseCoopers LLP, the Company’s independent registered public accounting firm as stated in their report which is included on page 48 of this annual report on Form 10-K for the year ended May 31, 2006.

/s/ Michael Mullarkey	/s/ Stephen Lerch
Michael Mullarkey	Stephen Lerch
Chairman and Chief Executive Officer	Executive Vice President, Chief
Operating Officer and Chief
Financial Officer

July 28, 2006

Attestation Report of the Registered Public Accounting Firm

Refer to the Report of Independent Registered Public Accounting Firm on page 48.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

 The information required by this item will be incorporated by reference from our definitive proxy statement for our 2006 annual meeting of shareholders, which will be filed within 120 days after the end of the fiscal year covered by this report.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this item will be incorporated by reference from our definitive proxy statement for our 2006 annual meeting of shareholders, which will be filed within 120 days after the end of the fiscal year covered by this report.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item will be incorporated by reference from our definitive proxy statement for our 2006 annual meeting of shareholders, which will be filed within 120 days after the end of the fiscal year covered by this report.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this item will be incorporated by reference from our definitive proxy statement for our 2006 annual meeting of shareholders, which will be filed within 120 days after the end of the fiscal year covered by this report.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item will be incorporated by reference from our definitive proxy statement for our 2006 annual meeting of shareholders, which will be filed within 120 days after the end of the fiscal year covered by this report.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) Documents filed as part of this report:

1. Financial Statements for the Year Ended May 31, 2006. (See Page 47)

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
_
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

Dated: July 28, 2006

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Michael Mullarkey	Chairman of the Board of	July 28, 2006
Michael Mullarkey	Directors and Chief Executive
Officer (Principal Executive Officer)

/s/ Stephen Lerch	Executive Vice President	July 28, 2006
Stephen Lerch	Chief Financial Officer/Chief Operating Officer
(Principal Financial and Accounting Officer)

/s/ Arthur Halloran	Director	July 28, 2006
Arthur Halloran

/s/ John Oltman	Director	July 28, 2006
John Oltman

/s/ Michael A. Gerrior	Director	July 28, 2006
Michael A. Gerrior

/s/ Thomas Danis	Director	July 28, 2006
Thomas Danis

/s/ Mitch Tuchman	Director	July 28, 2006
Mitch Tuchman

/s/ Steve Singh	Director	July 28, 2006
Steve Singh