Form 10-K/A
period 2006-05-31
WORKSTREAM INC
filed 2006-09-28
CIK 1095266

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

The total number of common shares, no par value, outstanding on September 25, 2006 was 50,960,845, excluding 108,304 escrow shares.

EXPLANATORY NOTE

Part III of the Annual Report on Form 10-K for the year ended May 31, 2006 of Workstream Inc. is hereby amended and restated in its entirety as follows:

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Set forth below is certain information regarding our directors and executive officers:

Name	Age	Position

Michael Mullarkey	38	Chairman of the Board of Directors, President and Chief Executive Officer
Thomas Danis	59	Director
Michael Gerrior	56	Director
Arthur Halloran	60	Director
John Oltman	61	Director
Mitch Tuchman	50	Director
Steve Singh	45	Director
Stephen Lerch	52	Executive Vice President, Chief Operating and Financial Officer

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

Thomas Danis has been a member of our Board of Directors since 2001.  Mr. Danis is currently an insurance executive with Aon Corporation, a provider of risk management services, insurance and reinsurance brokerage, human capital and management consulting, and specialty insurance underwriting.  During 2001, Mr. Danis was the Market Area Leader for Southern California with Aon Risk Services and was responsible for the offices in this area.  From 1993 to 2000, Mr. Danis was a Managing Director of the Mergers & Acquisitions Practice for Aon, as well as their St. Louis office.  Mr. Danis serves on the Board of Directors of International Wire Group, Inc. and International Wire Holding Company.  Mr. Danis also serves on the Board of RCP Advisors, a fund to funds private equity firm.

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

Arthur Halloran has been a member of our Board of Directors since May 2001. Since April 2004, Mr. Halloran has been the Director of Business Development for RSM McGladrey, Inc., an accounting and consulting firm, and is responsible for all business development activities for the New York/Connecticut Economic Unit. From October 2001 until April 2003, Mr. Halloran served as our President and Chief Operating Officer. From October 1989 until October 2001, Mr. Halloran was employed in a number of positions by Sony Electronics Inc., with his most recent position being Senior General Manager Specialty Sales and Marketing where he was responsible for retail operations and incentive marketing. From September 1999 to April 2000, Mr. Halloran was the President, Business Solutions Company, responsible for the creation and development of the first Sony Company to address all of the Sony Electronic business units. From December 1990 to September 1999, Mr. Halloran was the Vice President, Diversified Markets, where he was responsible for the non-retail/non-traditional markets of Sony Electronics.

John Oltman joined our Board of Directors in November 2005. Mr. Oltman is the Chief Executive Officer and Chairman of Seurat Company, a provider of solutions and services that assist companies to more effectively target, acquire and retain customers through creative marketing strategies. Prior to joining Seurat, he was the Chairman and Chief Executive Officer of SHL Systemhouse, a provider of client/server systems integration and technology-outsourcing services. Prior to his tenure at SHL Systemhouse, Mr. Oltman held numerous positions as a senior partner with Accenture, including managing the firm's global systems integration and outsourcing business. During recent years, Mr. Oltman has been an advisor, board member, investor and active participant in the operations of leading technology companies including Exult, Inc., Lante, and Evolve Software Technologies.

Mitch Tuchman joined our Board of Directors in November 2005. Mr. Tuchman has served as a consultant and sub-advisor to Apex Capital, LLC, a hedge fund based in Orinda, California, where he has advised on the firm's technology micro-cap and special situations portfolio that ranges from $30 million to $200 million. In 2000, Mr. Tuchman co-founded and remains General Partner of Net Market Partners, LP, a venture fund specializing in business-to-business e-commerce investments. From 1998 to 2000, Mr. Tuchman ran an incubator that assisted venture-backed Internet companies to optimize their business models, develop strategies, consummate key strategic partnerships and raise capital.

Steve Singh joined our Board of Directors in October 2004. Since 1996 Mr. Singh has served as President and Chief Executive Officer of Concur Technologies Inc., a provider of corporate expense management solutions, and as a director since 1993, including service as Chairman of the Board of Directors since September 1999. From 1993 to 1996, Mr. Singh was General Manager of the Contact Management Division at Symantec Corporation, a computer software and services company.

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

Audit Committee Financial Expert

The Audit Committee is comprised of four non-employees, Thomas Danis, Steve Singh, Mitch Tuchman and John Oltman. The Board has determined that all members of the Audit Committee are “independent” as that term is currently defined in Rule 4200(a)(15) of the listing standards of the NASD and Rule 10A-3(b)(1) of the Securities Exchange Act of 1934. Mr. Singh has been determined to be an "audit committee financial expert" as defined by the SEC.

Company Employee Code of Conduct

The Board has adopted a Code of Conduct that applies to our directors, officers and employees, including our principal executive, financial and accounting officers and persons performing similar functions. The Code of Conduct will be made available, without charge, upon written request made to Matthew Middendorf of the Company at its principal executive offices located at 495 March Road, Suite 300, Ottawa, Ont. K2K 3G1. In addition, it is also available on our website at www.workstreaminc.com.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires that our officers, directors and persons who beneficially own more than 10% of a registered class of our equity securities file with the SEC initial reports of ownership and reports of changes in ownership of our Common Shares and other equity securities. Officers, directors and greater than 10% beneficial owners are required by SEC regulation to furnish us with copies of all Section 16(a) forms they file.

To our knowledge, based solely on a review of the copies of such reports furnished to us and written representations that no other reports were required during the year ended May 31, 2006, all Section 16(a) filing requirements applicable to our officers, directors and greater than 10% beneficial owners were complied with.

ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation Table

The following table sets forth the cash compensation as well as certain other compensation earned during the fiscal years indicated by certain of our executive officers (the “Named Executive Officers”).

		Annual Compensation			Long-Term Compensation Awards	All Other Compensation ($)
Name and Principal Position	Year	Salary ($)	Bonus ($)	Other Annual Compensation ($)	Securities Underlying Options (#)(1)
Michael Mullarkey, Chairman, Chief Executive Officer and President	2006 2005 2004	$250,000 $239,615 $216,667	-- $775,619 $150,000	-- -- --	-- -- 300,000	$27,392 (2) $31,271(3) $49,410(4)
Stephen Lerch, Executive Vice President, Chief Operating and Financial Officer	2006 2005	$200,000 $23,077(5)	$50,000 $8,344	-- --	-- 100,000(6) 50,000(7)	$6,000(8) $1,000(9)

(1)	Represents the number of Common Shares underlying options granted under our 2002 Amended and Restated Stock Option Plan, as Amended.
(2)
Consists of $3,555 of insurance premiums paid with respect to a $5,000,000 term life insurance policy on the life of Mr. Mullarkey, $9,600 car allowance, health and dental insurance premiums of $14,237.

(3)
Consists of $7,159 of insurance premiums paid with respect to a $5,000,000 term life insurance policy on the life of Mr. Mullarkey, $9,600 car allowance, health and dental insurance premiums of $14,512.

(4)
Consists of $5,344 of insurance premiums paid with respect to a $5,000,000 term life insurance policy on the life of Mr. Mullarkey, a $30,166 lump sum car allowance, which covers years 2001 through 2004, and health and dental insurance premiums of $13,899.

(5)	Mr. Lerch joined the Company in April 2005. His base pay, on an annual basis, was $200,000.
(6)	Mr. Lerch received 100,000 stock options that vest 1/3 equally over 3 years.
(7)	Mr. Lerch received 50,000 Restricted Stock Units that vest 1/3 equally over 3 years.
(8)	Mr. Lerch received a car allowance of $6,000.
(9)	Mr. Lerch received a car allowance of $1,000.

Stock Option Exercises and Holdings

The following table sets forth for each of the Named Executive Officers certain information with respect to stock options exercised during the year ended May 31, 2006 and the number and value of exercisable and unexercisable options held by the Named Executive Officers as of May 31, 2006.

Aggregated Option Exercises in Last Fiscal Year and Fiscal Year-End Option Values

Name	Shares Acquired on Exercise (#)	Value Realized ($)	Number of Securities Underlying Unexercised Options at Fiscal Year-End Exercisable/Unexercisable (#)	Value of Unexercised In-the- Money Options at Fiscal Year-End (1) Exercisable/Unexercisable ($)
Michael Mullarkey	--	--	400,000/100,000	$78,000/ --
Stephen Lerch	--	--	33,333/66,667	-- / --

(1)
The value of unexercised in-the-money options is based on the difference between the last sale price of a share of our common shares as reported on the NASDAQ Small Cap Market on May 31, 2006 ($1.39) and the exercise price of the options, multiplied by the number of options.

Compensation of Directors

All directors are entitled to reimbursement of their reasonable out-of-pocket expenses incurred in attending Board and committee meetings. Directors who are not also Workstream employees or professionals on retainer with Workstream were paid an annual fee of $20,000 for fiscal year 2006. Directors who are members of our Audit Committee were paid an additional $15,000 for fiscal year 2006. The Chairman of the Audit Committee was paid $25,000 for fiscal year 2006. In addition, each director is eligible to participate in our 2002 Amended and Restated Stock Option Plan and is to receive restricted stock unit grants.

Employment Contracts, Termination of Employment and Change-in-Control Arrangements

Michael Mullarkey Employment Agreement. We entered into an employment agreement as of January 2004 with Michael Mullarkey to serve as our Chief Executive Officer at a minimum annual salary of $250,000. The employment agreement has a three year term unless written notice is given by either party at least ninety (90) days before the end of the first year term or any extension thereof, that they wish the Agreement to terminate at the end of that Term, the Agreement will automatically be extended by successive one year terms. Mr. Mullarkey is also entitled to receive a bonus of up to $200,000 to be awarded should certain mutually agreed upon goals and objectives be achieved. Mr. Mullarkey is also entitled to an Accelerator Bonus which is an additional bonus payable of 5% of revenue for revenue growth in excess of 20% to 40% inclusive, 7% of revenue growth in excess of 41%. EBITDA must be positive during the evaluation period. This Accelerator Bonus would be payable over a three year period, one third each year as long as Mr. Mullarkey is employed with the Company.

In addition, we granted Mr. Mullarkey an option to purchase 300,000 Common Shares at an exercise price of $2.15 per share, which options vest in three equal annual installments beginning in January 2005. Under the agreement, Mr. Mullarkey also receives a car allowance of $800 per month as well as short-term and long-term disability coverage and term life insurance coverage of $5,000,000. If we elect to terminate Mr. Mullarkey’s employment other than for “cause” (as defined in the agreement) within one year of the signing of the agreement, Mr. Mullarkey would be entitled to six months salary and benefits. If after one year of the signing of the agreement, we elect to terminate Mr. Mullarkey’s employment other than for “cause,” or do not renew his employment agreement and fail to offer him continued employment on comparable terms, Mr. Mullarkey would be entitled to 12 months’ salary and benefits. If we elect to terminate Mr. Mullarkey’s employment for “cause” at any time during the agreement, Mr. Mullarkey will continue to receive his salary and benefits until the date his employment is terminated. Should there be a change in control of the Company and Mr. Mullarkey is released for any reason save and except for cause, Workstream shall pay Mr. Mullarkey, three years’ severance. The severance amount is due and payable upon completion of the transaction and is further based on the average of the previous three years total compensation. Should Mr. Mullarkey be released for any reason except for cause, all stock options, stocks and warrants and bonuses shall vest immediately. Change in control is defined as a change in ownership of an amount greater than 50% of the total issued and outstanding shares of Workstream.

Stephen Lerch Employment Agreement. On April 4, 2005, we entered into an employment agreement with Stephen Lerch, pursuant to which Mr. Lerch was appointed as the Executive Vice President and Chief Financial Officer/Chief Operating Officer of the Company.

Mr. Lerch's employment agreement has a one-year term expiring in April 2006 that automatically renews at the end of the initial or any renewal term for an additional one-year term unless either party provides prior notice of non renewal. Mr. Lerch will earn an annual base salary of not less than $200,000 and will also be entitled to a bonus of $200,000 based on mutually agreed objectives being achieved. However, in no event shall such bonus be less than 25% of the entitled amount paid on a quarterly basis. Mr. Lerch also receives a car allowance of $500 per month. In addition, we granted Mr. Lerch an option to purchase 100,000 Common Shares at an exercise price of $4.02 per share, the closing price of the shares on April 4, 2005, in accordance with the terms and conditions of our 2002 Amended and Restated Stock Option Plan, as Amended. We also granted Mr. Lerch 50,000 Restricted Stock Units that vest one third per year over a three-year period beginning on the first anniversary of the grant. If we elect to terminate Mr. Lerch’s employment other than for “cause”, Mr. Lerch would be entitled to a payment equal to six months’ salary and benefits.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT RELATED STOCKHOLDER MATTERS

Security Ownership of Principal Shareholders

The following table sets forth as of September 25, 2006 certain information with respect to the beneficial ownership of each person whom we knew to be the beneficial owner of more than 5% of our Common Shares.

	Common Shares
Name and Address of Beneficial Owner	Number of Shares (1)	Percent

Janus Capital Corporation 100 Fillmore Street, Suite 400 Denver, CO 80206	5,275,282	10.35%
William Blair & Company 222 West Adams Street Chicago, IL 60606	5,016,812	9.84%
Coghill Capital Management LLC One North Wacker Drive, Suite 4350 Chicago, IL 60606	4,850,237	9.52%
Magnetar Capital LLC 1603 Orrington Avenue, 13th floor Evanston, IL 60201	4,901,901	9.62%
Michael Mullarkey c/o Workstream Inc. 495 March Road, Suite 300 Ottawa, Ontario, K2K 3G1	4,637,000	9.03%
Harris Investment Management 190 South LaSalle Street, 4th Floor Chicago, IL 60603	3,925,000	7.70%

(1)	With respect to each shareholder, includes any shares issuable upon exercise of options or warrants held by such shareholder that are or will become exercisable within 60 days of September 25, 2006.

Security Ownership of Management

The following table sets forth as of September 25, 2006 certain information with respect to the beneficial ownership of (i) each director, (ii) each nominee for election to the board of directors, (iii) our chief executive officer and each other executive officer who earned more than $100,000 during fiscal year 2006 (collectively, the “Named Executive Officers”) and (iv) all the directors and executive officers as a group.

Name of Beneficial Owner	Number of Shares(1)	Percent of Class

Michael Mullarkey	4,637,000 (2)	9.03%
Michael A. Gerrior	83,667 (3) (4)	*
Thomas Danis	66,667 (4) (5)	*
Arthur Halloran	56,667 (4) (6)	*
John Oltman	26,667 (4) (7)	*
Mitch Tuchman	67,667 (4) (7)	*
Steve Singh	26,667 (4) (7)	*
Stephen Lerch	118,333 (8) (9)	*
All executive officers and directors as a group (8 persons)	5,083,335 (10) (11)	9.83%

* Less than 1%

(1)	With respect to each shareholder, includes any shares issuable upon exercise of options held by such shareholder that are or will become exercisable within 60 days of September 25, 2006.
(2)	Includes 400,000 Common Shares issuable upon the exercise of stock options.
(3)	Includes 29,667 Common Shares issuable upon the exercise of stock options.
(4)	Includes 20,000 Common Shares issuable upon the vesting of restricted stock units.
(5)	Includes 46,667 Common Shares issuable upon the exercise of stock options.
(6)	Includes 26,667 Common Shares issuable upon the exercise of stock options.
(7)	Includes 6,667 Common Shares issuable upon the exercise of stock options.
(8)	Includes 33,333 Common Shares issuable upon the exercise of stock options.
(9)	Includes 50,000 Common Shares issuable upon the vesting of restricted stock units.
(10)	Includes 556,333 Common Shares issuable upon the exercise of stock options.
(11)	Includes 170,000 Common Shares issuable upon the vesting of restricted stock units.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Michael Gerrior, a member of our Board of Directors, is a partner in the law firm of Perley-Robertson, Hill & McDougall, LLP, which provides ongoing legal services to us.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The fees for all services provided by our independent auditors to us during fiscal year 2006 and fiscal 2005 are as follows:

	Fiscal Year 2005	Fiscal Year 2006
Audit Fees	$318,054 CDN	$368,282 CDN
Audit Related Fees	$28,500 CDN	$--
Tax Fees	$319,725 CDN	$25,149 CDN
All Other Fees	$--	$1,500 U.S.

Audit Fees

Audit fees include fees billed by PricewaterhouseCoopers LLP for services rendered in connection with the audit of our annual financial statements and for the reviews of our quarterly financial statements and for audit of our internal control over financial reporting.

Audit-Related Fees

Audit-related fees were incurred in connection with work performed with respect to audits and reviews of acquired entities and registration statements and other filings with the Securities and Exchange Commission. All of these fees were pre-approved by the Audit Committee.

Tax Fees

Tax fees relate to tax consultation and compliance services, and work performed with respect to registration statements and other filings with the Securities and Exchange Commission. All of these fees were pre-approved by the Audit Committee.

All Other Fees

Other fees include fees paid to PricewaterhouseCoopers LLP for accounting-related research software.

Audit Committee Pre-Approval Policies and Procedures

Section 10A(i)(1) of the Exchange Act and related SEC rules require that all auditing and permissible non-audit services to be performed by the Company's principal accountants be approved in advance by the Audit Committee of the Board of Directors. Pursuant to Section 10A(i)(3) of the Exchange Act and related SEC rules, the Audit Committee has established procedures by which the Chairman of the Audit Committee may pre-approve such services provided that the pre-approval is detailed as to the particular service or category of services to be rendered and the Chairman reports the details of the services to the full Audit Committee at its next regularly scheduled meeting.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WORKSTREAM INC.

By:	/s/ Michael Mullarkey
Michael Mullarkey,
Chairman of the Board and Chief Executive Officer

Dated: September 28, 2006

EXHIBIT INDEX

Exhibit No.	Description

31.1	Certification of Michael Mullarkey pursuant to Rule 13a-14(a)/15d-14(a).

31.2	Certification of Stephen Lerch pursuant to Rule 13a-14(a)/15d-14(a).

32.1	Certification of Michael Mullarkey pursuant to 18 U.S.C. Section 1350.

32.2	Certification of Stephen Lerch pursuant to 18 U.S.C. Section 1350.