Form 10-Q
period 2006-08-31
WORKSTREAM INC
filed 2006-10-16
CIK 1095266

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended August 31, 2006 OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _____________________ to _____________________
Commission file number 001-15503
WORKSTREAM INC.
(Exact name of Registrant as specified in its charter)

Canada	N/A
(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification No.)

495 March Road, Suite 300, Ottawa, Ontario	K2K 3G1
(Address of Principal Executive Offices)	(Zip Code)

(613) 270-0619
(Registrant’s Telephone Number, Including Area Code)
_________________________________________________________________ (Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report)

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

As of October 5, 2006, there were 50,960,845 common shares, no par value, outstanding, excluding 108,304 common shares held in escrow.

WORKSTREAM INC.

TABLE OF CONTENTS
			Page No.
Part I.	Financial Information

	Item 1.	Unaudited Consolidated Financial Statements

		Consolidated Balance Sheets as of August 31, 2006 and May 31, 2006	2

		Unaudited Consolidated Statements of Operations for the Three Months ended August 31, 2006 and 2005	3

		Unaudited Consolidated Statements of Cash Flows for the Three Months ended August 31, 2006 and 2005	4

		Notes to Unaudited Consolidated Financial Statements	5

	Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	21

	Item 3.	Quantitative and Qualitative Disclosures About Market Risk	28

	Item 4.	Controls and Procedures	28

Part II.	Other Information

	Item 1.	Legal Proceedings	29

	Item 1A.	Risk Factors	30

	Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	31

	Item 6.	Exhibits	31

	Signatures

	Exhibit 31.1

	Exhibit 31.2

	Exhibit 32.1

	Exhibit 32.2

PART I. - FINANCIAL INFORMATION
ITEM 1 - UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

WORKSTREAM INC.
CONSOLIDATED BALANCE SHEETS

	August 31, 2006	May 31, 2006
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$2,468,306	$4,577,040
Restricted cash	2,912,368	3,095,348
Short-term investments	273,086	302,197
Accounts receivable, net	3,342,524	3,100,779
Prepaid expenses and other assets	508,552	527,876
Total current assets	9,504,836	11,603,240
Property and equipment, net	1,610,072	1,789,739
Other assets	85,123	87,468
Acquired intangible assets, net	6,631,025	8,067,423
Goodwill	44,721,859	44,721,859

TOTAL ASSETS	$62,552,915	$66,269,729

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,980,244	$2,476,980
Accrued liabilities	1,941,223	2,345,878
Line of credit	2,513,801	2,537,246
Accrued compensation	1,240,407	1,073,239
Notes payable	558,776	558,776
Current portion of long-term obligations	297,493	337,517
Deferred revenue	3,293,506	3,360,766
Total current liabilities	11,825,450	12,690,402
Long-term obligations	219,480	288,269
Deferred revenue	172,553	268,727
Total liabilities	12,217,483	13,247,398

Commitments and contingencies	-	-

STOCKHOLDERS’ EQUITY
Common stock, no par value: 50,960,845 and 50,960,845
shares issued and outstanding, respectively	111,991,328	111,991,328
Additional paid-in capital	7,739,747	7,547,393
Accumulated other comprehensive loss	(861,258)	(871,781)
Accumulated deficit	(68,534,385)	(65,644,609)
Total stockholders’ equity	50,335,432	53,022,331

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$62,552,915	$66,269,729

See accompanying notes to these consolidated financial statements.

WORKSTREAM INC.
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months ended August 31,
	2006	2005

Revenues:
Software	$2,426,753	$2,438,912
Professional services	1,023,009	583,599
Rewards and discount products	1,358,782	1,513,894
Career services	2,118,552	1,805,721
Revenues, net	6,927,096	6,342,126
Cost of revenues:
Rewards and discount products	1,089,537	1,126,460
Other	703,084	930,822
Cost of revenues (exclusive of amortization and depreciation expense noted below)	1,792,621	2,057,282

Gross profit	5,134,475	4,284,844

Operating expenses:
Selling and marketing	1,847,424	1,379,499
General and administrative	3,520,646	3,565,160
Research and development	1,038,215	1,313,926
Amortization and depreciation	1,643,924	1,891,324
Total operating expenses	8,050,209	8,149,909

Operating loss	(2,915,734)	(3,865,065)

Interest and other income	125,369	73,143
Interest and other expense	(52,213)	(31,025)
Other income, net	73,156	42,118

Loss before income tax	(2,842,578)	(3,822,947)
Current income tax expense	(47,198)	(15,204)

NET LOSS	$(2,889,776)	$(3,838,151)

Weighted average number of
common shares outstanding	50,960,845	49,130,310

Basic and diluted net loss per share	$(0.06)	$(0.08)

See accompanying notes to these consolidated financial statements.

WORKSTREAM INC.
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months ended August 31,
	2006	2005
Cash provided by (used in) operating activities:
Net loss for the period	$(2,889,776)	$(3,838,151)
Adjustments to reconcile net loss to net cash used in
operating activities:
Amortization and depreciation	1,643,924	1,891,324
Provision for bad debt	100,889	72,432
Non-cash compensation	192,354	-
Non-cash payment to consultants	-	40,779
Change in long-term portion of deferred revenue	(96,174)	-
Net change in operating components of working capital:
Accounts receivable	(343,116)	283,228
Prepaid expenses and other assets	21,817	(73,940)
Accounts payable and accrued expenses	(746,308)	89,399
Deferred revenue	(66,251)	179,856
Net cash used in operating activities	(2,182,641)	(1,355,073)

Cash provided by (used in) investing activities:
Purchase of property and equipment	(33,817)	(230,833)
Decrease in restricted cash	171,533	239,646
Sale of short-term investments	28,577	39,966
Net cash provided by investing activities	166,293	48,779

Cash provided by (used in) financing activities:
Repayment of long-term obligations	(92,220)	(1,519,698)
Line of credit, net activity	(14,524)	(195,802)
Proceeds from exercise of options and warrants	-	10,836
Net cash used in financing activities	(106,744)	(1,704,664)

Effect of exchange rate changes on cash and cash equivalents	14,358	28,137

Net decrease in cash and cash equivalents	(2,108,734)	(2,982,821)
Cash and cash equivalents, beginning of period	4,577,040	11,811,611

Cash and cash equivalents, end of period	$2,468,306	$8,828,790

See accompanying notes to these consolidated financial statements.

WORKSTREAM INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Description of Company and Significant Accounting Policies

Description of the Company

Workstream Inc. (“Workstream” or the “Company”), is a provider of services and software for Human Capital Management (“HCM”). HCM is the process by which companies recruit, train, evaluate, motivate and retain their employees. Workstream offers software and services that address the needs of companies to more effectively manage their human capital management function. Workstream has two distinct reporting units: Enterprise Workforce Services and Career Networks. The Enterprise Workforce Services segment offers a suite of HCM software solutions, which includes recruitment, benefits administration and enrollment, performance management, development, succession planning, compensation management and employee awards and discounts programs. The Career Networks segment offers recruitment research, resume management and career transition services. In addition, Career Networks provides services through a web-site where job-seeking senior executives can search job databases and post their resumes, and companies and recruiters can post position openings and search for qualified senior executive candidates. Workstream conducts its business primarily in the United States and Canada.

Unaudited Interim Financial Information

The accompanying consolidated balance sheet as of August 31, 2006, the consolidated statements of operations for the three months ended August 31, 2006 and 2005, and the consolidated statements of cash flows for the three months ended August 31, 2006 and 2005 are unaudited but include all adjustments (consisting of normal recurring adjustments) that are, in the opinion of management, necessary for a fair presentation of our financial position at such dates and our results of operations and cash flows for the periods then ended, in conformity with accounting principles generally accepted in the United States (“GAAP”). The consolidated balance sheet as of May 31, 2006 has been derived from the audited consolidated financial statements at that date but, in accordance with the rules and regulations of the United States Securities and Exchange Commission (“SEC”), does not include all of the information and notes required by GAAP for complete financial statements. Operating results for the three months ended August 31, 2006 are not necessarily indicative of results that may be expected for the entire fiscal year. The financial statements should be read in conjunction with the financial statements and notes for the fiscal year ended May 31, 2006 included in the Company’s Form 10-K filed with the SEC on July 28, 2006.

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

Restricted Cash

Restricted cash consists of short-term investment balances used to collateralize the outstanding line of credit and term loan balances as well as certain lease agreements. The line of credit, term loan and leases form part of current operations, and, accordingly, the restricted cash is classified as a current asset.

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

Leasehold Inducements

Leasehold inducements, which are included in long-term obligations in the accompanying balance sheet, are amortized over the term of the leases as a reduction in rent expense.

Goodwill and Acquired Intangible Assets

Management assesses goodwill related to reporting units for impairment at least annually and writes down the carrying amount of goodwill as required. The Company estimates the fair value of each reporting unit by preparing a discounted cash flow model. An impairment charge is recorded if the implied fair value of goodwill of a reporting unit is less than the book value of goodwill for that unit. Goodwill is tested for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount.

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

One of the software applications offered by the Company allows companies to offer rewards and benefits (discounted goods and tickets) in an effort to promote their employee retention. The Company generates subscription revenues from the customer company. In addition, the Company generates revenue from the sale of products and tickets to the customers’ employees through a website. The Company recognizes revenue when all of the revenue recognition criteria are met, which is typically when the goods are shipped and title has transferred.

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

Deferred Revenue

As described in the Revenue Recognition policy, the Company defers certain revenue received and recognizes it ratably over the applicable service period. If the revenue is expected to be recognized within the following twelve months, it is classified as a current liability on the consolidated balance sheet.

Stock-Based Compensation

The Company grants stock options and restricted stock units to employees, directors and consultants under the 2002 Amended and Restated Stock Option Plan (the “Plan”), which was most recently amended in October 2004. On June 1, 2006, the Company adopted the provisions of SFAS 123R, Share-based Payment, (“SFAS 123R”) requiring it to recognize expense related to the fair value of stock-based compensation awards. Management elected the modified prospective transition method as permitted by SFAS 123R. Under this transition method, stock-based compensation expense for the three months ended August 31, 2006 includes compensation expense for the stock-based compensation awards granted prior to, but not yet vested as of June 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123, and compensation expense for all stock-based compensation awards granted subsequent to June 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS 123R.

Prior to June 1, 2006, the Company accounted for stock-based employee compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”) as opposed to the fair value method allowed by SFAS 123, Accounting for Stock-Based Compensation, (“SFAS 123”) as amended. Accordingly, no stock-based compensation is reflected in the statement of operations for the three months ended August 31, 2005, as all options granted under the Plan had exercise prices equal to the fair market value of the underlying common stock on the date of the grant.

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

Foreign Currency Translation

These consolidated financial statements are presented in U.S. dollars. The parent company is located in Canada, and the functional currency of the parent company is the Canadian dollar. The Company’s subsidiaries use their local currency, which is the U.S. dollar, as their functional currency. Adjustments resulting from translating foreign functional currency financial statements into U.S. dollars are recorded as a separate component of stockholders’ equity. All assets and liabilities denominated in a foreign currency are translated into U.S. dollars at the exchange rate on the balance sheet date. Revenues and expenses are translated at the average exchange rate during the period. Equity transactions are translated using historical exchange rates. Foreign currency transaction gains and losses are included in net loss for the period and have not been material during the period ended August 31, 2006.

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

Management Assessment of Liquidity

The Company has grown primarily through acquisition over the past five years and has incurred operating losses throughout the period. For fiscal year 2006, the Company had a net loss of approximately $13 million, including $6.7 million in depreciation and amortization, used approximately $4.9 million in cash in operations, and had a working capital deficit of $1.1 million. During fiscal 2006, management focused on integrating the various acquired technologies on to a common platform while simultaneously endeavoring to rationalize operating expenses to more closely align with current levels of revenue. The result was a series of product releases during the year that enhanced the product offering, increased revenue and margins and reduced operating expenses.

The Company’s 2007 budget assumes that, among other things, a reduced level of investment in product and research and development spending, increased revenue from both operating segments, an overall lower level of recurring operating expenses compared to the prior year and a net positive cash flow yield from operations for the year. Management believes that these measures should enable the Company to generate cash flow from operations, but if these measures fall short, management will consider additional cost savings measures, including cutting back new product development initiatives and further reducing general and administrative expenses. In order to avoid additional concerns about cash constraints in the near term, the Company consummated a loan transaction in October 2006 that will provide additional available cash (see Note 10).

In April of 2006, the Company engaged an investment banker to assist in evaluating strategic alternatives, including the raising of capital. The Company continues to explore various alternatives.

Recent Accounting Pronouncements

In June 2005, the FASB issued SFAS 154, Accounting Changes and Error Corrections, which replaces APB Opinion 20, Accounting Changes, and SFAS 3, Reporting Accounting Changes in Interim Financial Statements - An Amendment of APB Opinion No. 28. SFAS 154 provides guidance on the accounting for and reporting of accounting changes and error corrections. It establishes retrospective application, or the earliest practicable date, as the required method for reporting a change in accounting principle and restatement with respect to the reporting of a correction of an error. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company adopted SFAS 154 in the first quarter of fiscal 2007. As there were no accounting changes or error corrections for the period ended August 31, 2006, the adoption had no material impact on our results of operations or financial condition.

The FASB issued Interpretation No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes, which clarifies the accounting for uncertainty in income taxes recognized in the financial statements in accordance with FASB Statement 109, Accounting for Income Taxes. FIN 48 provides guidance on the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting for interim periods, disclosures, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006 and is required to be adopted by the Company in the first quarter of fiscal 2008. Management is currently evaluating the effect of FIN48.

Note 2. Allowance for Doubtful Accounts

The following presents the details of the change in the allowance for doubtful accounts:

	Three Months ended August 31, 2006	Year ended May 31, 2006

Balance at beginning of the period	$625,361	$495,402
Charged to bad debt expense	100,889	159,704
Write-offs and effect of exchange rate changes	(25)	(29,745)
Balance at end of the period	$726,225	$625,361

The Company uses historical experience and knowledge of and experience with specific customers in order to assess the adequacy of the allowance for doubtful accounts. Any adjustments to this account are reflected in the statement of operations as a general and administrative expense.

Note 3. Acquired Intangible Assets

 Acquired intangible assets consist of the following:

	August 31, 2006		May 31, 2006
	Cost	Accumulated Amortization	Cost	Accumulated Amortization

Customer base	$8,132,722	$6,198,719	$8,132,722	$5,815,423
Acquired technologies	22,191,121	17,993,931	22,191,121	17,001,665
Intellectual property	1,322,760	822,928	1,322,760	762,092
	31,646,603	$25,015,578	31,646,603	$23,579,180
Less accumulated amortization	(25,015,578)		(23,579,180)
Net acquired intangible assets	$6,631,025		$8,067,423

Amortization expense for acquired intangible assets was $1,436,398 and $1,708,925 for the three months ended August 31, 2006 and 2005, respectively. The estimated amortization expense related to acquired intangible assets in existence as of August 31, 2006 is as follows:

Remainder of Fiscal 2007:	$4,028,435
Fiscal 2008:	2,152,615
Fiscal 2009:	428,475
Fiscal 2010:	21,500
$6,631,025

Note 4. Goodwill

The following represents the detail of the changes in the goodwill account for the year ended May 31, 2006 and the three months ended August 31, 2006:

	Enterprise
	Workforce	Career
	Services	Networks	Total
Goodwill at May 31, 2005	$29,825,840	$12,457,602	$42,283,442
Acquisitions during the year	2,441,372	-	2,441,372
Purchase price allocation adjustments made
within one year of acquisition date	(2,955)	-	(2,955)
Goodwill at May 31, 2006 and August 31, 2006	$32,264,257	$12,457,602	$44,721,859

Note 5.  Contingencies

On or about August 10, 2005, a class action lawsuit was filed against the Company, its Chief Executive Officer and its former Chief Financial Officer in the United States District Court for the Southern District of New York.  The action, brought on behalf of a purported class of purchasers of the Company’s common shares during the period from January 14, 2005 to and including April 14, 2005 (the class period), alleges, among other things, that management provided the market misleading guidance as to anticipated revenues for the quarter ended February 28, 2005, and failed to correct this guidance on a timely basis.  The action claims violations of Section 10(b) of the Securities Exchange Act of 1934 (the “Exchange Act”) and Rule 10b-5 promulgated thereunder, as well as Section 20(a) of the Exchange Act, and seeks compensatory damages in an unspecified amount as well as the award of reasonable costs and expenses, including counsel and expert fees and costs.  In December 2005, the plaintiffs filed an amended complaint which added additional plaintiffs and sought to elaborate on the allegations contained in the complaint. The defendant’s counsel filed a motion to dismiss the complaint, which was denied. Plaintiffs have moved to confirm a class of purchasers of the Company’s shares during the class period. Briefing on that motion is expected to conclude in the fall of 2006. Discovery remains in the early stages, and the Company intends to defend the action vigorously. We expect the trial to occur in or about late 2007.

On September 27, 2006, an investor filed a complaint against the Company and its Chief Executive Officer in the United States District Court for the Southern District of New York alleging a violation of Section 10b-5 of the Securities Exchange Act of 1934 and a claim under New York common law for fraudulent and negligent misrepresentations in connection with the investor’s purchase of common shares and warrants in a private placement. The case remains in its earliest stages. Management of the Company is reviewing the complaint and has not yet filed an answer to the complaint.

The Company is subject to other legal proceedings and claims which arise in the ordinary course of business. The Company does not believe that the resolution of such actions will materially affect the Company’s business, results of operations or financial condition.

Note 6. Comprehensive Loss

Components of comprehensive loss were as follows:

	Three Months ended August 31,
	2006	2005
Net loss for the period	$(2,889,776)	$(3,838,151)
Other comprehensive income:
Cumulative translation adjustment (net of tax of $0)	10,523	37,276

Comprehensive loss for the period	$(2,879,253)	$(3,800,875)

Note 7.   Stock-Based Compensation

The Company has granted stock options to employees, directors and consultants under the 2002 Amended and Restated Stock Option Plan (the “Plan”), which was most recently amended in October 2004. Under the Plan, as amended, the Company authorizes the issuance of up to 4,000,000 shares of common stock upon the exercise of stock options. In addition, the Plan reserves 1,000,000 shares of common stock for issuance of restricted share grants. The Compensation Committee of the Board of Directors administers the Plan. Under the terms of the Plan, the exercise price of the options shall not be lower than the fair market value of the common stock on the date of the grant. Options to purchase shares of common stock generally vest ratably over a period of three years and expire five years from the date of grant.

On June 1, 2006, the Company adopted the provisions of SFAS 123R, which requires it to recognize expense related to the fair value of stock-based compensation awards. Management elected to use the modified prospective transition method as permitted by SFAS 123R and, therefore, the financial results for prior periods have not been restated. Under this transition method, stock-based compensation expense for the three months ended August 31, 2006 includes compensation expense for all stock-based compensation awards granted prior to, but not vested as of June 1, 2006, based upon the grant date fair value estimated in accordance with the original provisions of SFAS 123. Stock-based compensation expense for all stock-based compensation awards granted on or subsequent to June 1, 2006 was based on the grant date fair value estimated in accordance with the provisions of SFAS 123R. Compensation expense for stock option awards is recognized on a straight-line basis over the requisite service period of the award.

The Company recognized $155,829 of stock-based compensation expense resulting from stock options in the consolidated statement of operations for the three months ended August 31, 2006.

Cash proceeds from the exercise of stock options were $0 and $10,836 for the three months ended August 31, 2006 and 2005, respectively.

Prior to the adoption of SFAS 123R, the Company accounted for the stock option plan using the intrinsic value method of accounting as defined by APB 25 and related interpretations. Under this method, no stock-based compensation expense is reflected in the results of operations for the three months ended August 31, 2005, as all options granted under the Plan had exercise prices equal to the fair market value of the underlying common stock on the date of the grant.

The following reflects the impact of SFAS 123 on results of operations if the Company had recorded additional compensation expense relating to the employee stock options:

August 31, 2005

Net loss, as reported	$(3,838,151)
Deduct: total stock-based compensation expense determined under fair value based method for all awards	(221,170)
Net loss, pro forma	$(4,059,321)
Weighted average common shares outstanding during the period	49,193,310

Basic and diluted loss per share:
As reported	$(0.08)
Pro forma	$(0.08)

The fair value of options granted was estimated at the date of grant using the Black Scholes option-pricing model with the following assumptions:

	Three Months ended August 31,
	2006	2005

Weighted-average risk free interest rates	5.03%	3.68%
Expected dividend yield	0%	0%
Weighted-average expected volatility	72%	72%
Expected life (in years)	3.5	3.5

The computation of the expected volatility for the three months ended August 31, 2006 is based upon historical implied volatility. The computation of expected life is based on historical exercise patterns and management’s estimates of future behavior. The interest rate for periods within the contractual life of the award is based on the U.S. Treasury yield curve in effect at the time of the grant.

Stock option activity and related information is summarized as follows:

	Number of Options	Weighted Average Exercise Price	Weighted Average Fair Value	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value

Balance outstanding - May 31, 2005	2,254,085	$2.29
Granted	818,450	1.57	$0.93
Exercised	(104,740)	0.99
Forfeited	(768,892)	2.22
Balance outstanding - May 31, 2006	2,198,903	2.11
Granted	1,394,000	1.31	$0.71
Forfeited	(536,993)	2.28
Balance outstanding - August 31, 2006	3,055,910	$1.72		$3.85	$482,188
Exercisable - August 31, 2006	772,575	$1.87		$2.24	$177,827

The aggregate intrinsic value in the table above represents total intrinsic value, which is the difference between the Company’s closing stock price on the last trading day of the first quarter of fiscal 2007 and the exercise price times the number of shares, that would have been received by the option holders had the option holders exercised their options on August 31, 2006.

As of August 31, 2006, $1,778,000 of total unrecognized compensation costs related to non-vested stock options is expected to be recognized over the weighted average period of 2.3 years.

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

Business Segments

	Enterprise
	Workforce	Career
	Services	Networks	Total

Three Months ended August 31, 2006

Software	$2,426,753	$-	$2,426,753
Professional services	1,023,009	-	1,023,009
Rewards and discount products	1,358,782	-	1,358,782
Career services	-	2,118,552	2,118,552
Revenue, net	4,808,544	2,118,552	6,927,096
Cost of revenues, rewards and discount products	1,089,537	-	1,089,537
Cost of revenues, other	540,990	162,094	703,084
Gross profit	3,178,017	1,956,458	5,134,475
Expenses	4,327,781	2,078,504	6,406,285
Amortization and depreciation	1,610,240	33,684	1,643,924
Business segment loss	$(2,760,004)	$(155,730)	(2,915,734)
Other income and impact of
income taxes			25,958
Net loss			$(2,889,776)

	Enterprise
	Workforce	Career
	Services	Networks	Total
As at August 31, 2006
Business segment assets	$5,172,332	$373,938	$5,546,270
Intangible assets	6,629,834	1,191	6,631,025
Goodwill	32,264,257	12,457,602	44,721,859
	$44,066,423	$12,832,731	56,899,154
Assets not allocated to business segments			5,653,761

Total assets			$62,552,915

	Enterprise
	Workforce	Career
	Services	Networks	Total

Three Months ended August 31, 2005

Software	$2,438,912	$-	$2,438,912
Professional services	583,599	-	583,599
Rewards and discount products	1,513,894	-	1,513,894
Career services	-	1,805,721	1,805,721
Revenue, net	4,536,405	1,805,721	6,342,126
Cost of revenues, rewards and discount products	1,126,460	-	1,126,460
Cost of revenues, other	757,644	173,178	930,822
Gross profit	2,652,301	1,632,543	4,284,844
Expenses	4,418,893	1,839,692	6,258,585
Amortization and depreciation	1,853,804	37,520	1,891,324
Business segment loss	$(3,620,396)	$(244,669)	(3,865,065)
Other income and impact of
income taxes			26,914
Net loss			$(3,838,151)

	Enterprise
	Workforce	Career
	Services	Networks	Total
As at May 31, 2006
Business segment assets	$4,829,600	$676,262	$5,505,862
Intangible assets	8,052,062	15,361	8,067,423
Goodwill	32,264,257	12,457,602	44,721,859
	$45,145,919	$13,149,225	58,295,144
Assets not allocated to business segments			7,974,585
Total assets			$66,269,729

Geographic

	Canada	United States	Total

Three Months ended August 31, 2006
Revenue	$437,596	$6,489,500	$6,927,096
Expenses	1,113,112	8,729,718	9,842,830
Geographical loss	$(675,516)	$(2,240,218)	(2,915,734)
Other expenses and impact of
income taxes			25,958
Net loss			$(2,889,776)

	Canada	United States	Total
As at August 31, 2006
Long-lived assets	$1,101,777	$51,946,302	$53,048,079
Other assets			9,504,836
Total assets			$62,552,915

	Canada	United States	Total

Three Months ended August 31, 2005
Revenue	$567,694	$5,774,432	$6,342,126
Expenses	1,143,192	9,063,999	10,207,191
Geographical loss	$(575,498)	$(3,289,567)	(3,865,065)
Other income and impact of
income taxes			26,914
Net loss			$(3,838,151)

	Canada	United States	Total
As at May 31, 2006
Long-lived assets	$1,233,363	$53,433,126	$54,666,489
Current assets			11,603,240
Total assets			$66,269,729

Note 9. Net Income (Loss) per Share

Because the Company reported a net loss during the three-month periods ended August 31, 2006 and 2005, the Company excluded the impact of its common stock equivalents in the computation of dilutive earnings per share for these periods, as their effect would be anti-dilutive. The following outstanding instruments could potentially dilute basic earnings per share in the future:

August 31, 2006
Stock options	3,055,910
Restricted stock units	220,000
Escrowed shares	108,304
Warrants	3,387,500
Potential increase in number of shares from dilutive instruments	6,771,714

In addition to the above, up to an additional $1,000,000 in common shares could be issued to the owners of Exxceed Inc. if certain financial milestones are achieved within 12 months of the acquisition date.

Note 10. Subsequent Event

On October 12, 2006, the Company consummated a loan transaction pursuant to which it borrowed $15,000,000. Under the terms of the loan agreement, interest on the loan is due monthly at a rate of prime plus 2.5% per annum for the initial 180 days and at a rate of prime plus 3.5% per annum for the remainder of the loan. The term of the loan is for 545 days and may be prepaid at the option of the Company. Upon repayment of the loan for any reason, the Company will be required to pay to the lender an additional payment such that the lender receives an internal rate of return of 30% per annum during the initial 180 days of the loan and 40% per annum during the remainder of the term of the loan. The loan agreement contains various financial covenants that will require the Company to maintain at all times at least $15,000,000 of qualified accounts receivable and cash and to maintain cash of at least $10,000,000.

In connection with loan, the Company issued the lender a warrant to purchase 2,750,000 shares of its common shares at an exercise price of $.01 per share, giving rise to an original issue discount on the loan. The shares issuable upon exercise of the warrants are required to be registered for resale within 120 days of the closing date of the loan, or the Company will be subject to certain financial penalties.

On October 10, 2006, the Company liquidated certain short-term investments and used the funds to pay off the then outstanding balance of its line of credit and term loan.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD LOOKING STATEMENTS

Certain statements discussed in Item 2 (Management’s Discussion and Analysis of Financial Condition and Results of Operations), and Item 3 (Quantitative and Qualitative Disclosures About Market Risk) and elsewhere in this Form 10-Q constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements concerning management’s expectations, strategic objectives, business prospects, anticipated economic performance and financial condition and other similar matters involve known and unknown risks, uncertainties and other important factors that could cause the actual results, performance or achievements of results to differ materially from any future results, performance or achievements discussed or implied by such forward-looking statements. Such risks, uncertainties and other important factors are described in Items 1A (Risk Factors) and 7 (Management’s Discussion and Analysis of Financial Condition and Results of Operations) of the Company’s Form 10-K for the fiscal year ended May 31, 2006 and in Item 1A of Part II hereunder. The words “estimate,” “project,” “intend,” “believe,” “plan” and similar expressions are intended to identify forward-looking statements. Forward-looking statements speak only as of the date of the document in which they are made. The Company disclaims any obligation or undertaking to provide any updates or revisions to any forward-looking statement to reflect any change in the Company’s expectations or any change in events, conditions or circumstances on which the forward-looking statement is based.

The following discussion and analysis should be read in conjunction with our unaudited consolidated financial statements and accompanying notes for the three-month period ended August 31, 2006. All figures are in United States dollars, except as otherwise noted.

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

Our business has changed significantly since fiscal 2002. From fiscal 2002 through fiscal 2006, we completed the acquisition of seventeen businesses. These acquisitions have enabled us to expand and enhance our HCM software, increase our service offerings and increase our revenue streams. Subsequent to the acquisitions, we have concentrated on integrating the acquired entities, expanding the reach of the existing business and identifying other potential acquisition targets. When we complete an acquisition, we combine the business of the acquired entity into the Company’s existing operations. We expect that this will significantly reduce the administrative expenses associated with the business prior to the acquisition. The acquired business is not maintained as a standalone business operation. Therefore, we do not separately account for the acquired business, including its profitability. Rather, it is included in one of our two business segments and is evaluated as part of the entire segment.

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

Goodwill is assessed for impairment on an annual basis in the fourth fiscal quarter or more frequently if circumstances warrant. We assess goodwill related to reporting units for impairment and write down the carrying amount of goodwill as required. We have two distinct reporting units: Enterprise Workforce Services and Career Networks. Each reporting unit represents a distinct business unit that offers different products and services. Management monitors each unit separately. Enterprise Workforce Services, which includes revenue from software and related services, is a developing business unit, whereas Career Networks is a more established business unit. We estimate the fair value of each business unit by preparing a discounted cash flow model, using a 15% discount rate. The model is prepared by projecting results for five years making different assumptions for each reporting unit. For the calculation done at the end of fiscal 2006, we estimated that individual reporting unit annual revenue growth rates would range from 6% to 27%, that gross profit would increase slightly, and that operating expenses would increase but would decrease as a percentage of revenues. We estimated the terminal rate as a multiple of revenue after the fifth year to be between 1.5 and 3.0. An impairment charge is recorded if the implied fair value of goodwill of a reporting unit is less than the book value of goodwill for that unit. Changes in the discount rate used, or in other assumptions in the model, would result in wide fluctuations in the value of goodwill that is supported. Any such changes may result in additional impairment write-downs.

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

REVENUES

Consolidated revenues were $6,927,096 for first quarter 2007 compared to $6,342,126 for first quarter 2006, an increase of $584,970 or 9%.

Enterprise Workforce Solutions revenues for first quarter 2007 were $4,808,544 compared to $4,536,405 for first quarter 2006, an increase of $272,139 or 6%. The net increase is due to: a $439,410 increase in professional services revenue offset by a $155,112 decrease in rewards and discount product revenue. Software revenue remained relatively flat at $2,426,753 for first quarter 2007 compared to $2,438,912 for first quarter 2006, a decrease of $12,159 or 0.5%. The increase in professional services revenue was due to the combination of an increase in our consultants’ utilization in first quarter 2007 and the low amounts of revenue in first quarter 2006 as we worked to finish certain fixed fee engagements assumed through acquisitions.

Career Networks revenues for first quarter 2007 were $2,118,552 compared to $1,805,721 for first quarter 2006, an increase of $312,831 or 17%. The increase was due to a $418,457 increase in career transition revenue offset by decreases in application sourcing services revenue of $71,376 and recruitment research revenue of $34,250. The increase in career transition revenue reflects the overall improvement in the business subsequent to efforts to reconfigure the sales approach during fiscal 2006. Management anticipates this trend to continue.

COST OF REVENUES AND GROSS PROFIT

Cost of revenues for first quarter 2007 was $1,792,621 compared to $2,057,282 for first quarter 2006, a decrease of $264,661 or 13%. Gross profits were $5,134,475 for first quarter 2007 or 74% of revenues compared to $4,284,844 or 68% of revenues for first quarter 2006.

Enterprise Workforce Services cost of revenues accounted for $1,630,527 of the total cost of revenues for first quarter 2007 compared to $1,884,104 for first quarter 2006, a decrease of $253,577. Enterprise Workforce Services gross profit was $3,178,017 or 66% for first quarter 2007 compared to $2,652,301 or 58% for first quarter 2006. The primary reason for the increase in the Enterprise Workforce Services gross margins was due to the increase in the gross margins for professional services work. During first quarter fiscal 2006, the Company was working to finish certain fixed fee engagements. Fixed fee engagements have traditionally had lower margins than the professional services engagements that are billed based on hours incurred. This increase in gross margins in first quarter fiscal 2007 was slightly offset by lower margins on the sale of reward and discount products as certain products with lower margins, including gift cards, have become more popular.

Career Networks cost of revenues accounted for $162,094 of the total cost of revenues for first quarter 2007 and $173,178 for first quarter 2006, a decrease of $11,084 or 6%. Career Networks gross profit was $1,956,458 or 92% of revenues for first quarter 2007 compared to $1,632,543 or 90% of revenue for first quarter 2006. The slight increase in the gross margin is due to lower costs associated with generating leads for the career transition sales as more leads are being generated internally.

SELLING AND MARKETING EXPENSE

Selling and marketing expenses were $1,847,424 for first quarter 2007 compared to $1,379,499 for first quarter 2006, an increase of $467,925 or 34%. The increase is primarily due to employee costs, including commissions, within the Career Networks segment. Since first quarter 2006, certain career transition employees’ payroll and related expenses were reclassified from administrative to sales. The expenses for the three months ended August 31, 2006 were not adjusted to reflect this change because the organizational changes were not made until after this period. Further, as revenue increased in the career transition services group, the corresponding commissions also increased.

GENERAL AND ADMINISTRATIVE EXPENSE

General and administrative expenses were $3,520,646 for first quarter 2007 compared to $3,565,160 for first quarter 2006, a decrease of $44,514 or 1%. In first quarter 2007, we adopted FAS 123R, which required us to include in compensation expense the estimated fair value of stock options granted to employees. Prior to the adoption of FAS 123R, this expense was included as a footnote disclosure only. The non-cash compensation expense associated with the adoption of FAS 123R for first quarter 2007 was $155,829. An additional $36,525 in non-cash compensation expense relating to certain restricted stock units granted to the senior executive group and the Board of Directors was also recognized in first quarter 2007. This increase in our general and administrative expense was offset by decreases in legal fees and consulting fees as management limited the usage in order to reduce costs.

RESEARCH AND DEVELOPMENT EXPENSE

Research and development costs were $1,038,215 for first quarter 2007 compared to $1,313,926 for first quarter 2006, a decrease of $275,711 or 21%. During fiscal 2006, the Company made a significant investment in further development of the software suite. Subsequent to the various acquisitions in fiscal 2004 and fiscal 2005, we continued to incur costs necessary to update the acquired technology, to standardize the software applications and to build out the platform. A significant amount of this work was performed by outside consultants. The spending on research and development was reduced in first quarter fiscal 2007, and we anticipate this reduced level of spending to continue during fiscal 2007.

AMORTIZATION AND DEPRECIATION EXPENSE

Amortization and depreciation expense was $1,643,924 for first quarter 2007 compared to $1,891,324 for first quarter 2006, a decrease of $247,400 or 13%. The decrease reflects certain acquired intangible assets becoming fully amortized. Without additional business acquisitions, the amortization expense will continue to decrease during fiscal 2007.

INTEREST INCOME AND OTHER INCOME

Interest and other income was $125,369 for first quarter 2007 compared to $73,143 for first quarter 2006, an increase of $52,226 or 71%. We recognize interest earned on our short-term investments when it is paid rather than accruing the income on a monthly basis. The increase in first quarter fiscal 2007 reflects the fact our largest short-term investment matured in June 2006, at which time the interest was paid out. In the previous fiscal year, the short-term investment matured and rolled over more frequently, and, thus, the interest was paid out in smaller amounts on a more frequent basis.

INTEREST AND OTHER EXPENSE

Interest and other expense was $52,213 for first quarter 2007 compared to $31,025 for first quarter 2006, an increase of $21,188 or 68%. Interest expense primarily includes interest on a term loan and capital leases. The Company entered into several new capital leases during fourth quarter fiscal 2006.

LIQUIDITY AND CAPITAL RESOURCES

At August 31, 2006, we maintained $2,741,392 in cash, cash equivalents and short-term investments. Working capital, which represents current assets less current liabilities, was negative $2,320,614.

At August 31, 2006, $2,912,368 of short-term investments was restricted from use in order to collateralize a line of credit, term loan and various lease arrangements. As the outstanding term loan and line of credit balances change, the restricted cash balance guaranteeing them will change accordingly. In addition, the restricted cash guaranteeing the leases will periodically decrease according to the terms of the lease agreements. On October 10, 2006, the Company liquidated certain short-term investments in order to pay off its line of credit and term loan.

For first quarter 2007, cash used in operations totaled $2,182,641, consisting primarily of the net loss for the year of $2,889,776, a decrease in working capital of $1,133,858 and a decrease in long-term deferred revenue of $96,174 offset by non-cash expenses, including amortization and depreciation of $1,643,924, provision for bad debts of $100,889, and non-cash compensation of $192,354.

Net cash provided by investing activities during first quarter 2007 was $166,293. Investing outflows consisted of $33,817 in capital expenditures offset by changes in restricted cash and short-term investments totaling $200,110.

Net cash used in financing activities was $106,744 for first quarter 2007. Outflows consisted primarily of repayments on long-term obligations of $92,220.

We have had operating losses since our inception, and during first quarter 2007, we had an operating loss of $2,915,734 and cash used in operating activities of $2,182,641. Cash, cash equivalents and short-term investments on hand at August 31, 2006 totaled $2,741,392.

On October 12, 2006, the Company consummated a loan transaction pursuant to which it borrowed $15,000,000. Under the terms of the loan agreement, interest on the loan is due monthly at a rate of prime plus 2.5% per annum for the initial 180 days and at a rate of prime plus 3.5% per annum for the remainder of the loan. The term of the loan is for 545 days and may be prepaid at the option of the Company. Upon repayment of the loan for any reason, the Company will be required to pay to the lender an additional payment such that the lender receives an internal rate of return of 30% per annum during the initial 180 days of the loan and 40% per annum during the remainder of the term of the loan. The loan agreement contains various financial covenants that will require the Company to maintain at all times at least $15,000,000 of qualified accounts receivable and cash and to maintain cash of at least $10,000,000.

In connection with the loan, the Company issued the lender a warrant to purchase 2,750,000 shares of its common shares at an exercise price of $.01 per share, giving rise to an original issue discount on the loan. The shares issuable upon exercise of the warrants are required to be registered for resale within 120 days of the closing date of the loan, or the Company will be subject to certain financial penalties.

The Company’s 2007 budget assumes reduced levels of investment in product and research and development spending, increased revenue from both operating segments, an overall lower level of recurring operating expenses and a net positive cash flow yield from operations for the fiscal year. Management believes that these measures should enable the Company to generate cash flow from operations, but if these measures fall short, management will consider additional cost savings measures, including cutting back new product development initiatives and further reducing general and administrative expenses.

In order to avoid immediate concerns about cash constraints, the Company considered various fund-raising alternatives, including both equity and debt options. Management determined that the loan transaction previously described was the best solution in the short-term. This determination considered both the cash costs, primarily the interest expense and the guaranteed rate of return due the lender upon repayment, as well as the potential dilutive impact to stockholders. The financing provides additional cash reserves and is also intended to alleviate existing and/or potential concerns about the Company’s financial condition. The Company continues to explore various longer term capital alternatives.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are primarily exposed to market risks associated with fluctuations in interest rates and foreign currency exchange rates.

INTEREST RATE RISKS

Our exposure to interest rate fluctuations relates primarily to our short-term investment portfolio and our bank loans. We invest our surplus cash in an investment trust established by a Canadian chartered bank. The investment trust holds various short-term, low-risk instruments, and can be withdrawn without penalty at any time. The interest income from these investments is subject to interest rate fluctuations, which we believe will not have a material impact on our financial position.

We have established a CDN $3,000,000 line of credit with a Canadian bank which bears interest at the bank’s prime rate plus 1%. We have drawn CDN $2,778,504 on this facility as of August 31, 2006. We can draw an additional CDN $221,496 before additional collateral would be required. We also have a term loan with the bank in the amount of CDN $29,997 as of August 31, 2006. The term loan bears interest at the bank’s prime rate plus 2%. Additionally, we have two letters of credit used as collateral on leased facilities in the amounts of $71,676 and CDN $400,000.

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

The impact on net interest income of a 100 basis point adverse change in interest rates for the three-month period ended August 31, 2006 would have been approximately $25,000.

FOREIGN CURRENCY RISK

We have monetary assets and liabilities denominated in Canadian dollars. As a result, fluctuations in the exchange rate of the Canadian dollar against the U.S. dollar will impact our reported net asset position and net income or loss. A 10% change in foreign exchange rates would result in a change in our reported net asset position of approximately $60,000, and a change in the reported net loss for the period ended August 31, 2006 of approximately $65,000.

We are primarily exposed to market risks associated with fluctuations in interest rates and foreign currency exchange rates.

ITEM 4. CONTROLS AND PROCEDURES

As of August 31, 2006, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of our disclosure controls and procedures. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms. There were no changes during the quarter ended August 31, 2006 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On or about August 10, 2005, a class action lawsuit was filed against the Company, its Chief Executive Officer and its former Chief Financial Officer in the United States District Court for the Southern District of New York.  The action, brought on behalf of a purported class of purchasers of the Company’s common shares during the period from January 14, 2005 to and including April 14, 2005 (the class period), alleges, among other things, that management provided the market misleading guidance as to anticipated revenues for the quarter ended February 28, 2005, and failed to correct this guidance on a timely basis.  The action claims violations of Section 10(b) of the Securities Exchange Act of 1934 (the “Exchange Act”) and Rule 10b-5 promulgated thereunder, as well as Section 20(a) of the Exchange Act, and seeks compensatory damages in an unspecified amount as well as the award of reasonable costs and expenses, including counsel and expert fees and costs.  In December 2005, the plaintiffs filed an amended complaint which added additional plaintiffs and sought to elaborate on the allegations contained in the complaint. The defendant’s counsel filed a motion to dismiss the complaint, which was denied. Plaintiffs have moved to confirm a class of purchasers of the Company’s shares during the class period. Briefing on that motion is expected to conclude in the fall of 2006. Discovery remains in the early stages, and the Company intends to defend the action vigorously. We expect the trial to occur in or about late 2007.

On September 27, 2006, Sunrise Equity Partners, L.P. (“Sunrise”) filed a complaint against the Company and its Chief Executive Officer in the United States District Court for the Southern District of New York alleging a violation of Section 10b-5 of the Securities Exchange Act of 1934 and a claim under New York common law for fraudulent and negligent misrepresentations in connection with Sunrise’s purchase of common shares and warrants in a private placement. The case remains in its earliest stages. The defendants are reviewing the complaint and have not yet filed an answer to the complaint.

ITEM 1A. RISK FACTORS

In addition to the information set forth under Item 1A of Part I to our Annual Report on Form 10-K for the year ended May 31, 2006 and elsewhere in this Quarterly Report, you should carefully consider the following factors, which could have a material adverse effect on our results of operations, financial condition, cash flows, business or the market for our common shares.

Our common shares are currently trading at prices below $1.00 and could be subject to delisting by NASDAQ.

  Our common stock currently trades on the Nasdaq Capital Market and the Boston Stock Exchange. Under the Nasdaq’s requirements, a stock can be delisted and not allowed to trade on the Nasdaq Capital Market if the closing bid price of the stock over a 30 consecutive trading-day period is less than $1.00. The Boston Stock Exchange does not maintain a similar minimum price requirement. Since October 2, 2006, the closing bid price for our common stock has been below $1.00. No assurance can be given that the closing bid price of our common shares will satisfy the Nasdaq minimum bid price requirements and thus continue to trade on the Nasdaq Capital Market. Although our common shares may remain listed on the Boston Stock Exchange, if our common shares are delisted from the Nasdaq Capital Market, there may be a limited market for our shares, trading our stock may become more difficult and our share price could decrease even further. If our common shares are not listed on a national securities exchange or the Nasdaq Capital Market, potential investors may be prohibited from or be less likely to purchase our common shares, limiting the trading market for our stock even further. In addition, our failure to maintain the listing of our common shares on a national securities exchange, the Nasdaq Global Market or the Nasdaq Capital Market, if not cured, would constitute an event of default under our October 2006 loan agreement, permitting the lender thereunder to, among other things, declare all principal and interest thereunder immediately due and payable.

We may not be able to repay our debt obligations under our October 2006 loan agreement when they become due.

Under the terms of our October 2006 loan agreement, upon repayment of the loan for any reason the Company will be required to pay the lender an additional payment such that the lender receives an internal rate of return of 30% per annum during the initial 180 days of the loan and 40% per annum during the remainder of the term of the loan. The Company may not be able to repay all or a portion of the principal and/or the additional returns described above when they become due, which would result in an event of default under the loan agreement.

The exercise of warrants issued in connection with the October 2006 loan agreement could cause the market price of our common shares to decline and result in dilution.

In connection with the October 2006 loan agreement, the Company issued the lender warrants to purchase 2,750,000 shares of its common shares at an exercise price of $.01 per share. The Company entered into a registration rights agreement pursuant to which it agreed to register the common shares underlying the warrants. If the lender exercises the warrants and sells the underlying common shares, the market price of our common shares could decline and the stock holdings of existing shareholders would be diluted.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

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

Workstream Inc. (Registrant)

DATE: October 16, 2006	By:	/s/ Michael Mullarkey
Michael Mullarkey, Chairman of the Board and Chief Executive Officer (Principal Executive Officer)

DATE: October 16, 2006	By:	/s/ Stephen Lerch
Stephen Lerch, Executive Vice President Chief Financial Officer / Chief Operating Officer (Principal Financial Officer)