Form 10-Q
period 2006-11-30
WORKSTREAM INC
filed 2007-01-17
CIK 1095266

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended November 30, 2006 OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to____________

Commission file number 001-15503

WORKSTREAM INC.
(Exact name of Registrant as specified in its charter)

Canada	N/A
(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification No.)

495 March Road, Suite 300, Ottawa, Ontario	K2K 3G1
(Address of Principal Executive Offices)	(Zip Code)

(613) 270-0619
(Registrant’s Telephone Number, Including Area Code)

____________________________________________
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

As of January 5, 2007, there were 50,960,845 common shares, no par value, outstanding, excluding 108,304 common shares held in escrow.

WORKSTREAM INC.

TABLE OF CONTENTS

		Page No.
Part I.	Financial Information

	Item 1. Unaudited Consolidated Financial Statements

	Consolidated Balance Sheets as of November 30, 2006 and May 31, 2006	2

	Unaudited Consolidated Statements of Operations for the Three and Six Months ended November 30, 2006 and 2005	3

	Unaudited Consolidated Statements of Cash Flows for the Six Months ended November 30, 2006 and 2005	4

	Notes to Unaudited Consolidated Financial Statements	5

	Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	24

	Item 3. Quantitative and Qualitative Disclosures About Market Risk	32

	Item 4. Controls and Procedures	33

Part II.	Other Information

	Item 1. Legal Proceedings	33

	Item 4. Submission of Matters to a Vote of Security Holders	34

	Item 6. Exhibits	34

	Signatures	35

	Exhibit 31.1

	Exhibit 31.2

	Exhibit 32.1

	Exhibit 32.2

PART I. - FINANCIAL INFORMATION
ITEM 1 - UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

WORKSTREAM INC.
CONSOLIDATED BALANCE SHEETS

	November 30, 2006	May 31, 2006
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$5,527,177	$4,577,040
Restricted cash	523,638	3,095,348
Short-term investments	3,389	302,197
Accounts receivable, net	4,612,846	3,100,779
Prepaid expenses and other assets	804,555	527,876
Total current assets	11,471,605	11,603,240
Cash equivalents held as compensating balance	10,000,000	-
Property and equipment, net	2,680,728	1,789,739
Other assets	194,664	87,468
Acquired intangible assets, net	5,263,497	8,067,423
Goodwill	44,718,561	44,721,859

TOTAL ASSETS	$74,329,055	$66,269,729

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,306,708	$2,476,980
Accrued liabilities	2,020,798	2,345,878
Line of credit	-	2,537,246
Accrued compensation	1,118,143	1,073,239
Current portion of long-term obligations	678,975	896,293
Deferred revenue	3,331,204	3,360,766
Total current liabilities	9,455,828	12,690,402
Long-term obligations	14,114,107	288,269
Deferred revenue	281,011	268,727
Total liabilities	23,850,946	13,247,398

Commitments and contingencies

STOCKHOLDERS’ EQUITY
Common stock, no par value: 50,960,845 and 50,960,845
shares issued and outstanding, respectively	111,991,328	111,991,328
Additional paid-in capital	10,367,717	7,547,393
Accumulated other comprehensive loss	(894,503)	(871,781)
Accumulated deficit	(70,986,433)	(65,644,609)
Total stockholders’ equity	50,478,109	53,022,331

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$74,329,055	$66,269,729

See accompanying notes to these consolidated financial statements.

WORKSTREAM INC.
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months ended November 30,		Six Months ended November 30,
	2006	2005	2006	2005

Revenues:
Software	$2,683,436	$2,515,441	$5,110,189	$4,954,353
Professional services	1,423,025	1,006,026	2,446,034	1,589,625
Rewards and discount products	1,717,203	1,777,740	3,075,985	3,286,212
Career services	2,169,800	1,900,602	4,288,352	3,711,745
Revenues, net	7,993,464	7,199,809	14,920,560	13,541,935
Cost of revenues:
Rewards and discount products	1,318,897	1,365,297	2,408,434	2,491,757
Other	679,750	878,326	1,382,834	1,809,148
Cost of revenues (exclusive of the amortization and depreciation expense noted below)	1,998,647	2,243,623	3,791,268	4,300,905
Gross profit	5,994,817	4,956,186	11,129,292	9,241,030

Operating expenses:
Selling and marketing	1,710,462	1,686,535	3,557,887	3,066,034
General and administrative	3,494,031	3,893,155	7,014,676	7,458,315
Research and development	859,411	1,094,750	1,897,626	2,408,675
Amortization and depreciation	1,567,203	1,569,633	3,211,127	3,460,958
Total operating expenses	7,631,107	8,244,073	15,681,316	16,393,982

	(1,636,290)	(3,287,887)	(4,552,024)	(7,152,952)

Interest and other income	117,187	54,362	242,556	127,501
Interest and other expense	(908,944)	(35,986)	(961,150)	(67,011)
Other income (expense), net	(791,757)	18,376	(718,594)	60,490

Loss before income tax	(2,428,047)	(3,269,511)	(5,270,618)	(7,092,462)
Current income tax expense	(24,000)	(33,430)	(71,198)	(48,630)
NET LOSS FOR THE PERIOD	$(2,452,047)	$(3,302,941)	$(5,341,816)	$(7,141,092)

Weighted average number of common shares outstanding	50,960,845	49,194,178	50,960,845	49,193,742

Basic and diluted net loss per share	$(0.05)	$(0.07)	$(0.11)	$(0.15)

See accompanying notes to these consolidated financial statements.

WORKSTREAM INC.
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months ended November 30,
	2006	2005
Cash provided by (used in) operating activities:
Net loss for the period	$(5,341,816)	$(7,141,092)
Adjustments to reconcile net loss to net cash used in
operating activities:
Amortization and depreciation	3,211,127	3,460,958
Provision for bad debt	223,316	292,420
Non-cash compensation	427,824	70,497
Non-cash interest expense	656,607	-
Non-cash payment to consultants	-	41,530
Change in long-term portion of deferred revenue	15,597	-
Net change in operating components of working capital:
Accounts receivable	(1,987,692)	(1,309,187)
Prepaid expenses and other assets	(32,348)	55,959
Accounts payable and accrued expenses	(485,339)	862,384
Deferred revenue	(25,838)	829,021
Net cash used in operating activities	(3,338,562)	(2,837,510)

Cash provided by (used in) investing activities:
Purchase of property and equipment	(212,047)	(439,052)
Decrease in restricted cash	2,737,410	416,052
Sale of short-term investments	79,039	72,543
Net cash provided by investing activities	2,604,402	49,543

Cash provided by (used in) financing activities:
Proceeds from financing, net of financing costs	14,650,000	-
Cash equivalents held as compensating balance	(10,000,000)	-
Repayment of long-term obligations	(451,877)	(1,553,681)
Line of credit, net activity	(2,487,205)	(147,513)
Proceeds from exercise of options and warrants	-	10,836
Net cash provided by/(used in) financing activities	1,710,918	(1,690,358)

Effect of exchange rate changes on cash and cash equivalents	(26,621)	44,846

Net increase/(decrease) in cash and cash equivalents	950,137	(4,433,479)
Cash and cash equivalents, beginning of period	4,577,040	11,811,611

Cash and cash equivalents, end of period	$5,527,177	$7,378,132

Supplemental disclosure of cash flow information:

Cash paid during the period for:

Interest	$961,150	$67,011
Income taxes	$71,198	$48,630

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

Unaudited Interim Financial Information

The accompanying consolidated balance sheet as of November 30, 2006, the consolidated statements of operations for the three and six months ended November 30, 2006 and 2005, and the consolidated statements of cash flows for the six months ended November 30, 2006 and 2005 are unaudited but include all adjustments (consisting of normal recurring adjustments) that are, in the opinion of management, necessary for a fair presentation of our financial position at such dates and our results of operations and cash flows for the periods then ended, in conformity with accounting principles generally accepted in the United States (“GAAP”). The consolidated balance sheet as of May 31, 2006 has been derived from the audited consolidated financial statements at that date but, in accordance with the rules and regulations of the United States Securities and Exchange Commission (“SEC”), does not include all of the information and notes required by GAAP for complete financial statements. Operating results for the three and six months ended November 30, 2006 are not necessarily indicative of results that may be expected for the entire fiscal year. The financial statements should be read in conjunction with the financial statements and notes for the fiscal year ended May 31, 2006 included in the Company’s Form 10-K filed with the SEC on July 28, 2006.

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

Restricted Cash

Restricted cash consists of short-term investment balances that are used to collateralize the outstanding line of credit and term loan balances, as well as, certain lease and credit card agreements. The line of credit and term loan were paid off in October 2006; the leases and credit card agreements form part of current operations, and, accordingly, the restricted cash is classified as a current asset.

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

Hosting revenues consist of subscription fees from customers accessing our on-demand application service. The Company follows the provisions of SEC Staff Accounting Bulletin No. 104, Revenue Recognition and Emerging Issues Task Force Issue No. 00-21, Revenue Arrangements with Multiple Deliverables. For revenue arrangements with multiple deliverables, the Company allocates the total customer arrangement to the separate units of accounting based on their relative fair values, as determined by the price of the undelivered items when sold separately. Professional services included in an application services arrangement with multiple deliverables are accounted for separately when these services have value to the customer on a stand-alone basis, and there is objective and reliable evidence of fair value of each deliverable of the arrangement. When accounted for separately, revenues are recognized as the services are rendered.

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

Deferred Revenue

As described in the Revenue Recognition policy, the Company defers certain revenue received, principally advance billings on subscription and maintenance agrrements, and recognizes it ratably over the applicable service period. If the revenue is expected to be recognized within the following twelve months, it is classified as a current liability on the consolidated balance sheet.

Stock-Based Compensation

The Company grants stock options and restricted stock units to employees, directors and consultants under the 2002 Amended and Restated Stock Option Plan (the “Plan”), which was most recently amended in October 2004. On June 1, 2006, the Company adopted the provisions of SFAS 123R, Share-based Payment, (“SFAS 123R”) requiring it to recognize expense related to the fair value of stock-based compensation awards. Management elected the modified prospective transition method as permitted by SFAS 123R. Under this transition method, stock-based compensation expense for the six months ended November 30, 2006 includes compensation expense for the stock-based compensation awards granted prior to, but not yet vested as of June 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123, and compensation expense for all stock-based compensation awards granted subsequent to June 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS 123R.

Prior to June 1, 2006, the Company accounted for stock-based employee compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”) as opposed to the fair value method allowed by SFAS 123, Accounting for Stock-Based Compensation, (“SFAS 123”) as amended. Accordingly, no stock-based compensation is reflected in the statement of operations for the six months ended November 30, 2005, as all options granted under the Plan had exercise prices equal to the fair market value of the underlying common stock on the date of the grant.

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

Interest Rate Risk

The Company’s cash equivalents, restricted cash and short-term investments earn interest at fixed rates. The Company’s loan agreement accrues interest payable currently at a variable rate based on the bank’s prime rate. While fluctuations in the prime rate could impact the Company’s financial results, the terms of the loan agreement also provide for a fixed guaranteed return, inclusive of the amount payable currently, and management believes that the exposure to interest rate fluctuations, while impacting current cash outlays for interest payable, is limited.

Fair Value of Financial Instruments

The carrying amounts of the Company’s financial instruments, including cash and cash equivalents, short-term investments, restricted cash, accounts receivable, accounts payable, and accrued expenses, approximate their fair values due to their short maturities. Based on borrowing rates currently available to the Company for similar terms, the carrying value of the capital lease obligations and long-term obligations approximate fair value.

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

The Company’s 2007 budget assumes that, among other things, a reduced level of investment in product and research and development spending, increased revenue from both operating segments, an overall lower level of recurring operating expenses compared to the prior year and a net positive cash flow yield from operations for the year. Management believes that these measures should enable the Company to generate cash flow from operations, but if these measures fall short, management will consider additional cost savings measures, including cutting back new product development initiatives and further reducing general and administrative expenses. In order to avoid additional concerns about cash constraints in the near term, the Company consummated a loan transaction in October 2006 that provided additional available cash (see Note 5).

In April of 2006, the Company engaged an investment banker to assist in evaluating strategic alternatives, including the raising of capital. The Company continues to explore various alternatives.

Recent Accounting Pronouncements

In June 2005, the FASB issued SFAS 154, Accounting Changes and Error Corrections, which replaces APB Opinion 20, Accounting Changes, and SFAS 3, Reporting Accounting Changes in Interim Financial Statements - An Amendment of APB Opinion No. 28. SFAS 154 provides guidance on the accounting for and reporting of accounting changes and error corrections. It establishes retrospective application, or the earliest practicable date, as the required method for reporting a change in accounting principle and restatement with respect to the reporting of a correction of an error. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company adopted SFAS 154 in the first quarter of fiscal 2007. As there were no accounting changes or error corrections for the period ended November 30, 2006, the adoption had no material impact on our results of operations or financial condition.

The FASB issued Interpretation No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes, which clarifies the accounting for uncertainty in income taxes recognized in the financial statements in accordance with FASB Statement 109, Accounting for Income Taxes. FIN 48 provides guidance on the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting for interim periods, disclosures, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006 and is required to be adopted by the Company in the first quarter of fiscal 2008. Management is currently evaluating the effect of FIN 48.

Note 2. Allowance for Doubtful Accounts

The following presents the details of the change in the allowance for doubtful accounts:

	Six Months ended November 30, 2006	Year ended May 31, 2006

Balance at beginning of the period	$625,361	$495,402
Charged to bad debt expense	223,316	159,704
Write-offs and effect of exchange rate changes	(336)	(29,745)
Balance at end of the period	$848,341	$625,361

The Company uses historical experience and knowledge of and experience with specific customers in order to assess the adequacy of the allowance for doubtful accounts. Any adjustments to this account are reflected in the statement of operations as a general and administrative expense.

Note 3. Acquired Intangible Assets

 Acquired intangible assets consist of the following:

	November 30, 2006		May 31, 2006
	Cost	Accumulated Amortization	Cost	Accumulated Amortization

Customer base	$8,132,722	$6,582,014	$8,132,722	$5,815,423
Acquired technologies	22,191,121	18,933,304	22,191,121	17,001,665
Intellectual property	1,322,760	867,788	1,322,760	762,092
	31,646,603	$26,383,106	31,646,603	$23,579,180
Less accumulated amortization	(26,383,106)		(23,579,180)
Net acquired intangible assets	$5,263,497		$8,067,423

Amortization expense for acquired intangible assets was $1,367,528 and $1,388,484 for the three months ended November 30, 2006 and 2005, respectively. Amortization expense for acquired intangible assets was $2,803,926 and $3,097,409 for the six months ended November 30, 2006 and 2005, respectively. The estimated amortization expense related to acquired intangible assets in existence as of November 30, 2006 is as follows:

Remainder of Fiscal 2007:	$2,660,907
Fiscal 2008:	2,152,615
Fiscal 2009:	428,475
Fiscal 2010:	21,500
$5,263,497

Note 4. Goodwill

The following represents the detail of the changes in the goodwill account for the year ended May 31, 2006 and the six months ended November 30, 2006:

	Enterprise
	Workforce	Career
	Services	Networks	Total
Goodwill at May 31, 2005	$29,825,840	$12,457,602	$42,283,442
Acquisitions during the year	2,441,372	-	2,441,372
Purchase price allocation adjustments made
within one year of acquisition date	(2,955)	-	(2,955)
Goodwill at May 31, 2006	32,264,257	12,457,602	44,721,859
Purchase price allocation adjustments made
within one year of acquisition date	(3,298)	-	(3,298)
Goodwill at November 30, 2006	$32,260,959	$12,457,602	$44,718,561

Note 5. Long-Term Obligations

Long-term obligations consist of the following:

	November 30, 2006	May 31, 2006

Note payable	$13,223,648	$-
Note payable - Exxceed acquisition	-	500,000
Note payable - other	58,776	58,776
Leasehold inducements	121,557	151,890
Settlement agreement payable	-	30,000
Term loan	-	33,285
Capital lease obligations	1,389,142	410,611
	14,793,123	1,184,562
Less: current portion	678,975	896,293
	$14,114,148	$288,269

On October 12, 2006, the Company consummated a loan transaction pursuant to which it borrowed $15,000,000 under a Senior Secured Note Agreement. Under the terms of the agreement, interest on the loan is due monthly at a rate of prime plus 2.5% per annum for the initial 180 days and at a rate of prime plus 3.5% per annum for the remainder of the loan. The term of the loan is for 545 days and may be prepaid at the option of the Company. The loan agreement contains various financial covenants that require the Company to maintain at all times at least $15,000,000 of qualified accounts receivable and cash and to maintain cash of at least $10,000,000. Estimated financing costs associated with the loan totaled $350,000. Financing costs are being amortized over the term of the loan to interest expense.

Upon repayment of the loan for any reason, the Company will be required to pay to the lender an additional payment such that the lender receives an internal rate of return of 30% per annum during the initial 180 days of the loan and 40% per annum during the remainder of the term of the loan. The Company is accruing the difference between the interest paid to the lender and the guaranteed internal rate of return on a monthly basis to interest expense. At November 30, 2006, the accrued guaranteed return is $401,042 and is included in the total note payable balance outstanding.

In connection with loan, the Company issued the lender a warrant to purchase 2,750,000 shares of its common shares at an exercise price of $.01 per share. The fair value of the warrants totaling $2,392,500 was determined using the Black-Scholes pricing model. The fair value of the warrants gave rise to an original issue discount on the loan of $2,392,500. The discount is being amortized over the term of the loan to interest expense. The shares issuable upon exercise of the warrants are required to be registered for resale within 120 days of the closing date of the loan, or the Company will be subject to certain financial penalties.

On October 10, 2006, the Company liquidated certain short-term investments and used the funds to pay off the then outstanding balance of its line of credit and term loan.

On January 4, 2007, the Company announced that the Board of Directors had approved an agreement in principle with its lender to amend the senior credit facility from a $15 million Senior Secured Note with an 18 month term, to a Senior Line of Credit, comprising a $5 million term note drawn against the line and an additional $10 million available through an accounts receivable backed credit facility. The agreement in principle provides, among other things, that the guaranteed internal rate of return payments will be eliminated effective January 1, 2007 pursuant to the terms of the definitive agreement. The Company and its lender are currently in the process of preparing the definitive amendment to the Loan Agreement giving effect to the above described and other items.

As part of the Exxceed acquisition in January 2006, the Company delivered a $500,000 promissory note, which offset certain accounts receivable totaling $1,029,470 at the acquisition date. According to the terms of the acquisition agreement, the Company will retain the first $500,000 of cash collected on these accounts receivable. The next $500,000 in cash receipts will be used to pay down the note payable dollar for dollar. The Company will then maintain all cash receipts over $1,000,000. All accounts that remain uncollected at May 31, 2006 may be returned to Exxceed and the note payable would then be cancelled. Otherwise, the note payable matures on January 13, 2007. To date, the Company has collected $751,910. and have paid Exxceed $251,910. Management believes that it is unlikely that additional amounts will be collected on the remaining outstanding accounts receivable. As such, a reserve was established against the accounts receivable balance and, correspondingly, against the note payable balance.

The other note payable represents the remaining portion of the total consideration for an acquisition made in December 2004. The balance of $58,776 represents a working capital adjustment as prescribed for in the original acquisition agreement that was withheld from the repayment of the note obligation. To date, the Company and the acquired party have not agreed to the final working capital adjustment amount.

The settlement agreement payable represents a settlement assumed by the Company as part of a past acquisition agreement. The final payment on this obligation was made in August 2006.

The term loan represents a five year term loan with a Canadian bank that was scheduled to mature in May 2007 with monthly principal payments of CDN $3,333 and bearing annual interest at the bank’s prime rate plus 2%. The term loan was paid off in October 2006.

The company entered into a capital lease obligations with IBM for a new data center facility. Leases amounting to $1,134,193,. The following schedule depicts the effect of the new lease payments for the first 5 years:

Lease Commitments

	Capital Leases	Operating Leases

2007	190,023	72,769
2008	412,185	145,539
2009	412,185	145,539
2010	191,486	48,513

Sub-Total	1,205,879	412,360

Less: Amounts associated with interest	98,172

Total	1,107,707	412,360

Note 6.  Contingencies

On or about August 10, 2005, a class action lawsuit was filed against the Company, its Chief Executive Officer and its former Chief Financial Officer in the United States District Court for the Southern District of New York.  The action, brought on behalf of a purported class of purchasers of the Company’s common shares during the period from January 14, 2005 to and including April 14, 2005 (the class period), alleges, among other things, that management provided the market misleading guidance as to anticipated revenues for the quarter ended February 28, 2005, and failed to correct this guidance on a timely basis.  The action claims violations of Section 10(b) of the Securities Exchange Act of 1934 (the “Exchange Act”) and Rule 10b-5 promulgated there under, as well as Section 20(a) of the Exchange Act, and seeks compensatory damages in an unspecified amount as well as the award of reasonable costs and expenses, including counsel and expert fees and costs.  In December 2005, the plaintiffs filed an amended complaint which added additional plaintiffs and sought to elaborate on the allegations contained in the complaint. The defendant’s counsel filed a motion to dismiss the complaint, which was denied. Plaintiffs have moved to confirm a class of purchasers of the Company’s shares during the class period, which was opposed by the Company’s counsel. We are awaiting a decision from the court. Briefing on that motion is expected to conclude in the fall of 2006. Discovery remains in the early stages, and the Company intends to defend the action vigorously. Trial is expected to occur in or about late 2007.

On September 27, 2006, an investor filed a complaint against the Company and its Chief Executive Officer in the United States District Court for the Southern District of New York alleging a violation of Section 10b-5 of the Securities Exchange Act of 1934 and a claim under New York common law for fraudulent and negligent misrepresentations in connection with the investor’s purchase of common shares and warrants in a private placement . The Plantiff seeks $1.1 million of alleged damages, but Plantiff's counsel now advises that he may amend to name a related plantiff who has also sustained damages of $1.1million. The case remains in its earliest stages. The defendants have filed the answer to the complaint and discovery has commenced. The company intends to defend the action vigorously. Trial is expected to occur in or about mid-2007.

The Company is subject to other legal proceedings and claims which arise in the ordinary course of business. The Company does not believe that the resolution of such actions will materially affect the Company’s business, results of operations or financial condition.

Note 7. Comprehensive Loss

Components of comprehensive loss were as follows:

	Three Months ended November 30,		Six Months ended November 30,
	2006	2005	2006	2005
Net loss for the period	$(2,452,047)	$(3,302,941)	$(5,341,816)	$(7,141,092)
Other comprehensive income:
Cumulative translation adjustment (net of tax of $0)	(33,254)	7,260	(22,731)	44,536

Comprehensive loss for the period	$(2,485,301)	$(3,295,681)	$(5,364,547)	$(7,096,556)

Note 8.   Stock-Based Compensation

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

On June 1, 2006, the Company adopted the provisions of SFAS 123R, which requires it to recognize expense related to the fair value of stock-based compensation awards. Management elected to use the modified prospective transition method as permitted by SFAS 123R and, therefore, the financial results for prior periods have not been restated. Under this transition method, stock-based compensation expense now inlcudes compensation expense for all stock-based compensation awards granted prior to, but not vested as of June 1, 2006, based upon the grant date fair value estimated in accordance with the original provisions of SFAS 123. Stock-based compensation expense for all stock-based compensation awards granted on or subsequent to June 1, 2006 was based on the grant date fair value estimated in accordance with the provisions of SFAS 123R. Compensation expense for stock option awards is recognized on a straight-line basis over the requisite service period of the award.

The Company recognized $198,945 and $354,774 of stock-based compensation expense resulting from stock options in the consolidated statement of operations for the three and six months ended November 30, 2006, respectively.

Cash proceeds from the exercise of stock options were $0 and $10,836 for the six months ended November 30, 2006 and 2005, respectively.

Prior to the adoption of SFAS 123R, the Company accounted for the stock option plan using the intrinsic value method of accounting as defined by APB 25 and related interpretations. Under this method, no stock-based compensation expense is reflected in the results of operations for the six months ended November 30, 2005, as all options granted under the Plan had exercise prices equal to the fair market value of the underlying common stock on the date of the grant.

The following reflects the impact of SFAS 123R on results of operations if the Company had recorded additional compensation expense relating to the employee stock options:

	Three Months Ended	Six Months Ended
	November 30, 2005

Net loss, as reported	$(3,302,941)	$(7,141,092)
Add: stock-based compensation expense included in reported net income	70,497	70,497
Deduct: total stock-based compensation expense determined under fair value based method for all awards	(293,120)	(514,290)
Net loss, pro forma	$(3,525,564)	$(7,584,885)

Weighted average common shares outstanding during the period	49,194,178	49,193,742

Basic and diluted loss per share:
As reported	$(0.07)	$(0.15)
Pro forma	$(0.07)	$(0.15)

The fair value of options granted was estimated at the date of grant using the Black Scholes option-pricing model with the following assumptions:

	Three Months Ended November 30,		Six Months Ended November 30,
	2006	2005	2006	2005

Weighted-average risk free interest rates	4.7%	4.4%	5.0%	4.3%
Expected dividend yield	0%	0%	0%	0%
Weighted-average expected volatility	73%	83%	72%	83%
Expected life (in years)	3.5	3.5	3.5	3.5

The computation of the expected volatility for the three and six months ended November 30, 2006 is based upon historical implied volatility. The computation of expected life is based on historical exercise patterns and management’s estimates of future behavior. The interest rate for periods within the contractual life of the award is based on the U.S. Treasury yield curve in effect at the time of the grant.

Stock option activity and related information is summarized as follows:

	Number of Options	Weighted Average Exercise Price	Weighted Average Fair Value	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value

Balance outstanding - May 31, 2005	2,254,085	$2.29
Granted	818,450	1.57	$0.93
Exercised	(104,740)	0.99
Forfeited	(768,892)	2.22
Balance outstanding - May 31, 2006	2,198,903	2.11
Granted	1,463,850	1.30	$0.71
Forfeited	(753,293)	2.24
Balance outstanding - November 30, 2006	2,909,460	$1.67		3.67	$2,596
Exercisable - November 30, 2006	806,875	$1.81		2.29	$-

The aggregate intrinsic value in the table above represents total intrinsic value, which is the difference between the Company’s closing stock price on the last trading day of the second quarter of fiscal 2007 and the exercise price times the number of shares, that would have been received by the option holders had the option holders exercised their options on November 30, 2006.

As of November 30, 2006, approximately $1,598,000 of total unrecognized compensation costs related to non-vested stock options is expected to be recognized over the weighted average period of 2.1 years.

As of November 30, 2006, 220,000 restricted stock units have been awarded to directors and certain senior managers of the Company of which 73,333 were vested at that date. Stock based compensation expense of $36,525 and $73,050, respectively, has been recorded for the three and six month period then ended.

On December 3, 2006, the Company hired a President of the Enterprise Workforce segment of the business. In connection thereto, the new president received, as part of his compensation package, a grant of 1,000,000 stock options at an exercise price of $0.85, the closing market price of the Company stock on that date, and 250,000 restricted stock units.

Note 9.  Segmented and Geographic Information

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

Business Segments
	Enterprise
	Workforce	Career
	Services	Networks	Total

Three Months ended November 30, 2006

Software	$2,683,436	$-	$2,683,436
Professional services	1,423,025	-	1,423,025
Rewards and discount products	1,717,203	-	1,717,203
Career services	-	2,169,800	2,169,800
Revenue, net	5,823,664	2,169,800	7,993,464
Cost of revenues, rewards and discount products	1,318,897	-	1,318,897
Cost of revenues, other	533,804	145,946	679,750
Gross profit	3,970,963	2,023,854	5,994,817
Expenses	4,137,798	1,926,106	6,063,904
Amortization and depreciation	1,546,704	20,499	1,567,203
Business segment loss	$(1,713,539)	$77,249	(1,636,290)
Other expense, net and impact of
income taxes			(815,757)
Net loss			$(2,452,047)

	Enterprise
	Workforce	Career
	Services	Networks	Total

Six Months ended November 30, 2006
Software	$5,110,189	$-	$5,110,189
Professional services	2,446,034	-	2,446,034
Rewards and discount products	3,075,985	-	3,075,985
Career services	-	4,288,352	4,288,352
Revenue, net	10,632,208	4,288,352	14,920,560
Cost of revenues, rewards and discount products	2,408,434	-	2,408,434
Cost of revenues, other	1,074,794	308,040	1,382,834
Gross profit	7,148,980	3,980,312	11,129,292
Expenses	8,465,580	4,004,609	12,470,189
Amortization and depreciation	3,156,943	54,184	3,211,127
Business segment loss	$(4,473,543)	$(78,481)	(4,552,024)
Other expense, net and impact of
income taxes			(789,792)
Net loss			$(5,341,816)

	Enterprise
	Workforce	Career
	Services	Networks	Total
As at November 30, 2006
Business segment assets	$7,414,791	$616,461	$8,031,252
Intangible assets	5,263,497	-	5,263,497
Goodwill	32,260,959	12,457,602	44,718,561
	$44,939,247	$13,074,063	58,013,310
Assets not allocated to business segments			16,315,745

Total assets			$74,329,055

	Enterprise
	Workforce	Career
	Services	Networks	Total

Three Months ended November 30, 2005
Software	$2,515,441	$-	$2,515,441
Professional services	1,006,026	-	1,006,026
Rewards and discount products	1,777,740	-	1,777,740
Career services	-	1,900,602	1,900,602
Revenue, net	5,299,207	1,900,602	7,199,809
Cost of revenues, rewards and discount products	1,365,297	-	1,365,297
Cost of revenues, other	676,404	201,922	878,326
Gross profit	3,257,506	1,698,680	4,956,186
Expenses	4,875,054	1,799,386	6,674,440
Amortization and depreciation	1,532,064	37,569	1,569,633
Business segment loss	$(3,149,612)	$(138,275)	(3,287,887)
Other expense, net and impact of
income taxes			(15,054)
Net loss			$(3,302,941)

	Enterprise
	Workforce	Career
	Services	Networks	Total

Six Months ended November 30, 2005
Software	$4,954,353	$-	$4,954,353
Professional services	1,589,625	-	1,589,625
Rewards and discount products	3,286,212	-	3,286,212
Career services	-	3,711,745	3,711,745
Revenue, net	9,830,190	3,711,745	13,541,935
Cost of revenues, rewards and discount products	2,491,757	-	2,491,757
Cost of revenues, other	1,434,049	375,099	1,809,148
Gross profit	5,904,384	3,336,646	9,241,030
Expenses	9,293,944	3,639,080	12,933,024
Amortization and depreciation	3,385,686	75,272	3,460,958
Business segment loss	$(6,775,246)	$(377,706)	(7,152,952)
Other income, net and impact of
income taxes			11,860
Net loss			$(7,141,092)

	Enterprise
	Workforce	Career
	Services	Networks	Total
As at May 31, 2006
Business segment assets	$4,829,600	$676,262	$5,505,862
Intangible assets	8,052,062	15,361	8,067,423
Goodwill	32,264,257	12,457,602	44,721,859
	$45,145,919	$13,149,225	58,295,144
Assets not allocated to business segments			7,974,585
Total assets			$66,269,729

Geographic

	Canada	United States	Total

Three Months ended November 30, 2006
Revenue	$363,518	$7,629,946	$7,993,464
Expenses	1,004,831	8,624,923	9,629,754
Geographical loss	$(641,313)	$(994,977)	(1,636,290)
Other expenses and impact of
income taxes			(815,757)
Net loss			$(2,452,047)

	Canada	United States	Total

Six Months ended November 30, 2006
Revenue	$801,114	$14,119,446	$14,920,560
Expenses	2,117,943	17,354,641	19,472,584
Geographical loss	$(1,316,829)	$(3,235,195)	(4,552,024)
Other expenses and impact of
income taxes			(789,792)
Net loss			$(5,341,816)

	Canada	United States	Total
As at November 30, 2006
Long-lived assets	$1,076,568	$50,652,651	$51,729,219
Other assets			22,599,836
Total assets			$74,329,055

	Canada	United States	Total

Three Months ended November 30, 2005
Revenue	$582,808	$6,617,001	$7,199,809
Expenses	1,102,421	9,385,275	10,487,696
Geographical loss	$(519,613)	$(2,768,274)	(3,287,887)
Other income and impact of
income taxes			(15,054)
Net loss			$(3,302,941)

	Canada	United States	Total

Six Months ended November 30, 2005
Revenue	$1,150,502	$12,391,433	$13,541,935
Expenses	2,245,610	18,449,277	20,694,887
Geographical loss	$(1,095,108)	$(6,057,844)	(7,152,952)
Other income and impact of
income taxes			11,860
Net loss			$(7,141,092)

	Canada	United States	Total
As at May 31, 2006
Long-lived assets	$1,233,363	$53,433,126	$54,666,489
Current assets			11,603,240
Total assets			$66,269,729

Note 10. Net Income (Loss) per Share

Because the Company reported a net loss during the six-month periods ended November 30, 2006 and 2005, the Company excluded the impact of its common stock equivalents in the computation of dilutive earnings per share for these periods, as their effect would be anti-dilutive. The following outstanding instruments could potentially dilute basic earnings per share in the future:

November 30, 2006
Stock options	2,909,460
Restricted stock units	220,000
Escrowed shares	108,304
Warrants	6,137,500
Potential increase in number of shares from dilutive instruments	9,375,264

In addition to the above, up to an additional $1,000,000 in common shares could be issued to the owners of Exxceed Inc. if certain financial milestones are achieved within 12 months of the acquisition date.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD LOOKING STATEMENTS

Certain statements discussed in Item 2 (Management’s Discussion and Analysis of Financial Condition and Results of Operations), and Item 3 (Quantitative and Qualitative Disclosures About Market Risk) and elsewhere in this Form 10-Q constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements concerning management’s expectations, strategic objectives, business prospects, anticipated economic performance and financial condition and other similar matters involve known and unknown risks, uncertainties and other important factors that could cause the actual results, performance or achievements of results to differ materially from any future results, performance or achievements discussed or implied by such forward-looking statements. Such risks, uncertainties and other important factors are described in Items 1A (Risk Factors) and 7 (Management’s Discussion and Analysis of Financial Condition and Results of Operations) of the Company’s Form 10-K for the fiscal year ended May 31, 2006. The words “estimate,” “project,” “intend,” “believe,” “plan” and similar expressions are intended to identify forward-looking statements. Forward-looking statements speak only as of the date of the document in which they are made. The Company disclaims any obligation or undertaking to provide any updates or revisions to any forward-looking statement to reflect any change in the Company’s expectations or any change in events, conditions or circumstances on which the forward-looking statement is based.

The following discussion and analysis should be read in conjunction with our unaudited consolidated financial statements and accompanying notes for the three-month period ended November 30, 2006. All figures are in United States dollars, except as otherwise noted.

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

Our business has changed significantly since fiscal 2002. From fiscal 2002 through fiscal 2006, we completed the acquisition of seventeen businesses. These acquisitions have enabled us to expand and enhance our HCM software, increase our service offerings and increase our revenue streams. Subsequent to the acquisitions, we have concentrated on integrating the acquired entities, expanding the reach of the existing business and identifying other potential acquisition targets. When we complete an acquisition, we combine the business of the acquired entity into the Company’s existing operations. We expect that this will significantly reduce the administrative expenses associated with the business prior to the acquisition. The acquired business is not maintained as a stand-alone business operation. Therefore, we do not separately account for the acquired business, including its profitability. Rather, it is included in one of our two business segments and is evaluated as part of the entire segment.

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

Hosting revenues consist of subscription fees from customers accessing our on-demand application service. The Company follows the provisions of SEC Staff Accounting Bulletin No. 104, Revenue Recognition and Emerging Issues Task Force Issue No. 00-21, Revenue Arrangements with Multiple Deliverables. For revenue arrangements with multiple deliverables, the Company allocates the total customer arrangement to the separate units of accounting based on their relative fair values, as determined by the price of the undelivered items when sold separately. Professional services included in an application services arrangement with multiple deliverables are accounted for separately when these services have value to the customer on a stand-alone basis, and there is objective and reliable evidence of fair value of each deliverable of the arrangement. When accounted for separately, revenues are recognized as the services are rendered.

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

RESULTS OF OPERATIONS

The following table sets forth certain condensed consolidated statements of operations data expressed as a percentage of total revenue for the periods indicated. Period-to-period comparisons of our financial results are not necessarily meaningful and you should not rely on them as an indication of future performance.

	Three Months ended November 30,		Six Months ended November 30,
	2006	2005	2006	2005

Revenues:
Software	34%	35%	34%	37%
Professional services	18%	14%	16%	12%
Rewards and discount products	21%	25%	21%	24%
Career services	27%	26%	29%	27%
Revenues, net	100%	100%	100%	100%
Cost of revenues:
Rewards and discount products	16%	19%	16%	18%
Other	9%	12%	9%	13%
Cost of revenues (exclusive of the amortization and depreciation expense noted below)	25%	31%	25%	31%
Gross profit	75%	69%	75%	69%

Operating expenses:
Selling and marketing	21%	23%	24%	23%
General and administrative	44%	54%	47%	55%
Research and development	11%	15%	13%	18%
Amortization and depreciation	20%	22%	22%	26%
Total operating expenses	96%	114%	106%	122%

	-21%	-45%	-31%	-53%

Interest and other income	1%	1%	2%	1%
Interest and other expense	-11%	0%	-6%	0%
Other income (expense), net	-10%	1%	-4%	0%

Loss before income tax	-31%	-44%	-35%	-52%
Current income tax expense	0%	0%	0%	0%
NET LOSS FOR THE PERIOD	-31%	-44%	-35%	-52%

REVENUES

Consolidated revenues were $7,993,464 for second quarter 2007 compared to $7,199,809 for second quarter 2006, an increase of $793,655 or 11%.

Enterprise Workforce Solutions revenues for second quarter 2007 were $5,823,664 compared to $5,299,207 for second quarter 2006, an increase of $524,457 or 10%. The net increase is due to: a $416,999 increase in professional services revenue and a $167,995 increase in software revenue offset by a $69,469 decrease in rewards and discount product revenue.

Professional services revenue increases were driven by a combination of new customer implementations and a variety of product upgrades and enhancements for existing customers. Software revenue, which comprises recurring revenue under contract associated with subscription and hosting agreements and maintenance fees, as well as licensing of the software applications, benefited primarily from license sales to a partner under an HRO arrangement. Rewards and product revenue were down on lower volumes from prior year.

Career Networks revenues for second quarter 2007 were $2,169,800 compared to $1,900,602 for second quarter 2006, an increase of $269,198 or 14%. The change was almost entirely due an increase in career transition revenue as the amount of outplacement business was significantly higher than the prior year driven by more volume and higher revenue per sale. Recruitment services was also up approximately $27,000 over prior year offset by a corresponding decrease in application sourcing services revenue in the same period.

Consolidated revenues were $14,920,560 for the six months ended November 30, 2006 compared to $13,541,935 for six months ended November 30, 2005, an increase of $1,378,625 or 10%.

Enterprise Workforce Solutions revenues for the six months ended November 30, 2006 were $10,632,208 compared to $9,830,190 for the six months ended November 30, 2005, an increase of $802,018 or 8%. The net increase is due to: a $1,440,008 increase in professional services revenue and a $155,836 increase in software revenue offset by a $224,580 decrease in rewards and discount product revenue.

Career Networks revenues for the six months ended November 30, 2006 were $4,288,352 compared to $3,711,745 for the six months ended November 30, 2005, an increase of $576,607 or 16%. The increase was due to an increase in career transition revenue of $701,403 offset by decreases in application sourcing services revenue and recruitment research revenue.

COST OF REVENUES AND GROSS PROFIT

Cost of revenues for second quarter 2007 was $1,998,647 compared to $2,243,623 for second quarter 2006, a decrease of $244,976 or 11%. Gross profits were $5,994,817 for second quarter 2007 or 75% of revenues compared to $4,956,186 or 69% of revenues for second quarter 2006.

Enterprise Workforce Services cost of revenues accounted for $1,852,701 of the total cost of revenues for second quarter 2007 compared to $2,041,701 for second quarter 2006, a decrease of $189,000 or 9%. Enterprise Workforce Services gross profit was $3,970,963 or 68% for second quarter 2007 compared to $3,257,506 or 61% for second quarter 2006. The improvement in gross margins was driven largely by product mix and reflects higher utilization in the professional services group and the license sales during the quarter which have a very high gross profit percentage.

Career Networks cost of revenues accounted for $145,946 of the total cost of revenues for second quarter 2007 and $201,922 for second quarter 2006, a decrease of $55,976 or 28%. Career Networks gross profit was $2,023,854 or 93% of revenues for second quarter 2007 compared to $1,698,680 or 89% of revenue for second quarter 2006. The improved gross profit was directly attributable to the higher revenue per sale in the career transition business.

Cost of revenues for the six months ended November 30, 2006 was $3,791,268 compared to $4,300,905 for the six months ended November 30, 2005, a decrease of $509,637 or 12%. Gross profits were $11,129,292 for six months ended November 30, 2006 or 75% of revenues compared to $9,241,030 or 68% of revenues for the six months ended November 30, 2005.

Enterprise Workforce Services cost of revenues accounted for $3,483,228 of the total cost of revenues for the six months ended November 30, 2006 compared to $3,925,806 for six months ended November 30, 2005, a decrease of $442,578 or 11%. Enterprise Workforce Services gross profit was $7,148,980 or 67% for the six months ended November 30, 2006 compared to $5,904,384 or 60% for the six months ended November 30, 2005.

Career Networks cost of revenues accounted for $308,040 of the total cost of revenues for the six months ended November 30, 2006 and $375,099 for the six months ended November 30, 2005, a decrease of $67,059 or 18%. Career Networks gross profit was $3,980,312 or 93% of revenues for the six months ended November 30, 2006 compared to $3,336,646 or 90% of revenue for the six months ended November 30, 2005.

SELLING AND MARKETING EXPENSE

Selling and marketing expenses were $1,710,462 for second quarter 2007 compared to $1,686,535 for second quarter 2006, an increase of $23,927 or 1%. The slight increase is primarily due to employee costs, including commissions, within the Career Networks segment, some of which are variable to the higher sales level. Marketing expenses were comparable to prior year expenditure levels.

Selling and marketing expenses were $3,557,887 for the six months ended November 30, 2006 compared to $3,066,034 for the six months ended November 30, 2005, an increase of $491,853 or 16%. The increase was related to variable employee costs in Career Networks related to higher revenue in the outplacement business and higher overall sales support and communication costs in the software segment offset by a reduction in travel expense.

GENERAL AND ADMINISTRATIVE EXPENSE

General and administrative expenses were $3,494,031 for second quarter 2007 compared to $3,893,155 for second quarter 2006, a decrease of $399,124 or 10%. In first quarter 2007, we adopted FAS 123R, which required us to include in compensation expense the estimated fair value of stock options granted to employees. Prior to the adoption of FAS 123R, this expense was included as a footnote disclosure only. The non-cash compensation expense associated with the adoption of FAS 123R for second quarter 2007 was $198,945. An additional $36,525 in non-cash compensation expense relating to certain restricted stock units granted to the senior executive group and the Board of Directors was also recognized in second quarter 2007. This increase was more than offset by lower legal, consulting and other professional fees, reduced bad debt expense and tighter controls on travel and other general and administrative expense.

General and administrative expenses were $7,014,676 for the six months ended November 30, 2006 compared to $7,458,315 for the six months ended November 30, 2005, a decrease of $443,639 or 6%. Non cash compensation expense year to date was $427,824 and this increase along with higher space occupancy costs associated with the Exxceed acquisition in January 2006, were offset by lower professional and consulting fees, lower variable compensation expense compared to prior year and reduced computer support related costs.

RESEARCH AND DEVELOPMENT EXPENSE

Research and development costs were $859,411 for second quarter 2007 compared to $1,094,750 for second quarter 2006, a decrease of $235,539 or 21%. The Company acquired most of its intellectual property and software applications through acquisition and has continued to incur costs necessary to update the acquired technology, to standardize and integrate the software applications and to build out the platform. During fiscal 2006, the Company made a significant investment in further development of the software suite and a number of product releases occurred earlier in this calendar year. A significant amount of the work performed was through the use of outside consultants to augment the Company’s development group. The current product development plan has allowed the Company to reduce spending on research and development and to cut back on the use of outside contractors in the first and second quarter of fiscal 2007 and we anticipate this lower level of spending to continue during fiscal 2007.

Research and development costs were $1,897,626 for the six months ended November 30, 2006 compared to $2,408,675 for the six months ended November 30, 2005, a decrease of $511,049 or 21%.

AMORTIZATION AND DEPRECIATION EXPENSE

Amortization and depreciation expense was $1,567,203 for second quarter 2007 compared to $1,569,633 for second quarter 2006, a decrease of $2,430 or less than 1%. The decrease reflects certain acquired intangible assets becoming fully amortized. Without additional business acquisitions, the amortization expense will continue to decrease during fiscal 2007.

Amortization and depreciation expense was $3,211,127 for the six months ended November 30, 2006 compared to $3,460,958 for the six months ended November 30, 2005, a decrease of $249,831 or 7%.

INTEREST INCOME AND OTHER INCOME

Interest and other income was $117,187 for second quarter 2007 compared to $54,362 for second quarter 2006, an increase of $62,825 or 116%.

Interest and other income was $242,556 for the six months ended November 30, 2006 compared to $127,501 for the six months ended November 30, 2005, an increase of $115,055 or 90%.

INTEREST AND OTHER EXPENSE

Interest and other expense was $908,944 for second quarter 2007 compared to $35,986 for second quarter 2006, an increase of $872,958.

Interest and other expense was $961,150 for the six months ended November 30, 2006 compared to $67,011 for the six months ended November 30, 2005, an increase of $894,139.

LIQUIDITY AND CAPITAL RESOURCES

At November 30, 2006, we maintained $5,530,566 in cash, cash equivalents and short-term investments. Working capital, which represents current assets less current liabilities, was positive $2,015,777.

At November 30, 2006, $523,638 was restricted from use in order to collateralize various lease arrangements and credit card agreements. The restricted cash guaranteeing the leases will periodically decrease according to the terms of the lease agreements.

For the six months ended November 30, 2006, cash used in operations totaled $3,338,562, consisting primarily of the net loss for the period of $5,341,816 and a decrease in working capital of $2,531,217. The decrease in working capital is primarily due to an increase in accounts receivable associated with the higher revenue levels, offset by non-cash expenses, including amortization and depreciation of $3,211,127, provision for bad debts of $233,316, stock based compensation of $427,824 and non-cash interest expense of 656,607 related to the guaranteed rate of return on the Secured Note agreement.

Net cash provided by investing activities during the six months ended November 30, 2006 was $2,604,402 primarily attributable to the release of the restricted cash held as compensating balance for the . line of credit that was paid off in October 2006. Capital expenditures for the period amounted to $212,047 and proceeds from the sale of short term investments amounted to $79,039.

Net cash provided by financing activities during the six months ended November 30, 2006 was $1,710.918. Net proceeds from the Secured Note Agreement were $14,650,000, offset by cash equivalents held as compensating balance of $10,000,000. Other outflows consisted primarily of the aforementioned repayment of the line of credit and other long term obligations done in conjunction with the new financing.

As referenced above, on October 12, 2006, the Company consummated a loan transaction pursuant to which it borrowed $15,000,000 under a Secured Note Agreement. Under the terms of the agreement, interest on the loan is due monthly at a rate of prime plus 2.5% per annum for the initial 180 days and at a rate of prime plus 3.5% per annum for the remainder of the loan. The term of the loan is for 545 days and may be prepaid at the option of the Company. Upon repayment of the loan for any reason, the Company will be required to pay to the lender an additional payment such that the lender receives a guaranteed rate of return of 30% per annum during the initial 180 days of the loan and 40% per annum during the remainder of the term of the loan. The loan agreement contains various financial covenants that will require the Company to maintain at all times at least $15,000,000 of qualified accounts receivable and cash and to maintain cash of at least $10,000,000.

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

On January 4, 2007, the Company announced that the Board of Directors had approved an agreement in principle with its lender to amend the senior credit facility from a $15 million Senior Secured Note with an 18 month term, to a Senior Line of Credit, comprising a $5 million term note drawn against the line and an additional $10 million available through an accounts receivable backed credit facility. The agreement in principle provides, among other things, that the guaranteed internal rate of return payments will be eliminated effective January 1, 2007 pursuant to the terms of the definitive agreement. The Company and its lender are currently in the process of preparing the definitive amendment to the Loan Agreement giving effect to the above described and other items.

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

Prior to the execution of the secured Note Agreement, in October 2006, the Company considered various fund-raising alternatives to alleviate concerns about cash constraints, including both equity and debt options. Management determined that the loan transaction previously described was the best solution in the short-term. This determination considered both the cash costs, primarily the interest expense and the guaranteed rate of return due the lender upon repayment, as well as the potential dilutive impact to stockholders. The financing provided additional cash reserves and was also intended to mitigate existing and/or potential concerns about the Company’s financial condition. The planned restructuring of the loan agreement that was announced in January 2007 will relieve the Company of the guaranteed rate of return obligation and $10 million of the loan will now convert to available capacity under a more conventional asset backed line of credit. The Company continues to explore various longer term capital alternatives.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are primarily exposed to market risks associated with fluctuations in interest rates and foreign currency exchange rates.

INTEREST RATE RISKS

Our exposure to interest rate fluctuations relates primarily to our short-term investment portfolio and our Secured Note Agreement. We invest our surplus cash primarily in short-term bank commercial paper.

The Company’s loan agreement accrues interest payable currently at a variable rate based on the bank’s prime rate. While fluctuations in the prime rate could impact the Company’s financial results, the terms of the loan agreement also provide for a fixed guaranteed return, inclusive of the amount payable currently, and management believes that the exposure to interest rate fluctuations, while impacting current cash outlays for interest payable, is limited.

FOREIGN CURRENCY RISK

We have monetary assets and liabilities denominated in Canadian dollars. As a result, fluctuations in the exchange rate of the Canadian dollar against the U.S. dollar will impact our reported net asset position and net income or loss. A 10% change in foreign exchange rates would result in a change in our reported net asset position of approximately $60,000, and a change in the reported net loss for the six-month period ended November 30, 2006 of approximately $ (22,731).

We are primarily exposed to market risks associated with fluctuations in interest rates and foreign currency exchange rates.

ITEM 4. CONTROLS AND PROCEDURES

As of November 30, 2006, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of our disclosure controls and procedures. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms. There were no changes during the quarter ended November 30, 2006 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On or about August 10, 2005, a class action lawsuit was filed against the Company, its Chief Executive Officer and its former Chief Financial Officer in the United States District Court for the Southern District of New York.  The action, brought on behalf of a purported class of purchasers of the Company’s common shares during the period from January 14, 2005 to and including April 14, 2005 (the class period), alleges, among other things, that management provided the market misleading guidance as to anticipated revenues for the quarter ended February 28, 2005, and failed to correct this guidance on a timely basis.  The action claims violations of Section 10(b) of the Securities Exchange Act of 1934 (the “Exchange Act”) and Rule 10b-5 promulgated thereunder, as well as Section 20(a) of the Exchange Act, and seeks compensatory damages in an unspecified amount as well as the award of reasonable costs and expenses, including counsel and expert fees and costs.  In December 2005, the plaintiffs filed an amended complaint which added additional plaintiffs and sought to elaborate on the allegations contained in the complaint. The defendant’s counsel filed a motion to dismiss the complaint, which was denied. Plaintiffs have moved to confirm a class of purchasers of the Company’s shares during the class period, which was opposed by the Company’s counsel. We are awaiting a decision from the court. Briefing on that motion is expected to conclude in the fall of 2006. Discovery remains in the early stages, and the Company intends to defend the action vigorously. We expect the trial to occur in or about late 2007.

On September 27, 2006, Sunrise Equity Partners, L.P. (“Sunrise”) filed a complaint against the Company and its Chief Executive Officer in the United States District Court for the Southern District of New York alleging a violation of Section 10b-5 of the Securities Exchange Act of 1934 and a claim under New York common law for fraudulent and negligent misrepresentations in connection with Sunrise’s purchase of common shares and warrants in a private placement. The Plaintiff seeks $1.1 million of alleged damages, but Plaintiff’s counsel now advises that  he may amend to name a related plaintiff who has also sustained damages of $1.1 million. The defendants have filed the answer to the complaint and discovery has commenced. The Company intends to defend the action vigorously. Trial is expected to occur in or about early 2008.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At the Company’s annual and special meeting of shareholders on October 20, 2005, the shareholders of the Company voted on the following matters.

1. Election of the nominees for directors of the Company as a group;

2. Appointment of Tedder, James, Worden & Associates PA as auditors of the Company; and

3. A resolution authorizing the directors to fix the remuneration of the auditors of the Company.

The shareholders elected all of the nominated directors as follows:

Nominee	Votes Received	Votes Withheld

Thomas Danis	45,163,190	75,084

Michael Gerrior	45,162,192	76,084

Arthur Halloran	45,162,992	75,284

Michael Mullarkey	45,162,116	76,160

John Oltman	45,162,592	75,684

Steve Singh	45,162,592	75,684

Mitch Tuchman	45,161,692	76,584

The shareholders approved the appointment of Tedder, James, Worden & Associates PA as auditors of the Company. The results of the voting were: For 45,176,092; Against 57,331; Abstentions 4,853; and no broker non-votes.

The shareholders approved a resolution authorizing the directors to fix the remuneration of the auditors of the Company. The results of the voting were: For  45,472,172; Against 60,751; Abstentions 5,353; and no broker non-votes.

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

Workstream Inc. (Registrant)

DATE: January , 2007	By:	/s/ Michael Mullarkey
Michael Mullarkey,
Chairman of the Board and Chief Executive Officer (Principal Executive Officer)

DATE: January , 2007	By:	/s/ Stephen Lerch
Stephen Lerch, Executive Vice President
Chief Financial Officer / Chief Operating Officer (Principal Financial Officer)