Form 10-Q
period 2007-02-28
WORKSTREAM INC
filed 2007-04-16
CIK 1095266

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended February 28, 2007 OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from	______________________________	to ____________________________
Commission file number 001-15503

WORKSTREAM INC.
(Exact name of Registrant as specified in its charter)

Canada	N/A
(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification No.)

495 March Road, Suite 300, Ottawa, Ontario	K2K 3G1
(Address of Principal Executive Offices)	Zip Code)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No☒

As of February 28, 2007, there were 51,531,152 common shares, no par value, outstanding, excluding 108,304 common shares held in escrow.

WORKSTREAM INC.

Signatures

Exhibit 31.1

Exhibit 31.2

Exhibit 32.1

Exhibit 32.2

PART I. - FINANCIAL INFORMATION
ITEM 1 - CONSOLIDATED FINANCIAL STATEMENTS

WORKSTREAM INC.
CONSOLIDATED BALANCE SHEETS

	February 28, 2007	May 31, 2006
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$3,254,089	$4,577,040
Restricted cash	493,320	3,095,348
Short-term investments	3,389	302,197
Accounts receivable, net	4,325,032	3,100,779
Prepaid expenses and other assets	867,026	527,876
Total current assets	8,942,856	11,603,240

Cash equivalents held as compensating balance	10,000,000	-
Property and equipment, net	2,595,592	1,789,739
Other assets	210,330	87,468
Acquired intangible assets, net	3,897,159	8,067,423
Goodwill	45,276,411	44,721,859

TOTAL ASSETS	$70,922,348	$66,269,729

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,540,267	$2,476,980
Accrued liabilities	2,253,878	2,345,878
Accrued compensation	1,196,597	1,073,239
Line of credit	-	2,537,246
Current portion of long-term obligations	2,135,406	896,293
Deferred revenue	3,631,046	3,360,766

Total current liabilities	10,757,194	12,690,402
Long-term obligations	13,103,126	288,269
Deferred revenue	180,727	268,727
Total liabilities	24,041,047	13,247,398

Commitments and contingencies	-	-

STOCKHOLDERS’ EQUITY
Common stock, no par value: 51,531,152 and 50,960,845 shares issued and outstanding, respectively	112,549,177	111,991,328
Additional paid-in capital	10,613,403	7,547,393
Accumulated other comprehensive loss	(914,202)	(871,781)
Accumulated deficit	(75,367,077)	(65,644,609)
Total stockholders’ equity	46,881,301	53,022,331

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$70,922,348	$66,269,729

See accompanying notes to these consolidated financial statements.

WORKSTREAM INC.
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months ended February 28,		Nine Months ended February 28,
	2007	2006	2007	2006

Revenues:
Software	$2,497,246	$2,744,925	$7,607,435	$7,685,926
Professional services	888,777	612,808	3,334,811	2,201,432
Rewards and discount products	1,365,064	1,583,811	4,441,049	4,884,376
Career services	2,261,335	1,793,501	6,549,687	5,505,246
Revenues, net	7,012,422	6,735,045	21,932,982	20,276,980
Cost of revenues:
Rewards and discount products	1,153,208	1,173,133	3,578,714	3,683,797
Other	746,063	596,663	2,111,824	2,386,804
Cost of revenues (exclusive of amortization and depreciation)	1,899,270	1,769,796	5,690,538	6,070,601
Gross profit	5,113,152	4,965,249	16,242,444	14,206,379

Operating expenses:
Selling and marketing	1,995,558	1,813,258	5,553,445	4,879,292
General and administrative	3,876,064	3,606,542	10,890,740	11,064,856
Research and development	896,733	1,407,341	2,794,359	3,816,118
Amortization and depreciation	1,677,404	1,570,251	4,888,531	5,031,208
Total operating expenses	8,445,759	8,397,392	24,127,075	24,791,474

	(3,332,607)	(3,432,143)	(7,884,631)	(10,585,095)

Interest and other income	188,274	50,269	430,830	177,774
Interest and other expense	(1,206,883)	(44,727)	(2,168,033)	(111,738)
Other income (expense), net	(1,018,609)	5,542	(1,737,203)	66,036

Loss before income tax	(4,351,216)	(3,426,601)	(9,621,834)	(10,519,059)
Current income tax (expense)benefit	(29,428)	7,276	(100,626)	(41,355)
NET LOSS FOR THE PERIOD	$(4,380,644)	$(3,419,325)	$(9,722,460)	$(10,560,414)

Weighted average number of common shares outstanding	51,258,672	49,994,178	51,531,152	49,457,662
Basic and diluted net loss per share	$(0.09)	$(0.07)	$(0.19)	$(0.21)

See accompanying notes to these consolidated financial statements.

WORKSTREAM INC.
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months ended February 28,
	2007	2006
Operating activities:
Net loss for the period	$(9,722,460)	$(10,560,414)
Adjustments to reconcile net loss to net cash used in
operating activities:
Amortization and depreciation	4,851,418	4,991,076
Provision for bad debt	271,892	399,725
Non-cash compensation	673,510	172,569
Non-cash interest expense	1,372,801	-
Non-cash payment to consultants	-	42,061
Change in long-term portion of deferred revenue	(83,943)	-
Net change in operating components of working capital:
Accounts receivable	(1,752,127)	(62,958)
Prepaid expenses and other assets	(164,090)	(69,868)
Accounts payable and accrued expenses	(923,254)	1,061,993
Deferred revenue	278,046	923,030
Net cash used in operating activities	(5,198,207)	(3,102,786)

Investing activities:
Purchase of property and equipment	(497,891)	(5,107)
Cash paid for business combinations	2,747,943	(500,000)
Decrease/(increase) in restricted cash	77,889	298,474
Sale of short-term investments	-	72,699
Net cash provided by (used in) investing activities	2,327,941	(133,934)

Financing activities:
Proceeds from financing, net of financing costs	14,650,000	-
Cash equivalents held as compensating balance	(10,000,000)	-
Repayment of long-term obligations	(827,728)	(2,114,777)
Line of credit, net activity	(2,387,351)	138,836
Proceeds from exercise of options and warrants	-	10,836
Net cash provided by/(used in) financing activities	1,434,921	(1,961,105)
Effect of exchange rate changes on cash and cash equivalents	112,394	(277,743)

Net decrease in cash and cash equivalents	(1,322,951)	(5,479,568)
Cash and cash equivalents, beginning of period	4,577,040	11,811,611

Cash and cash equivalents, end of period	$3,254,089	$6,332,043

Supplemental disclosure of cash flow information:

Cash paid during the period for:
Interest	$761,029	$111,728
Income taxes	$100,626	$41,355

Non-cash investing and financing activities
Equipment acquired under capital leases	$1,097,501	$485,677
Discount or debt for fair value or warrants issued	$2,392,500

See accompanying notes to these consolidated financial statements.

WORKSTREAM INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Description of Company and Significant Accounting Policies

Description of the Company

Workstream Inc. (“Workstream” or the “Company”), is a provider of services and software for Human Capital Management (“HCM”). HCM is the process by which companies recruit, train, evaluate, motivate and retain their employees. Workstream offers software and services that address the needs of companies to more effectively manage their human capital management function. Workstream has two distinct reporting units: Enterprise Workforce Services and Career Networks. The Enterprise Workforce Services segment offers a suite of HCM software solutions, which includes recruitment, benefits administration and enrollment, performance management, development, succession planning, compensation management and employee awards and discounts programs. The Career Networks segment offers recruitment research, resume management and career transition services. In addition, Career Networks provides services through a web-site where job-seeking senior executives can search job databases and post their resumes, and companies and recruiters can post position openings and search for qualified senior executive candidates. Workstream conducts its business primarily in the United States of America and Canada.

Unaudited Interim Financial Information

The accompanying consolidated balance sheet as of February 28, 2007, the consolidated statements of operations for the three and nine months ended February 28, 2007 and 2006, and the consolidated statements of cash flows for the nine months ended February 28, 2007 and 2006 are unaudited but include all adjustments (consisting of normal recurring adjustments) that are, in the opinion of management, necessary for a fair presentation of our financial position at such dates and our results of operations and cash flows for the periods then ended, in conformity with accounting principles generally accepted in the United States of America (“GAAP”). The consolidated balance sheet as of May 31, 2006 has been derived from the audited consolidated financial statements at that date but, in accordance with the rules and regulations of the United States Securities and Exchange Commission (“SEC”), does not include all of the information and notes required by GAAP for complete financial statements. Operating results for the three and nine months ended February 28, 2007 are not necessarily indicative of results that may be expected for the entire fiscal year. The financial statements should be read in conjunction with the financial statements and notes for the fiscal year ended May 31, 2006 included in the Company’s Form 10-K filed with the SEC on July 28, 2006.

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

Significant estimates and assumptions made by management include the assessment of goodwill impairment. When assessing goodwill for possible impairment, significant estimates include future cash flow projections, future revenue growth rates and the appropriate discount rate. It is reasonably possible that those estimates may change in the near-term, significantly affecting future assessments of goodwill impairment. Other significant estimates include the determination of the provision for doubtful accounts receivable, valuing and estimating useful lives of intangible assets, valuing assets and liabilities acquired through business acquisitions, and estimating income tax valuation allowances.

Reclassifications

Certain prior period amounts have been reclassified to conform to the current period presentation.

Cash Equivalents and Short-Term Investments

Cash equivalents and short-term investments are stated at cost plus accrued interest, which approximates fair value. Cash equivalents are defined as highly liquid investments with terms to maturity at acquisition of three months or less. Short-term investments are defined as highly liquid investments with terms to maturity of more than three months but less than one year at the date of acquisition. All short-term investments are classified as available for sale.

Restricted Cash

Restricted cash consists of short-term investment balances used to collateralize the outstanding line of credit and term loan balances as well as certain lease and credit card agreements. The line of credit and term loan were paid off in October 2006; the leases and credit card agreements form part of current operations, and, accordingly, the restricted cash is classified as a current asset.

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

Leasehold Inducements

Leasehold inducements, which are included in long-term obligations in the accompanying balance sheets, are amortized over the term of the leases as a reduction in rent expense.

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

The Company provides various HCM software applications as an on-demand application service and also will occasionally still sell licenses to these applications. Revenue is generated through a variety of contractual arrangements.

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

Deferred Revenue

As described in the Revenue Recognition policy, the Company defers certain revenue received, principally advance billings on subscription and maintenance agreements, and recognizes it ratably over the applicable service period. If the revenue is expected to be recognized within the following twelve months, it is classified as a current liability on the consolidated balance sheet.

Stock-Based Compensation

The Company grants stock options and restricted stock units to employees, directors and consultants under the 2002 Amended and Restated Stock Option Plan (the “Plan”), which was most recently amended in October 2004. On June 1, 2006, the Company adopted the provisions of SFAS 123R, Share-based Payment, (“SFAS 123R”) requiring it to recognize expense related to the fair value of stock-based compensation awards. Management elected the modified prospective transition method as permitted by SFAS 123R. Under this transition method, stock-based compensation expense for the nine months ended February 28, 2007 includes compensation expense for the stock-based compensation awards granted prior to, but not yet vested as of June 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123, and compensation expense for all stock-based compensation awards granted subsequent to June 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS 123R.

Prior to June 1, 2006, the Company accounted for stock-based employee compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”) as opposed to the fair value method allowed by SFAS 123, Accounting for Stock-Based Compensation, (“SFAS 123”) as amended. Accordingly, no stock-based compensation is reflected in the statement of operations for the nine months ended February 28, 2006, as all options granted under the Plan had exercise prices equal to the fair market value of the underlying common stock on the date of the grant.

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

Foreign Currency Translation

These consolidated financial statements are presented in U.S. dollars. The parent company is located in Canada, and the functional currency of the parent company is the Canadian dollar. The Company’s subsidiaries use their local currency, which is the U.S. dollar, as their functional currency. Adjustments resulting from translating foreign functional currency financial statements into U.S. dollars are recorded as a separate component of stockholders’ equity. All assets and liabilities denominated in a foreign currency are translated into U.S. dollars at the exchange rate on the balance sheet date. Revenues and expenses are translated at the average exchange rate during the period. Equity transactions are translated using historical exchange rates. Foreign currency transaction gains and losses are included in net loss for the period and have not been material during the period ended February 28, 2007.

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

Note 2. Allowance for Doubtful Accounts

The following presents the details of the change in the allowance for doubtful accounts:

	Nine Months ended February 28, 2007	Year ended May 31, 2006

Balance at beginning of the period	$625,361	$495,402
Charged to bad debt expense	271,892	159,704
Write-offs and effect of exchange rate changes	(571)	(29,745)
Balance at end of the period	$896,682	$625,361

The Company uses historical experience and knowledge of and experience with specific customers in order to assess the adequacy of the allowance for doubtful accounts. Any adjustments to this account are reflected in the statement of operations as a general and administrative expense.

Note 3. Acquired Intangible Assets

 Acquired intangible assets consist of the following:

	February 28, 2007		May 31, 2006
	Cost	Accumulated Amortization	Cost	Accumulated Amortization

Customer base	$8,132,722	$6,965,309	$8,132,722	$5,815,423
Acquired technologies	22,191,121	19,872,679	22,191,121	17,001,665
Intellectual property	1,322,760	911,456	1,322,760	762,092
	$31,646,603	$27,749,444	31,646,603	$23,579,180
Less accumulated amortization	(27,749,444)		(23,579,180)
Net acquired intangible assets	$3,897,159		$8,067,423

Amortization expense for acquired intangible assets was $1,366,337 and $1,377,828 for the three months ended February 28, 2007 and 2006, respectively. Amortization expense for acquired intangible assets was $4,170,264 and $4,475,237 for the nine months ended February 28, 2007 and 2006, respectively. The estimated amortization expense, related to acquired intangible assets, in existence as of February 28, 2007 is as follows:

Remainder of Fiscal 2007:	$1,294,569
Fiscal 2008:	2,152,615
Fiscal 2009:	428,475
Fiscal 2010:	21,500
$3,897,159

Note 4. Goodwill

The following represents the detail of the changes in the goodwill account for the year ended May 31, 2006 and the nine months ended February 28, 2007:

	Enterprise
	Workforce	Career
	Services	Networks	Total
Goodwill at May 31, 2005	$29,825,840	$12,457,602	$42,283,442
Acquisitions during the year	2,441,372	-	2,441,372
Purchase price allocation adjustments made
within one year of acquisition date	(2,955)	-	(2,955)
Goodwill at May 31, 2006	32,264,257	12,457,602	44,721,859
Purchase price allocation adjustments made
within one year of acquisition date	554,552		554,552
Goodwill at February 28, 2007	$32,818,809	$12,457,602	$45,276,411

In January of 2007, the company issued 557,850 common shares in connection with the earn-out provision of the Exxceed purchase agreement that closed a year earlier.

Note 5. Long-Term Obligations

Long-term obligations consist of the following:

	February 28, 2007	May 31, 2006

Note payable	$13,217,657	$500,000
Note payable - other	58,776	58,776
Leasehold inducements	106,531	151,890
Settlement agreement payable	-	30,000
Guaranteed return-Hilco	637,188
Term loan	-	33,285
Capital lease obligations	1,218,380	410,611
	15,238,532	1,184,562
Less: current portion	2,135,406	896,293
	13,103,126	288,269

On October 12, 2006, the Company consummated a loan transaction pursuant to which it borrowed $15,000,000 under a Senior Secured Note Agreement. Under the terms of the agreement, interest on the loan was due monthly at a rate of prime plus 2.5% per annum for the initial 180 days and at a rate of prime plus 3.5% per annum for the remainder of the loan. As of February 28, 2007, the rate was 10.25%.  The term of the loan was for 545 days and could be prepaid at the option of the Company. The loan agreement contains various financial covenants that required the Company to maintain at all times at least $15,000,000 of qualified accounts receivable and cash and to maintain cash of at least $10,000,000. Estimated financing costs associated with the loan totaled $350,000. Financing costs are being amortized over the term of the loan to interest expense.

Upon repayment of the loan for any reason, the Company was going to pay to the lender an additional payment such that the lender receives an internal rate of return of 30% per annum during the initial 180 days of the loan and 40% per annum during the remainder of the term of the loan. The Company has accrued the difference between the interest paid to the lender and the guaranteed internal rate of return on a monthly basis to interest expense. At February 28, 2007, the accrued guaranteed return is $637,187 and is included in the total note payable balance outstanding.

In connection with loan, the Company issued the lender a warrant to purchase 2,750,000 shares of its common shares at an exercise price of $.01 per share. The fair value of the warrants was determined using the Black-Scholes pricing model and gave rise to an original issue discount on the loan of $2,392,500. The discount is being amortized over the term of the loan to interest expense. The shares issuable upon exercise of the warrants were required to be registered for resale within 120 days of the closing date of the loan.

On October 10, 2006, the Company liquidated certain short-term investments and used the funds to pay off the then outstanding balance of its line of credit and term loan as required by the terms of the new secured note agreement.

On January 4, 2007, the Company announced that the Board of Directors had approved an agreement in principle with its lender to amend the senior credit facility from a $15 million Senior Secured Note with an 18 month term, to a Senior Line of Credit, comprising a $5 million term note drawn against the line and an additional $10 million available through an accounts receivable backed credit facility. The agreement in principle provided, among other things, that the guaranteed internal rate of return payments would be eliminated effective January 1, 2007 pursuant to the terms of the definitive agreement. The amendment was subsequently executed and has an effective date of March 30, 2007. The cost of the amendment was a restructuring fee of $750,000, which included $637,000 of accrued interest under the previous guaranteed interest provisions through January 1, 2007. $200,000 of the fee was paid at closing and $550,000 is due in December 2007. The term loan will be amortized ratably on a 60 month amortization. The loan required annual renewal with the lender.

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

The company entered into capital lease obligations with IBM for a new data center facility. Leases relating to the new data center facility, amounting to $1,138,458 are included in the following schedule.  All capital leases are being paid on a monthly basis.

Lease Commitments

	Capital Leases	Operating Leases

2007	$156,210	35,314
2008	477,360	141,254
2009	390,921	141,254
2010	187,328	47,085
2011	6,561	-

Sub-Total	1,218,380	364,907

Plus: Amounts associated with interest	107,809	-
Total	$1,326,189	$364,907

Note 6.  Contingencies

On or about August 10, 2005, a class action lawsuit was filed against the Company, its Chief Executive Officer and its former Chief Financial Officer in the United States District Court for the Southern District of New York.  The action, brought on behalf of a purported class of purchasers of the Company’s common shares during the period from January 14, 2005 to and including April 14, 2005 (the class period), alleges, among other things, that management provided the market misleading guidance as to anticipated revenues for the quarter ended February 28, 2005, and failed to correct this guidance on a timely basis.  The action claims violations of Section 10(b) of the Securities Exchange Act of 1934 (the “Exchange Act”) and Rule 10b-5 promulgated there under, as well as Section 20(a) of the Exchange Act, and seeks compensatory damages in an unspecified amount as well as the award of reasonable costs and expenses, including counsel and expert fees and costs.  In December 2005, the plaintiffs filed an amended complaint which added additional plaintiffs and sought to elaborate on the allegations contained in the complaint. The defendant’s counsel filed a motion to dismiss the complaint, which was denied. The court has certified the case as a class action and has approved notice to the class.  Discovery is continuing.  Based on discovery to date, the Company expects to file a motion for a summary judgement at the close of discovery.  In the event the case is not disposed of on motion, we do expect trial to occur earlier than Spring 2008.

On September 27, 2006, an investor filed a complaint against the Company and its now former Chief Executive Officer in the United States District Court for the Southern District of New York alleging a violation of Section 10b-5 of the Securities Exchange Act of 1934 and a claim under New York common law for fraudulent and negligent misrepresentations in connection with the investor’s purchase of common shares and warrants in a private placement.  On April 11, 2007, Nathan A. Low ("Low") and Sunrise Foundation Trust ("Trust") filed a complaint against the Company and its former Chief Executive Officer in the United States District Court for the Southern District of New York alleging a violation of Section 10b-5 of the Securities Exchange Act of 1934 and a claim under New York common law for faudulent and negligent misrepresentation in connection with Low's and  Trust's purchase of common shares and warrants in a private placement.  The defendants have answered the initial complaint and the parties are engaged in discovery.  The defendants time to respond to the second complaint has not yet run.

The Company is subject to other legal proceedings and claims which arise in the ordinary course of business. The Company does not believe that the resolution of such actions will materially affect the Company’s business, results of operations or financial condition.

Note 7. Comprehensive Loss

Components of comprehensive loss were as follows:

	Three Months ended February 28,		Nine Months ended February 28,
	2007	2006	2007	2006
Net loss for the period	$(4,380,644)	$(3,419,325)	$(9,722,460)	$(10,560,414)
Other comprehensive income:
Cumulative translation adjustment (net of tax of $0)	(19,690)	18,466	(42,248)	66,002

Comprehensive loss for the period	$(4,400,334)	$(3,400,859)	$(9,764,708)	$(10,497,412)

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

On June 1, 2006, the Company adopted the provisions of SFAS 123R, which requires it to recognize expense related to the fair value of stock-based compensation awards. Management elected to use the modified prospective transition method as permitted by SFAS 123R and, therefore, the financial results for prior periods have not been restated. Under this transition method, stock-based compensation expense now includes compensation expense for all stock-based compensation awards granted prior to, but not vested as of June 1, 2006, based upon the grant date fair value estimated in accordance with the original provisions of SFAS 123. Stock-based compensation expense for all stock-based compensation awards granted on or subsequent to June 1, 2006 was based on the grant date fair value estimated in accordance with the provisions of SFAS 123R. Compensation expense for stock option awards is recognized on a straight-line basis over the requisite service period of the award.

The Company recognized $245,686 and $673,510 of stock-based compensation expense resulting from stock options in the consolidated statement of operations for the three and nine months ended February 28, 2007, respectively.

Cash proceeds from the exercise of stock options were $0 and $10,836 for the nine months ended February 28, 2007 and 2006, respectively.

Prior to the adoption of SFAS 123R, the Company accounted for the stock option plan using the intrinsic value method of accounting as defined by APB 25 and related interpretations. Under this method, no stock-based compensation expense is reflected in the results of operations for the nine months ended February 28, 2006, as all options granted under the Plan had exercise prices equal to the fair market value of the underlying common stock on the date of the grant.
The following reflects the impact of SFAS 123R on results of operations if the Company had recorded additional compensation expense relating to the employee stock options:

	Three Months Ended	Nine Months Ended
	February 28, 2006

Net loss, as reported	$(3,419,325)	$(10,560,414)
Add: stock-based compensation expense included in reported net income	44,109	114,606
Deduct: total stock-based compensation expense determined under fair value based method for all awards	(277,716)	(792,006)
Net loss, pro forma	$(3,652,932)	$(11,237,814)
Weighted average common shares outstanding during the period	49,994,178	49,457,662
Basic and diluted loss per share:
As reported	$(0.07)	$(0.21)
Pro forma	$(0.07)	$(0.23)

The fair value of options granted was estimated at the date of grant using the Black Scholes option-pricing model with the following assumptions:

	Three Months Ended		Nine Months Ended
	February 28,		February 28,
	2007	2006	2007	2006

Weighted-average risk free interest rates	4.7%	4.4%	4.8%	4.3%
Expected dividend yield	0%	0%	0%	0%
Weighted-average expected volatility	72%	83%	69%	83%
Expected life (in years)	3.5	3.5	3.5	3.5

The computation of the expected volatility for the three and nine months ended February 28, 2007 is based upon historical implied volatility. The computation of expected life is based on historical exercise patterns and management’s estimates of future behavior. The interest rate for periods within the contractual life of the award is based on the U.S. Treasury yield curve in effect at the time of the grant.

Stock option activity and related information is summarized as follows:
	Number of Options	Weighted Average Exercise Price	Weighted Average Fair Value	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value

Balance outstanding - May 31, 2005	2,254,085	$2.29
Granted	818,450	1.57	$0.93
Exercised	(104,740)	0.99
Forfeited	(768,892)	2.22
Balance outstanding - May 31, 2006	2,198,903	2.11
Granted	2,533,600	1.12	0.68
Forfeited	(828,993)	2.13
Balance outstanding - February 28, 2007	3,903,510	$1.45		5.86	32,596
Exercisable - February 28, 2007	806,875	$1.81		2.29	-

The aggregate intrinsic value in the table above represents total intrinsic value (of options in the money), which is the difference between the Company’s closing stock price on the last trading day of the third quarter of fiscal 2007 and the exercise price times the number of shares, that would have been received by the option holders had the option holders exercised their options on February 28, 2007.

As of February 28, 2007, approximately $1,463,000 of total unrecognized compensation costs related to non-vested stock options is expected to be recognized over the weighted average period of 1.8 years.

As of February 28, 2007, 623,336 restricted stock units have been awarded to directors and certain senior managers of the Company of which 66,662 were vested at that date. Stock based compensation expense of $43,209 and $116,259, respectively, has been recorded for the three and nine month period then ended.

On December 3, 2006, the Company hired a President for the Enterprise Workforce segment of the business, now the president and CEO of the Company.  In connection thereto, the new president received, as part of his compensation package, a grant of 1,000,000 stock options at an exercise price of $0.85, the closing market price of the Company stock on that date, and 250,000 restricted stock units.  The options are valued using the Black Scholes method and vest over a 3 year period.

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

Business Segments
	Enterprise
	Workforce	Career
	Services	Networks	Total
Three Months ended February 28, 2007

Software	$2,497,246	-	$2,497,246
Professional services	888,777	-	888,777
Rewards and discount products	1,365,064	-	1,365,064
Career services	-	2,261,335	2,261,335
Revenue, net	4,751,087	2,261,335	7,012,422
Cost of revenues, rewards and discount products	1,153,207	-	1,153,207
Cost of revenues, other	639,341	106,722	746,063
Gross profit	2,958,539	2,154,613	5,113,152
Expenses	4,744,628	2,023,726	6,768,355
Amortization and depreciation	1,659,526	17,878	1,677,404
Business segment loss	$(3,445,615)	113,009
Other expense, net and impact of income taxes			1,048,037
Net loss			(4,380,644)

	Enterprise
	Workforce	Career
	Services	Networks	Total

Nine Months ended February 28, 2007

Software	$7,607,435	-	$7,607,435
Professional services	3,334,811	-	3,334,811
Rewards and discount products	4,441,049	-	4,441,049
Career services	-	6,549,687	6,549,687
Revenue, net	15,383,295	6,549,687	21,932,982
Cost of revenues, rewards and discount products	3,578,714	-	3,578,714
Cost of revenues, other	1,696,377	415,447	2,111,824
Gross profit	10,108,204	6,134,240	16,242,444
Expenses	13,210,208	6,028,336	19,238,544
Amortization and depreciation	4,816,469	72,062	4,888,531
Business segment loss	$(7,918,473)	33,842
Other expense, net and impact of income taxes			1,837,829
Net loss			(9,722,460)

	Enterprise
	Workforce	Career
	Services	Networks	Total
As at February 28, 2007

Business segment assets	$7,353,913	644,068	$7,997,981
Intangible assets	3,897,159	-	3,897,159
Goodwill	32,818,809	12,457,602	45,276,411
	$44,069,881	13,101,670	$57,171,551
Assets not allocated to business segments			13,750,797

Total assets			$70,922,348

	Enterprise
	Workforce	Career
	Services	Networks	Total

Three Months ended February 28, 2006

Software and professional services	$3,357,733	$-	$3,357,733
Rewards and tickets	1,583,811	-	1,583,811
Career Networks revenue	-	1,793,501	1,793,501
Revenue, net	4,941,544	1,793,501	6,735,045
Cost of revenues, rewards and tickets	1,173,133	-	1,173,133
Cost of revenues, other	433,233	163,430	596,663
Gross profit	3,335,178	1,630,071	4,965,249
Expenses	5,138,553	1,688,588	6,827,141
Amortization and depreciation	1,532,394	37,857	1,570,251
Business segment loss	$(3,335,769)	(96,374)
Other income and impact of income taxes			12,818
Net loss			$(3,419,325)

	Workforce	Career
	Services	Networks	Total

Nine Months ended February 28, 2006

Software and professional services	$9,887,358	-	$9,887,358
Rewards and tickets	4,884,376	-	4,884,376
Career Networks revenue	-	5,505,246	5,505,246
Revenue, net	14,771,734	5,505,246	20,276,980
Cost of revenues, rewards and tickets	3,683,797	-	3,683,797
Cost of revenues, other	1,848,274	538,530	2,386,804
Gross profit	9,239,663	4,966,716	14,206,379
Expenses	14,432,600	5,327,665	19,760,265
Amortization and depreciation	4,918,261	112,948	5,031,209
Business segment loss	$(10,111,198)	(473,897)
Other income and impact of income taxes			24,681
Net loss			$(10,560,414)

	Enterprise
	Workforce	Career
	Services	Networks	Total

As at May 31, 2006

Business segment assets	$4,829,600	$676,262	$5,505,862
Intangible assets	8,052,062	15,361	8,067,423
Goodwill	32,264,257	12,457,602	44,721,859
	$45,145,919	$13,149,225	58,295,144
Assets not allocated to business segments			7,974,585
Total assets			$66,269,729

Geographic
	Canada	United States	Total

Three Months ended February 28, 2007
Revenue	$354,217	$6,658,203	$7,012,420
Expenses	1,199,116	9,145,914	10,345,030
Geographical loss	(844,899)	(2,487,711)	(3,332,610)
Other expenses and impact of income taxes			1,048,034
Net loss			$(4,380,644)

	Canada	United States	Total

Nine Months ended February 28, 2007

Revenue	$1,155,330	20,777,651	$21,932,981
Expenses	3,317,059	26,500,555	29,817,614
Geographical loss	(2,161,729)	(5,722,904)	(7,884,633)
Other expenses and impact of income taxes			1,837,827
Net loss			$(9,722,460)

	Canada	United States	Total
As at February 28, 2007
Long-lived assets	$2,169,588	49,809,905	$51,979,493
Other assets			18,942,855
Total assets			$70,922,348

	Canada	United States	Total

Three Months ended February 28, 2006

Revenue	$351,707	$6,383,338	$6,735,045
Expenses	1,110,179	9,057,009	10,167,188
Geographical loss	$(758,472)	$(2,673,671)	(3,432,143)
Other income and impact of income taxes			12,818
Net loss			$(3,419,325)

	Canada	United States	Total

Nine Months ended February 28, 2006

Revenue	$1,502,209	$18,774,771	$20,276,980
Expenses	3,345,793	27,516,282	30,862,075
Geographical loss	$(1,843,584)	$(8,741,511)	(10,585,095)
Other income and impact of income taxes			24,681
Net loss			$(10,560,414)

	Canada	United States	Total
As at May 31, 2006

Long-lived assets	$1,233,363	$53,433,126	$54,666,489
Current assets			11,603,240
Total assets			$66,269,729

Note 10. Net Income (Loss) per Share

Because the Company reported a net loss during the nine-month periods ended February 28, 2007 and 2006, the Company excluded the impact of its common stock equivalents in the computation of dilutive earnings per share for these periods, as their effect would be anti-dilutive. The following outstanding instruments could potentially dilute basic earnings per share in the future:

February 28, 2007
Stock options	2,974,701
Restricted stock units	623,336
Escrowed shares	108,304
Warrants	6,137,500
Potential increase in number of shares from dilutive instruments	9,843,841

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

The following discussion and analysis should be read in conjunction with our unaudited consolidated financial statements and accompanying notes for the three-month and nine-month periods ended February 28, 2007. All figures are in United States dollars, except as otherwise noted.

OVERVIEW

We are a provider of services and web-based software for Human Capital Management (“HCM”). HCM is the process by which companies recruit, train, evaluate, motivate, develop and retain their employees. We offer software and services that focus on talent management and address the needs of companies to more effectively manage their human capital management function. We believe that our integrated end-to-end talent management suite, which brings together all of our modular stand -alone applications on a common platform, is a more efficient and effective than traditional methods of human resource management.

We have two distinct operating segments, which are the Enterprise Workforce Services and Career Networks segments. The Enterprise Workforce Services segment primarily consists of HCM software, professional services and products sold as part of reward and discount programs. Specifically, our Enterprise Workforce Services segment offers a complete suite of HCM software solutions, which address performance, compensation, development , recruitment, benefits, and rewards. The Career Networks segment consists of career transition, applicant sourcing and recruitment research services.

Our business has changed significantly since fiscal 2002. From fiscal 2002 through fiscal 2006, we completed the acquisition of seventeen businesses. These acquisitions have enabled us to expand and enhance our available HCM software applications, increase our service offerings and correspondingly increase our revenue streams. Subsequent to the acquisitions, we have concentrated on integrating the acquired entities, expanding the reach of the existing business and identifying other potential acquisition targets. When we complete an acquisition, we combine the business of the acquired entity into the Company’s existing operations. We expect that this will significantly reduce the administrative expenses associated with the business prior to the acquisition. The acquired business is not maintained as a stand-alone business operation. Therefore, we do not separately account for the acquired business, including its profitability. Rather, it is included in one of our two business segments and is evaluated as part of the entire segment.

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

The Company derives revenue from various sources including the following: subscription and hosting fees; licensing of software; software maintenance fees; professional services related to software implementation, customization and training; sale of products and tickets through the Company’s employee discount and rewards software module; career transition services; recruitment research services; and applicant sourcing.

In general, the Company recognizes revenue when all of the revenue recognition criteria are met, which is typically when:
•	Evidence of an arrangement exists
•	Services have been provided or goods have been delivered
•	The price is fixed or determinable
•	Collection is reasonably assured.

The Company provides various HCM software applications as an on-demand application service and will occasionally still sell licenses to these applications. Revenue is generated through a variety of contractual arrangements.

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

We apply significant judgment in recording deferred tax assets, which primarily are the result of loss carry forwards of companies that we acquired and loss carry forwards internally generated. In addition, we make certain assumptions about if and when these deferred tax assets will be utilized and record a valuation reserve if appropriate. These determinations require estimates of future profits to be forecasted. Actual results may differ from amounts estimated.

RESULTS OF OPERATIONS

The following table sets forth certain condensed consolidated statements of operations data expressed as a percentage of total revenue for the periods indicated. Period-to-period comparisons of our financial results are not necessarily meaningful and you should not rely on them as an indication of future performance.

	Three Months ended		Nine Months ended
	February 28,		February 28,
	2007	2006	2007	2006
Revenues:
Software	36%	40%	35%	38%
Professional services	13%	9%	15%	11%
Rewards and discount products	19%	24%	20%	24%
Career services	32%	27%	30%	27%
Revenues, net	100%	100%	100%	100%
Cost of revenues:
Rewards and discount products	17%	17%	16%	18%
Other	10%	9%	10%	12%
Cost of revenues (exclusive of the amortization and depreciation expense noted below)	27%	26%	26%	30%
Gross profit	73%	74%	74%	70%

Operating expenses:
Selling and marketing	28%	27%	25%	24%
General and administrative	55%	54%	50%	55%
Research and development	13%	21%	13%	19%
Amortization and depreciation	24%	23%	22%	25%
Total operating expenses	120%	125%	110%	123%

	-48%	-51%	-36%	-52%

Interest and other income	3%	1%	2%	1%
Interest and other expense	-17%	-1%	-10%	-1%
Other income (expense), net	-14%	0%	-8%	0%

Loss before income tax	-62%	-51%	-44%	-52%
Current income tax expense	0%	0%	0%	0%
NET LOSS FOR THE PERIOD	-62%	-51%	-44%	-52%

REVENUES

Consolidated revenues were $7,012,422 for third quarter 2007 compared to $6,735,045 for third quarter 2006, an increase of $277,377 or 4%.

Consolidated revenues were $21,932,982 for the nine months ended February 28, 2007 compared to $20,276,980 for nine months ended February 28, 2006, an increase of $1,656,002 or 8%.

Enterprise Workforce Solutions revenues for third quarter 2007 were $4,751,087 compared to $4,941,544 for third quarter 2006, a decrease of $190,457 or 4%. Subscription and maintenance revenue remained relatively flat to the comparable prior period and license and other software revenue were lower by $99,000. Professional services were higher by $275,000 reflecting the stronger level of utilization throughout fiscal 2007. This was driven, in large measure, by a number of enhancement and upgrade projects to existing customers resulting from the product releases that came out in the spring of 2006. Rewards revenue decreased $217,000 on lower redemption volumes in the existing customer base compared to the prior year.

Career Networks revenues for third quarter 2007 were $2,261,335 compared to $1,793,501 for third quarter 2006, an increase of $467,854 or 26%. The outplacement business accounted for $1,198,117 of the increase using a combination of stronger lead flow, higher conversion ratios and an increase in revenue per transaction with the enhanced service offering. Both the job board and recruitment services businesses showed modest gains to the prior year.

Enterprise Workforce Solutions revenues for the nine months ended February 28, 2007 were $15,383,295 compared to $14,771,734 for the nine months ended February 28, 2006, an increase of $611,561 or 4%. Professional services were $1,139,000 higher compared to prior year on stronger billable hour volume related to providing more services to the existing customer base. Recurring software revenue was even to the prior nine-month period as the impact of new bookings and up-sells was offset by some attrition in the file. The rewards business declined $436,000 to the comparable prior period on lower volume of product fulfillments to the same customer base.

Career Networks revenues for the nine months ended February 28, 2007 were $6,549,687 compared to $5,505,246 for the nine months ended February 28, 2006, an increase of $1,044,411 or 19%. The increase in the outplacement business of $1,219,666 was driven by increased transaction volume, as well as, a higher level of revenue per transaction. The job board business was higher by $32,076 compared to the comparable prior period on slight increases in both subscription and advertising revenue. Recruitment services increased $22,645 over the prior period.

COST OF REVENUES AND GROSS PROFIT

Cost of revenues for third quarter 2007 was $1,899,270 compared to $1,769,796 for third quarter 2006, an increase of $129,474 or 7%. Gross profits were $5,113,152 for third quarter 2007 or 73% of revenues compared to $4,965,249 or 74% of revenues for third quarter 2006.

Enterprise Workforce Services cost of revenues accounted for $1,792,548 of the total cost of revenues for third quarter 2007 compared to $1,606,366 for third quarter 2006, an increase of $186,182 or 12%. Enterprise Workforce Services gross profit was $2,958,538 or 62% for third quarter 2007 compared to $3,335,178 or 67% for third quarter 2006. Software margins were up 7% as the cost of hosting reflects some redundant costs during the migration of certain of our customers from subcontracted hosting partners to the new Fusepoint hosting facility in Toronto. This centralization move is expected to be completed by early summer. Professional services margins declined 15% based on the higher utilization of our consulting group and increased billable hours. Rewards margins declined 10% primarily due to product mix changes associated with an increase this year in gift cards, which are a lower margin item compared to most of the other products available for redemption.

Career Networks cost of revenues accounted for $106,722 of the total cost of revenues for third quarter 2007 and $163,430 for third quarter 2006, a decrease of $56,708 or 35%. Career Networks gross profit was $2,154,613 or 95% of revenues for third quarter 2007 compared to $1,630,071 or 91% of revenue for third quarter 2006.

Cost of revenues for the nine months ended February 28, 2007was $5,690,538 compared to $6,070,601 for the nine months ended February 28, 2006, a decrease of $380,063 or 6%. Gross profits were $16,242,444 for nine months ended February 28, 2007or 74% of revenues compared to $14,206,379 or 70% of revenues for the nine months ended February 28, 2006.

Enterprise Workforce Services cost of revenues accounted for $5,275,776 of the total cost of revenues for the nine months ended February 28, 2007compared to $5,532,071 for nine months ended February 28, 2006, a decrease of $256,295 or 5%. Enterprise Workforce Services gross profit was $10,108,204 or 66% for the nine months ended February 28, 2007compared to $9,239,663 or 63% for the nine months ended February 28, 2006.

Career Networks cost of revenues accounted for $414,792 of the total cost of revenues for the nine months ended February 28, 2007and $538,530 for the nine months ended February 28, 2006, a decrease of $123,738 or 23%. Career Networks gross profit was $6,134,925 or 94% of revenues for the nine months ended February 28, 2007 compared to $4,966,716 or 90% of revenue for the nine months ended February 28, 2006.

SELLING AND MARKETING EXPENSE

Selling and marketing expenses were $1,995,558 for third quarter 2007 compared to $1,813,258 for third quarter 2006, an increase of $182,300 or 10%. This increase was primarily attributable to a higher level of variable compensation associated with the increase in the outplacement business revenue and a slight increase in advertising expense in the job board business. Overall marketing costs in the software business were relatively stable compared to the prior year.

Selling and marketing expenses were $5,553,445 for the nine months ended February 28, 2007 compared to 4,879,292 for the nine months ended February 28, 2006, an increase of $674,153 or 14%. The majority of this increase relates to variable compensation on the higher level of outplacement sales. There were also smaller increases in sales support and communication costs compared to prior year. Marketing expenses year to date were comparable to the prior period. The Company is currently evaluating an additional investment in its sales force involving increased sales and support personnel, a telesales group and more software industry experienced management. Additionally, the plan calls for further marketing expenses to support the sales efforts. This investment would entail a higher level of sales and marketing expenses for the foreseeable future.

GENERAL AND ADMINISTRATIVE EXPENSE

General and administrative expenses were $3,876,064 for third quarter 2007 compared to $3,606,542 for third quarter 2006, an increase of $269,522 or 7%. In first quarter 2007, we adopted FAS 123R, which required us to include in compensation expense the estimated fair value of stock options granted to employees. Prior to the adoption of FAS 123R, this expense was included as a footnote disclosure only. The non-cash compensation expense associated with the adoption of FAS 123R for third quarter 2007 was $202,477. An additional $43,209 in non-cash compensation expense relating to certain restricted stock units granted to the senior executive group and the Board of Directors was also recognized in second quarter 2007. Professional fees were higher in the current period as legal expense, primarily associated with the class action litigation and Sunrise complaint, increased $122,284. This was offset by lower audit fees

General and administrative expenses were $10,890,740 for the nine months ended February 28, 2007 compared to $11,064,856 for the nine months ended February 28, 2006 a decrease of 174,116 or 2%. Non cash compensation expense year to date was $673,510.

RESEARCH AND DEVELOPMENT EXPENSE

Research and development costs were $896,733 for third quarter 2007 compared to $1,407,341 for third quarter 2006, a decrease of $510,608 or 36%. This decrease reflects a reduction in the use of outside contractors subsequent to the two significant product releases in February and April of 2006. During fiscal 2006, the Company made a significant investment to update and enhance its acquired technology, standardize and integrate the software applications and build out the talent management suite platform. The Company used outside consultants and offshore development contractors to augment its existing development team and these resources were reduced after the product releases.

Research and development costs were $2,794,359 for the nine months ended February 28, 2007compared to $3,816,118 for the nine months ended February 28, 2006, a decrease of $1,021,759 or 27%. As noted previously, the current product development plan has enabled us to reduce the use of outside contractors so far throughout fiscal 2007 at a significant savings. The Company is currently evaluating the development of “middle market” software applications that may be more suitable and cost-effective for smaller companies. Additionally, a number of other enhancements are contemplated, including the development of further multi-lingual and multicurrency capabilities to allow for international expansion within and outside of our current customer base. The impact of these plans would require a ramping back up of outside contractors over the next two to three quarters and a corresponding higher expense in those periods.

AMORTIZATION AND DEPRECIATION

Amortization and depreciation expense was $1,677,404 for third quarter 2007 compared to $1,570,251 for third quarter 2006, an increase of $107,153 or 7%. Amortization continues to decrease as the impact of the intangible assets recorded from acquisitions made during the 2003 to 2005 time frame becomes fully amortized. The decrease was moderated slightly by a full quarter’s impact of amortization of intangible assets acquired in the Exceed acquisition in January 2006. Depreciation increased $118,000 compared to the prior year period largely attributable to the capital leases used to finance the hardware and software being used in the Fusepoint hosting facility.

Amortization and depreciation expense was $4,888,531 for the nine months ended February 28, 2007compared to $5,031,208 for the nine months ended February 28, 2006, and a decrease of $142,677 or 3%. Amortization was lower by $305,000 compared to the prior year quarter. Depreciation increased by $162,000 reflecting the aforementioned capital lease financing for Fusepoint.

INTEREST AND OTHER EXPENSE

Interest and other expense was $1,206,883 for third quarter 2007 compared to $44,727 for third quarter 2006, an increase of $1,162,156. This is wholly attributable to the $15 million Secured Note Agreement entered into in October of 2006. The interest expense includes interest paid of prime plus 2.5% on the note, an accrual for the excess interest required over the amount paid to meet the guaranteed rate of return provisions, accretion of warrant expense for warrants issued in conjunction with the debt obligation and amortization of prepaid financing costs.

Interest and other expense was $2,168,033 for the nine months ended February 28, 2007 compared to $111,738 for the nine months ended February 28, 2007, an increase of 2,056,295. The interest expense relates to the $15 million Secured Note facility as described above. In March of 2007, the Company executed an amendment to the Secured Note Agreement that entailed paying back $10 million and converting that amount to an asset backed line of credit based on eligible accounts receivable. The remaining $5 million converts to a term loan amortizing over 60 months, with a renewal provision in February 2008. Also, effective January 1, 2007, the guaranteed interest provisions were eliminated and the base rate was increased 1%. The cost of the amendment was a restructuring fee of $750,000, which included $637,000 of accrued interest under the guaranteed interest provisions through the effective date. $200,000 of the fee was due at closing and $550,000 in December 2007.

Our exposure to interest rate fluctuations relates primarily to our short-term investment portfolio and our Secured Note Agreement. We invest our surplus cash primarily in short-term bank commercial paper.

INTEREST AND OTHER INCOME

Interest and other income was $188,274 for third quarter 2007 compared to $50,269 for third quarter 2006, an increase of $138,005 or 275%. The Company has invested the proceeds from the secured Note facility in short term commercial paper.

Interest and other income was $430,830 for the nine months ended February 28, 2007 compared to $177,774 for the nine months ended February 28, 2006, an increase of $253,056 or 142%.

LIQUIDITY AND CAPITAL RESOURCES

At February 28, 2007, we maintained $3,257,478 in cash, cash equivalents and short-term investments. Working capital, which represents current assets less current liabilities, was negative $1,814,338.

At February 28, 2007, $493,320 was restricted from use in order to collateralize various lease arrangements and credit card agreements. The restricted cash guaranteeing the leases will periodically decrease according to the terms of the lease agreements.

For the nine months ended February 28, 2007, cash used in operations totaled $5,198,207, consisting primarily of the net loss for the period which, after reducing for non-cash expenses of $7,169,621, was $2,552,839, as well as, a decrease in working capital of $2,645,368. The decrease in working capital is primarily due to an increase in accounts receivable and lower levels of accounts payable and accrued liabilities offset by a slight increase in deferred revenue at the end of the third quarter. Advance subscription billings are higher in the January and February months than at the beginning of the year and consequently days sales outstanding are temporarily higher than at May 31. Additionally, the higher level of receivables reflects the increase in professional services billings that were driven by higher volumes of billable hours in the third quarter. The lower level of payables and accruals from the beginning of the year include some settlements and other similar items that were satisfied in the first quarter as well as the timing of certain payments.

Net cash provided by investing activities during the nine months ended February 28, 2007 was $2,327,941 primarily attributable to the release of the restricted cash held as compensating balance for the line of credit that was paid off in October 2006. Capital expenditures for the period amounted to $497,891 and proceeds from the sale of short term investments amounted to $77,889.

Net cash provided by financing activities during the nine months ended February 28, 2007 was $1,434,921. Net proceeds from the Secured Note Agreement were $14,650,000, offset by cash equivalents held as compensating balance of $10,000,000. Other outflows consisted primarily of the aforementioned repayment of the line of credit required in conjunction with the financing and payments on capital lease obligations.

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

In connection with the loan, the Company issued the lender a warrant to purchase 2,750,000 shares of its common shares at an exercise price of $.01 per share, giving rise to an original issue discount on the loan. The shares issuable upon exercise of the warrants have been registered for resale with an S-3 filed in February, 2007.

On January 4, 2007, the Company announced that the Board of Directors had approved an agreement in principle with its lender to amend the senior credit facility from a $15 million Senior Secured Note with an 18 month term, to a Senior Line of Credit, comprising a $5 million term note drawn against the line and an additional $10 million available through an accounts receivable backed credit facility. The agreement in principle provided, among other things, that the guaranteed internal rate of return payments would be eliminated effective January 1, 2007 pursuant to the terms of the definitive agreement. The amendment was subsequently executed and has an effective date of March 30, 2007. The cost of the amendment was a restructuring fee of $750,000, which included $637,000 of accrued interest under the previous guaranteed interest provisions through January 1, 2007. $200,000 of the fee was paid at closing and $550,000 is due in December 2007.

The Company’s original 2007 budget assumed reduced levels of investment in product and research and development spending, increased revenue from both operating segments, an overall lower level of recurring operating expenses and a net positive cash flow yield from operations for the fiscal year, all of which were geared to enable the Company to generate cash flow from operations.

Management is currently evaluating a plan that would entail further investment in research and development over the next three quarters to develop a “middle-market” product that should enable the Company to compete more cost-effectively in that marketplace. Additionally, development plans include expanded multi-lingual and multicurrency capabilities, enhanced user reporting and a number of other things, all scheduled for release in the fall of 2007. Management has also developed a plan for additional concurrent investment in its sales force involving increased sales and support personnel, a telesales group and more software industry experienced management. The plan includes further marketing expenses to support the sales efforts. This investment would entail a higher level of sales and marketing expenses for the foreseeable future. Management has presented the plan to the Board of Directors in connection with its fourth quarter reforecast and 2008 budget. It is management’s belief that in order for the Company to capitalize on the human capital market movement towards the expanded use of compensation, performance and development software applications and take full advantage of the highly functional and efficient software applications we currently have in those areas, a short term research and development investment coupled with both shorter and longer term sales and marketing growth plan is necessary.

In conjunction with the development of the plan, management and the Board are evaluating various funding alternatives for the level of investment that may be necessary. Capital alternatives range from looking at various forms of equity financing, a possible sale of non-software assets and/or additional/ further restructured financing. Final decisions regarding the plan are expected by the end of April of 2007.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are primarily exposed to market risks associated with fluctuations in interest rates and foreign currency exchange rates.

INTEREST RATE RISKS

The Company’s loan agreement accrues interest payable currently at a variable rate based on the bank’s prime rate. Fluctuations in the prime rate could impact the Company’s financial results. Subsequent to the amendment to restructure the financing, a 1% increase in interest rates would have an annul impact of $50,000. This impact could be higher if the Company draws down on its line of credit facility.

FOREIGN CURRENCY RISK

We have monetary assets and liabilities denominated in Canadian dollars. As a result, fluctuations in the exchange rate of the Canadian dollar against the U.S. dollar will impact our reported net asset position and net income or loss. A 10% change in foreign exchange rates would result in a change in our reported net asset position of approximately $42,000, and a change in the reported net loss for the nine-month period ended February 28, 2007 of approximately $(4,000).

ITEM 4. CONTROLS AND PROCEDURES

As of February 28, 2007, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of our disclosure controls and procedures. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms. There were no changes during the quarter ended February 28, 2007 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On or about August 10, 2005, a class action lawsuit was filed against the Company, its Chief Executive Officer and its former Chief Financial Officer in the United States District Court for the Southern District of New York.  The action, brought on behalf of a purported class of purchasers of the Company’s common shares during the period from January 14, 2005 to and including April 14, 2005 (the class period), alleges, among other things, that management provided the market misleading guidance as to anticipated revenues for the quarter ended February 28, 2005, and failed to correct this guidance on a timely basis.  The action claims violations of Section 10(b) of the Securities Exchange Act of 1934 (the “Exchange Act”) and Rule 10b-5 promulgated thereunder, as well as Section 20(a) of the Exchange Act, and seeks compensatory damages in an unspecified amount as well as the award of reasonable costs and expenses, including counsel and expert fees and costs.  In December 2005, the plaintiffs filed an amended complaint which added additional plaintiffs and sought to elaborate on the allegations contained in the complaint. The defendant’s counsel filed a motion to dismiss the complaint, which was denied. The Court has certified the case as a class action and has approved notice to the class.  Discovery is continuing.  Based on discovery to date, the Company expects to file a motion for summary judgement at the close of discovery.  In the event the case is not disposed of on motion, we do not expect trial to occur earlier than Spring 2008.

On September 27, 2006, Sunrise Equity Partners, L.P. (“Sunrise”) filed a complaint against the Company and its now former Chief Executive Officer in the United States District Court for the Southern District of New York alleging a violation of Section 10b-5 of the Securities Exchange Act of 1934 and a claim under New York common law for fraudulent and negligent misrepresentations in connection with Sunrise’s purchase of common shares and warrants in a private placement. On April 11, 2007, Nathan A. Low (“Low”) and Sunrise Foundation Trust (“Trust”) filed a complaint against the Company and its former Chief Executive Officer in the United States District Court for the Southern District of New York alleging a violation of Section 10b-5 of the Securities Exchange Act of 1934 and a claim under New York common law for fraudulent and negligent misrepresentations in connection with Low’s and the Trust’s purchase of common shares and warrants in a private placement. The defendants have answered the initial complaint and the parties engaged in discovery.  The defendants time to respond to the second complaint has not yet run.

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

The Company’s plan for investment may not be successful

The Board of Directors are currently reviewing management’s proposed investment plan. It is management’s intention to make significant near-term investments in Research & Development and Sales & Marketing in addition to ongoing investments in Sales & Marketing. These investments are expected to increase the Company’s operating losses through at least the next two to three quarters until the expected revenue begins to materialize. We have no assurance that we will be able to secure the funding for these investments. If we are able to obtain the appropriate level of funding, we have no assurance that making the investment will achieve the desired results of increased and accelerated revenue growth, positive cash flow from operations that could ultimately result in a profitable enterprise.

We may not be able to repay our debt obligations under our March 2007 restructured loan agreement when they become due.

The Company may not be able to repay all or a portion of the principal when they become due, which would result in an event of default under the loan agreement.

The exercise of warrants issued in connection with the $15 million Secured Note Agreement could cause the market price of our common shares to decline and result in dilution.

In connection with the October 2006 loan agreement, the Company issued the lender warrants to purchase 2,750,000 shares of its common shares at an exercise price of $.01 per share. The Company entered into a registration rights agreement pursuant to which it registered the common shares underlying the warrants. If the lender exercises the warrants and sells the underlying common shares, the market price of our common shares could decline and the stock holdings of existing shareholders would be diluted.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 6. EXHIBITS

Exhibit No.       Description

31.1  Certification of Deepak Gupta pursuant to Rule 13a-14(a).

31.2  Certification of Stephen Lerch pursuant to Rule 13a-14(a).

32.1  Certification of Deepak Gupta pursuant to 18 U.S.C. Section 1350.

32.2  Certification of Stephen Lerch pursuant to 18 U.S.C. Section 1350.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Workstream Inc. (Registrant)
DATE:	By: /s/ Deepak Gupta
Deepak Gupta, President and Chief Executive Officer (Principal Executive Officer)

DATE:	By: /s/ Stephen Lerch
Stephen Lerch, Executive Vice President Chief Financial Officer / Chief Operating Officer (Principal Financial Officer)