Form 10-K
period 2007-05-31
WORKSTREAM INC
filed 2007-08-20
CIK 1095266

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT
PURSUANT TO SECTIONS 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

 (MARK ONE)
☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE  SECURITIES  EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED: MAY 31, 2007
OR
☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE  SECURITIES EXCHANGE ACT OF 1934
FOR THE TRANSITION PERIOD FROM ________________ TO _____________

COMMISSION FILE NUMBER: 001-15503

WORKSTREAM INC.
(Exact name of Registrant as specified in its charter)

CANADA	N/A
(State or other jurisdiction of	(IRS Employer Identification No.)
incorporation or organization)

495 MARCH ROAD, SUITE 300	K2K 3G1
OTTAWA, ONTARIO	(zip code)
(Address of principal executive offices)

(613) 270-0619 (Registrant's telephone number, including area code)

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

TITLE OF EACH CLASS	NAME OF EACH EXCHANGE ON WHICH REGISTERED

COMMON SHARES, NO PAR VALUE	BOSTON STOCK EXCHANGE

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the outstanding voting and non-voting common equity held by non-affiliates of the registrant, computed by reference to the price at which the common equity was last sold as of the last business day of the registrant’s most recently completed second fiscal quarter was $40,968,971. Common shares held by each executive officer and director and by each person who owned 10% or more of the outstanding common shares as of such date have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The total number of common shares, no par value, outstanding on August 15, 2007 was 51,531,152, excluding 108,304 escrow shares.

DOCUMENTS INCORPORATED BY REFERENCE

Information required by Part III of this annual report is incorporated by reference to the registrant’s definitive proxy statement relating to its 2007 annual meeting of shareholders, which will be filed within 120 days of the close of the registrant’s fiscal year end.

WORKSTREAM INC.
FORM 10-K

THIS REPORT CONTAINS FORWARD-LOOKING STATEMENTS THAT INVOLVE RISKS AND UNCERTAINTIES. THE STATEMENTS CONTAINED IN THIS REPORT THAT ARE NOT PURELY HISTORICAL ARE FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1933, AS AMENDED, AND SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED. FORWARD-LOOKING STATEMENTS INCLUDE, WITHOUT LIMITATION, STATEMENTS CONTAINING THE WORDS "ANTICIPATES," "BELIEVES," "EXPECTS," "INTENDS," "FUTURE," AND WORDS OF SIMILAR IMPORT WHICH EXPRESS MANAGEMENT'S BELIEF, EXPECTATIONS OR INTENTIONS REGARDING OUR FUTURE PERFORMANCE. ALL FORWARD-LOOKING STATEMENTS INCLUDED IN THIS REPORT ARE BASED ON INFORMATION AVAILABLE TO US ON THE DATE HEREOF, AND WE HAVE NO OBLIGATION TO UPDATE ANY SUCH FORWARD-LOOKING STATEMENTS. OUR ACTUAL RESULTS COULD DIFFER MATERIALLY FROM OUR HISTORICAL OPERATING RESULTS AND FROM THOSE ANTICIPATED IN THESE FORWARD-LOOKING STATEMENTS AS A RESULT OF CERTAIN FACTORS, INCLUDING, WITHOUT LIMITATION, THOSE SET FORTH UNDER "RISK FACTORS" WHICH BEGINS ON PAGE 18 ON THIS FORM 10-K AND OTHER FACTORS AND UNCERTAINTIES CONTAINED ELSEWHERE IN THIS FORM 10-K AND IN OUR OTHER FILINGS WITH THE SECURITIES AND EXCHANGE COMMISSION.

PART I

ITEM 1. BUSINESS

OVERVIEW

We were incorporated on May 24, 1996 under the Canada Business Corporation Act under the name CareerBridge Corporation. In February 1999, we changed our name to E-Cruiter.com Inc., and in November 2001, we changed our name to Workstream Inc. (the “Company”). In 1997, we began operating an online regional job board, on which applicants posted their resumes and employers posted available positions, focused on the high-technology industry. In February 1999, we changed our business focus from the job board business to providing on-line recruitment services. Beginning in 2001, we began to expand our focus further and embarked on a strategy of product design and development, principally through acquired intellectual property, that would allow us to provide a full range of services and web-based software for Human Capital Management (“HCM”). HCM is the process by which companies recruit, train, compensate, evaluate performance, motivate and retain their employees. Today, we offer software and service solutions that address the needs of companies to more effectively manage their human capital management function. We believe that our single provider approach for our clients’ HCM needs is more efficient and effective than traditional methods of human resource management

COMPANY SEGMENTS

  Workstream has two distinct business units: Enterprise Workforce Services and Career Networks. The Enterprise Workforce Services segment offers a complete suite of HCM software solutions, which addresses performance, development, compensation, recruitment, benefits, and rewards. We offer each application on an individual basis, and we offer a comprehensive package through TalentCenter, which is a web-based portal that aggregates and integrates all of the applications. We also offer enterprise workforce management application tools for succession planning and organizational planning and charting. The Career Networks segment offers career transition, applicant sourcing and recruitment research services.

Financial information about our segments and geographic areas can be found in note 14 to our consolidated financial statements.

INDUSTRY BACKGROUND

Our target market includes any organization that needs to manage their human capital function in a more effective and cost efficient manner. This includes providing solutions for recruitment needs, evaluating performance, compensation planning, development, incenting and retaining employees and benefits administration. Our target market includes companies seeking to fulfill those functions through information technology skills and expertise. We believe that there are several factors that have contributed to companies now placing a higher premium on hiring the right personnel, appropriately compensating and rewarding performance, and making substantial investments in areas such as training and development, incentives and rewards and overall employee satisfaction. These factors include increased employee turnover, the shortage of knowledge workers, and compliance pressures on compensation practices, particularly in North America, all of which increase the demand for our services.

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

The Value of Human Capital

Over the past two decades, many organizations have implemented software systems that automate best practices and drive efficiency in most departments, including enterprise resource planning systems, customer relationship management systems and supply chain management systems. These software applications provide a wide array of benefits that both increase revenue growth and eliminate expenses. Based on our experience, however, we believe that the human resource (HR) departments of many of these organizations have only implemented HR information systems which track basic employee information for payroll and benefits purposes, or the organizations are increasingly dependent on inefficient use of spreadsheets and other manual paper-based processes for management of critical areas such as compensation and performance management. Although these methods provide some level of automation, they often do little to increase the effectiveness of managing the human capital function because, in spite of the volumes of data and business information that are generated, the critical knowledge within an organization and therefore much of its value, resides with employees. As a result, many companies have begun to change their view of human capital, not as an expense to be minimized but as an asset whose value should be optimized. Unfortunately, many organizations have neither systematized best practices for talent management nor have they implemented software applications to support these processes and provide HR professionals with critical analytics and metrics.

We believe that our suite of workforce management solutions directly addresses the major challenges facing employers in effectively managing the human capital function. Our solutions enable companies to employ sophisticated systems in their talent management processes. The ability to leverage valuable data generated through these functions allows organizations to identify overall trends that could improve the efficiency and effectiveness of its processes, quickly identify problems that could lead to employee turnover and ensure that the employee workforce is aligned appropriately around the corporate objectives.

Increased Use of On-Demand Applications

Based on our experience, we believe that organizations have become increasingly dissatisfied with traditional enterprise software applications, resulting in the growing adoption of the on-demand model for enterprise software. Historically, organizations have purchased perpetual software licenses and deployed enterprise software applications on-site within their IT environment. This traditional method of purchasing and deploying enterprise software applications has left many organizations questioning whether the benefits of these technologies outweigh the following burdens:

•	expensive and time consuming implementation;

•	significant initial capital investment;

•	expensive maintenance; and

•	limited incentives to ensure client success.

Developments in technology have enabled software developers to offer enterprise software applications on an on-demand basis. Leveraging the Internet, multi-tiered architectures, advances in security and open standards for application integration, software vendors can offer software applications to their clients as a service, hosting the software on servers operated by the software vendor. Clients, using an Internet browser, access the applications, which are designed to be easily configured and integrated with a client’s existing applications.

The on-demand model fundamentally changes both the purchasing and deployment of enterprise software from a client perspective. Rather than making large, up-front investments in perpetual licenses, clients purchase limited term subscriptions for on-demand software applications. Further, because only an Internet browser is required to access on-demand software applications, which can be easily configured to meet the buyer’s specific needs, organizations eliminate the expense of ancillary technology and third-party services required to implement, configure and maintain the enterprise application on-site. Finally, the finite duration of subscriptions provides a strong incentive to software vendors to ensure that the software provides the expected benefits to the client and that they receive consistent customer service. The on-demand model also reduces research and development support costs for the software developer. Because only limited versions of the software exist at any one time, the on-demand model relieves the burden of maintaining and upgrading historical versions of the software.

We believe that talent management applications are particularly well-suited to the on-demand model. Talent management applications are generally purchased by an organization’s HR department. Because the HR departments of most organizations have little historical experience making capital expenditures for enterprise software applications, we believe that the on-demand applications are an operating expense model that provides these departments the opportunity to access these software applications on a subscription basis, thus eliminating a major impediment to the adoption of talent management software solutions.

STRATEGY

Our objective is to become the leading supplier of comprehensive, adaptive workforce solutions in North America. While our Career Network services can be used by any size organization, until recently, our Enterprise Workforce talent management solutions were primarily configured for larger organizations. In June of 2007, we introduced a middle market talent management product set that is configured for companies with anywhere from 100 to 2,500 employees allowing us to expand the addressable market for our software applications. We believe that our products can address the needs of the entire human capital market and manage the entire employee lifecycle and we are now able to provide enterprise workforce management solutions and services to companies of any size.

We believe that our solutions help companies cost-effectively maximize workforce productivity, performance and satisfaction by applying business discipline to key people processes. Our solutions are built around a suite of easily configurable software applications that automate talent management best practices. We believe that by providing our software applications on an on-demand basis, we can substantially reduce the costs and risks associated with traditional enterprise software application implementations. We also believe that implementing feature-rich and scalable, or easily configurable on a real-time basis, talent management solutions that meet organizations’ specific needs requires a combination of software, services and domain-specific content. Accordingly, we complement our software applications with consulting services, outsourcing services and proprietary content. Together, these components form solutions that enable our clients to improve the quality of their human capital management processes and increase employee productivity and retention and make their talent management programs more cost-effective. Our solutions include:

•	management of talent compensation;

•	evaluation of talent performance and competencies;

•	talent development and training need identification;

•	talent succession planning;

•	talent reward, non-cash incentives and retention services;

•	talent separation services that encompass pre-termination planning, individual coaching, opportunity research and job marketing campaign development;

•	benefits enrollment and administration and tools for employee communications;

•	automating and monitoring the recruitment process and the provision of links to external service providers, such as companies that specialize in skill testing or personality profiling;

•	talent acquisition services ranging from job posting outreach to job boards;

•	hosting a corporate career site; and

•	talent utilization services with job posting to internal company intranets.

We believe we have developed a strategy that will achieve revenue growth in most economic conditions, and we are focused on achieving profitability through a combination of organic revenue growth, cost management and strategic acquisitions. Key elements of our strategy for business development are as follows:

•
Expanding direct sales with vertical focus. We will continue to emphasize our direct sales efforts into targeted vertical industries, especially those with good current economic outlooks including financial services, retail, education and government, healthcare, pharmaceuticals and biotech, food services and some manufacturing sectors;

•
Building a wider indirect sales channel for distribution of our products and services. We will continue to pursue reseller agreements for all of our services with human capital solution providers such as Human Resource Outsourcing companies, Business Processing Outsourcing companies, and Systems Integrators; In addition, we will continue to pursue OEM channels for our products and services;

•
Expand market opportunities for our products and services. We will continue to identify and leverage additional growth engines for our products and services similar to our recent entry into mid-market as well as Education and Government markets. These markets provide new revenue opportunities for our products and services;

•
Maintaining technological leadership. We plan to remain at the forefront of web-based human capital solutions by developing and hosting or licensing the latest available technologies taking advantage of the internet and offering our clients a comprehensive and functionally rich human capital management service in a hosted environment;

•
Cross-selling additional solutions to further penetrate current clients.   We believe that having a “suite” of human capital solutions that address the entire employee life cycle combined with our strong client relationships provides us with a meaningful opportunity to cross-sell additional solutions to our existing clients and to achieve greater penetration within an organization. We expect to continue to create innovative programs designed to provide our sales and account management personnel with strong incentives to maximize the value for each of our clients; and

•
Pursuing strategic acquisitions. From time-to-time, we will evaluate acquisition and investment opportunities in complementary businesses, products and/or technologies. Our objective is to increase our revenue growth, expand our customer base, add new services or new technologies for our existing client base and penetrate new markets.

We believe that our services allow organizations of every size to significantly improve their recruiting, hiring, evaluation, compensation, performance management, retention and outplacement cycles. Our systems automate those human capital management functions and most are accessible with any standard web browser and require no additional software or hardware deployment by clients.

PRINCIPAL SERVICES AND OPERATIONS

ENTERPRISE WORKFORCE SERVICES

Our Enterprise Workforce Services segment offers a complete suite of HCM software solutions and related professional services. Our products address recruitment, benefits, performance, compensation, development and rewards. During fiscal 2005, we launched TalentCenter, which is an integrated, open portal solution that aggregates applications, content and services that companies use to manage all phases of the employee lifecycle - from recruitment to retirement. In fiscal 2007, Enterprise Workforce Services generated approximately 69% of our revenue.

TalentCenter

The Workstream TalentCenter provides a unified view of all of our offerings. It is a role-based talent management portal that provides single sign-on authentication to all licensed applications and services. This streamlined approach facilitates rapid user adoption of our applications and services. Due to the fact that TalentCenter is a hosted solution, we manage virtually all of the integration and service complexities at a state-of-the-art, world class data center facility. Through a standard web browser, companies have access to our on-demand applications and can turn on those they need, when they need them. TalentCenter provides companies the flexibility to start small and grow over time or deploy the entire solution at once.

Performance

Workstream Performance enables organizations to translate business strategy into a fully aligned set of operational goals, provide real-time visibility and reporting on goal status, assess employee performance and gather employee feedback across the organization. These products supply the tools and information required to manage organizational performance effectively, including: goal setting, alignment, cascading and linkage; self, peer, multi-rater and 360 degree performance assessments; on-demand tracking and reporting of performance against established metrics; and the collaboration and evaluation capabilities necessary to assess results. The solution is also integrated with Workstream Compensation to help support organization's pay-for-performance programs. Performance applications include:

•
Achievement, for aligning individual performance with top-level business goals, automating the process of managing, monitoring and assessing individual employee performance and integrating performance data into the compensation planning process.;

•	Development, for assessing, developing and mentoring specific competencies and behaviors with self-assessments, 180 degree, 360 degree and multi-rater assessments; and

•	Employee Surveys, for gathering employee feedback across the entire organization, analyzing and communicating the results.

Compensation

Workstream Compensation is a comprehensive set of products that enable end-to-end management of all types of enterprise compensation, including salary, merit increases, variable pay and stock awards.   As many organizations are beginning to introduce more complex, formula-driven variable pay plans, we feature an advanced variable pay product that provides the flexibility to use formula-based compensation plans and managerial discretion to reward the company's high achievers. All compensation planning products are designed to provide managers and compensation professionals with the information and online decision support tools necessary to help them make more informed, policy-based pay decisions. The compensation planning products can be implemented separately or together, allowing organizations to achieve the goal of realizing a pay-for-performance philosophy at their own pace.  Compensation applications include:

•	Focal Planning, for annual salary, basic variable pay and stock evaluation across the enterprise during a pre-determined planning window;

•	Off Cycle Planning, for evaluating individual employees throughout the year based on “effective” hiring dates or ad hoc needs;

•	Advanced Variable Pay, for formulaic variable pay plans that are administered throughout the year; and

•	Total Rewards Statements, a Web-based product for employees to access, view, model and manage all of their corporate-sponsored financial benefits.

Development

Workstream Development is designed to allow organizations to maximize the value of their current workforce as well as ensuring that there will be strong leadership in the future. A modular solution, Workstream Development combines individual development planning (IDP), a competency-based assessment and development process with integrated succession planning and organizational charting capabilities, all based on the Workstream Competency Dictionary, which includes over 9,000 technical and 60 behavioral competencies. Development capabilities include:

•
Individual Development Plans (IDP) is the creation and management of the entire employee development process. IDP compliance reports ensure that managers and employees are creating and approving the correct IDP’s;

•
Workstream Development enables “true” competency assessment of both employee competency and behavioral levels. The product supports measurement of skills, knowledge and competencies requiring different scales and tracks employee attributes that may be important for succession planning or resourcing, such as additional education, certifications or licensing;

•	Competency Definitions provides full competency definitions and assessment scale information in easy to use pop-up windows;

•	Competency Health and Ranking Reports aggregate competency gaps and rank employees based against specific competency profiles;

•
Career Development allows employees and their managers to graphically compare their personal portfolio of competencies to job requirements in their career path and identify suitable learning for each competency gap. Employees can address these gaps through classes, e-learning, books, and other developmental materials. Workstream Development includes pre-defined links to numerous courses and development tactics;

•
Workstream Succession Planning allows incumbents and other managers to easily designate potential successors from queries to the employee database. Managers can indicate whether the incumbents are promotable or transferable; to which positions; when and what development they will need in order to be ready;

•	Successors can easily be displayed and rank-ordered based on their competency assessments, readiness, availability or other selected fields;

•	Succession Plan Reports can be created for a specific position, for specific successors, and managing your entire succession plan; and

•	Organizational Charting uses information customers already have to deliver information-rich corporate directories and organizational charts across an intranet site.

Recruitment

Workstream Recruitment helps companies automate and manage the entire recruitment process including job requisition, job profile creation, job posting, applicant attraction, screening, and tracking, interview scheduling, offer letter generation and making the hire. Workstream Recruitment also provides companies with an extended network and industry database to help source key hires. The end result is a thoroughly researched and filtered list of qualified prospective candidates. Recruitment applications include the following:

•	Candidate Management, for automating and streamlining the recruiting process used to attract, manage, screen and qualify candidates;

•	Career Site, a custom-designed internal and external career website hosted and maintained by Workstream at our secure data center, used for attracting, routing and tracking job candidates;

•	Compliance, reporting tools for preparing Equal Employment Opportunity Commission (EEOC) compliance reporting information and evaluating the staffing process; and

•	Document Builder, for automating and streamlining the creation process and management of candidate-facing letters, such as offer letters.

Benefits

Workstream Benefits is an integrated benefits solution that supports both benefits communication and transactions. Featuring flexible, out-of-the-box functionality, Workstream Benefits can be implemented quickly to help companies automate and streamline the entire benefits enrollment, communication and administration process.
Benefit capabilities and applications include:

•
Benefits Enrollment and Administration is an out-of-the-box application that automates the benefits enrollment and administration process. It supports customers’ full enrollment cycle, including open, new hire and life event processing;

•
Benefits Communicator helps organizations personalize and communicate benefit information as well as human resources policies and procedures via the web to their employees, in turn reducing the amount of inquiries into customers’ human resources staff supporting this process.; and

•
Health Pages is a one-stop source for the information employees need to make educated health care choices during benefits enrollment and year-round. Health Pages gives employees 24/7 access to personalized information on providers and plans specific to customers’ benefits programs and the tools they need to make well-informed decisions. All information comes from our continuously maintained database of more than 500,000 physicians, 6,000 hospitals and 400 health plans.

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

Rewards

Workstream Rewards programs enable organizations to increase employee productivity, improve employee satisfaction and drive engagement. These solutions deliver convenience and productivity benefits to the entire workforce and help organizations identify and reward accomplishments and behaviors that drive desired operational results. This product line delivers several offerings using an enterprise class solution. Rewards applications include:

•
Discount Programs, for enhancing employee satisfaction and productivity. This web-based incentive and employee discount platform offers employees savings on computers, movies, entertainment, travel, insurance and professional services from over 200 brand name providers;

•
Incentive Programs, for motivating performance and driving results across the organization. This web-based incentive solution calculates and distributes non-cash incentive awards to employees for achieving specific results based upon predefined metrics strategically aligned with company goals; and

•
Recognition Programs, for rewarding years of service or other corporate milestones and outstanding performance achievement. This online recognition program rewards employees for attaining corporate milestones using online certificates with a selection from a non-cash awards catalog. The program also provides a company-wide online recognition tool for participants and managers to issue on-the-spot recognition certificates and awards when exceptional performance occurs or goals are achieved.

CAREER NETWORKS

Our Career Networks segment consists of career transition services, recruitment research and applicant sourcing. Career Networks accounted for approximately 31% of total revenue for fiscal 2007.

Career Transition Services

Workstream’s career transition services provide a package of outplacement products and services, which are provided through our wholly-owned subsidiary Paula Allen Holdings, Inc., which we acquired in July 2001 and does business under the name of Allen and Associates.

Our career transition services provide job search services for displaced employees. We focus on creating professional career marketing materials that displaced employees need in order to immediately begin their new job campaign. This package includes a professionally written résumé, broadcast letter, custom cover letter and references. This assistance is provided to thousands of job seekers each year in the areas of information technology, engineering, finance and marketing.

We market our career transition services to individuals seeking employment or other career opportunities in the marketplace. Career transition services are marketed to individuals predominantly by advertising on the internet as well as in local newspapers throughout North America. Individuals are charged on average between $2,000 and $4,000 for our resume development, career consulting and market research services.

Applicant Sourcing

6FigureJobs.com, Inc., which we acquired in October 2001, is an online applicant-sourcing portal where job seeking candidates and companies that are actively hiring and filing positions can interact. We believe that 6FigureJobs customizes this experience to satisfy the needs of the upper-echelon management candidate and the companies looking to hire them. The site provides content appropriate for senior executives, directors and other managers, as well as containing job postings that meet their qualifications. The 6FigureJobs job board has evolved into one of the premier executive job boards. We employ screening to create this exclusive community of job seekers. On the candidate side, each job seeker is reviewed before his or her resume is allowed to reside in the site’s candidate database. On the recruiting side, all job openings must have a minimum aggregate compensation of $100,000. We generate revenue through 6FigureJobs on a subscription basis from employers and recruiters that access our database of job seekers and use our tools to post, track and manage job openings. We also generate revenue by charging companies that advertise on our 6FigureJobs website, which includes charging certain advertisers a fee based on the number of leads delivered or on a cost per lead basis.

Recruitment Research and Contingent Placement

We currently provide recruitment research services and contingent recruiting through our subsidiary OMNIpartners, which we acquired in July 2001. Our recruitment research services are based on the outsourcing of the sourcing and screening work associated with recruiting. Our services are based on research provided to our clients on an hourly fee basis, and clients are billed once the project is completed. We believe this outsourcing formula allows clients to lower costs and gain access to specialized expertise that provides objectivity and ongoing value to the hiring process. Recruitment research services’ employees look for potential employees, interview and qualify them, and deliver all the information to the clients’ human resource departments. The OMNIresearch Report, delivered after completion of the recruitment assignment, details information about each individual uncovered during the search. OMNIresearch Reports may include information about candidates’ work histories, technical abilities, educational backgrounds, people skills, decision-making abilities, availability and salary expectations. The client can offer to hire any or all of the individuals presented, at any time, for no additional charge. For clients interested in a guaranteed hire, we also provide search services where fees are based on a percentage of the candidate’s first year salary.

ACQUISITIONS

As part of our overall strategy, we have pursued our objective of offering an entire suite of HCM applications primarily through the acquisition of other companies offering services similar or complementary to ours. Through the acquisition of those companies, we have added the necessary technology and expanded our services enabling us to grow our revenue and to position ourselves for future profitability by consolidating operations and improving efficiencies. We completed one acquisition during the twelve months ended May 31, 2006 (“fiscal 2006”) and four acquisitions during the twelve months ended May 31, 2005 (“fiscal 2005”) that met our criteria.

FISCAL 2006 ACQUISITION

Exxceed, Inc.

On January 13, 2006, we acquired certain assets of Exxceed, Inc. (“Exxceed”), a Delaware corporation, a developer and marketer of competency and performance management software. As consideration for the purchase, the Company issued to the shareholders of Exxceed 1,500,000 shares of common stock valued at $2,525,000, made cash payment of $500,000, and issued a promissory note payable for $500,000. An additional 496,971 common shares valued at $557,850 were subsequently issued as contingent consideration in fiscal 2007. We recorded approximately $1.15 million in intangible assets and an aggregate $3.0 million in goodwill as part of the acquisition. Exxceed’s performance management, development and competencies applications were a very strategic fit as it allowed us to upgrade our performance offering and add development capabilities to our suite of offerings.

FISCAL 2005 ACQUISITIONS

Peoplebonus.com LLC

On June 21, 2004, we acquired certain assets of Peoplebonus.com LLC (“Peoplebonus”), a Delaware limited liability company. As consideration for the sale, the Company issued to the shareholders of Peoplebonus 180,506 common shares (72,202 common shares valued at $200,000 and 108,304 common shares held in escrow), made cash payment of $25,000 and assumed a promissory note for $100,000. In addition, the Company made a cash payment of $105,000 to Peoplebonus. Peoplebonus' products and services are designed to streamline the way a company processes and handles resumes. Peoplebonus’ artificial intelligence data mining software can search for key words and phrases from within a resume and score the resume based on learned search criteria. We recorded approximately $427,000 in intangible assets as part of the acquisition.

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

ProAct Technologies Corporation

On December 30, 2004, we acquired certain assets of ProAct Technologies Corporation (“ProAct”), a Delaware corporation. As consideration for the sale, we made cash payment of $5,500,000 and issued a promissory note for $1,530,000, which accrued interest at an annual rate of 6% with principal and interest due on June 1, 2005. In addition, the Company issued to the shareholders of ProAct 913,551 common shares valued at $2,822,873, of which 253,764 shares are being held in escrow as the exclusive source against which the Company can assert potential indemnification claims. ProAct was a provider of software and hosted web-based tools for employee benefits management. We recorded approximately $6.8 million in intangible assets and $3.3 million in goodwill as part of the acquisition.

FOREIGN OPERATIONS

We have operations in Canada and the United States, and, therefore, are subject to the risks typical of an international business, including, but not limited to, differing economic conditions, changes in political climate, differing tax structures, other regulations and restrictions, and foreign exchange rate volatility.

Our operations group is located in Ottawa, Canada. We recently moved our hosting capabilities, from both in-house in Ottawa and through subcontracted hosting partners, to the Fusepoint datacenter facility in Toronto, Canada where we now maintain our servers that support all of our locations and the software that is accessed by our clients in an Application Service Provider (“ASP”) environment. We also have certain product development resources in Victoria, British Columbia.

Financial information about geographic areas and segments can be found in note 14 to our consolidated financial statements.

REVENUE SOURCES

The Enterprise Workforce Services segment derives revenue from various sources including the following: subscription and hosting fees; licensing of software; software maintenance fees; professional services related to software implementation, customization and training; and sale of products and tickets through the Company’s employee discount and rewards software module. Clients enter into contracts which specifically address the products and services acquired, periods covered, and the billings terms. Contracts that include a software subscription component have a period of at least one year and typically, average three years. Clients are billed in advance according to the terms of the contract. In the case of annual or multiple year contracts, we bill our clients in advance monthly, quarterly or annually as deemed necessary when negotiating the contract. Any billed but unearned revenue is disclosed in the balance sheet as deferred revenue and is recognized when the service is provided. Professional services are billed either on a time and material basis or on a fixed fee basis. Time and material engagements are billed monthly as the professional services hours are incurred. Fixed fee engagements are billed according to the terms of the contract, and revenue is recognized on a percentage of completion basis. Revenue from the sale of products and tickets through the discount and rewards software module is billed and recognized when the goods are shipped and title has transferred.

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

RESEARCH AND DEVELOPMENT

From fiscal 2002 through fiscal 2005, the Company embarked on a research and development strategy whereby, rather than relying solely on developing software internally, the Company began to obtain new technology applications and intellectual property through the acquisition of companies that had already developed the technology and proven its success in the marketplace. During late fiscal 2005 and throughout 2006, the Company incurred significant research and development costs subsequent to the various acquisitions in order to further enhance the technologies developed by the individual entities prior to the acquisitions. This included additional functionality and features, a more common look and feel to the various applications, improved user interface and reporting, integration between modules and putting the various applications on a common platform. The increase in costs was primarily due to the addition of internal resources as well as the use of offshore contractors. In 2007, much of the effort was focused on specific product releases and further integration of the applications, with particular emphasis on the compensation, performance management and development solutions. Research and development expense was approximately $4,013,000, $5,422,000 and $2,147,000 in fiscal 2007, fiscal 2006, and fiscal 2005, respectively. All research and development expense was incurred in the Enterprise Workforce Services segment.

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

Our Kadiri trademarks are registered and expire as follows: United States: Kadiri, Decisis, and Kadiri TotalComp - January 2011. These trademarks are renewable for ten years at a time. Canada: Kadiri - September 2018, and Kadiri TotalComp - June 2019. These trademarks are renewable for fifteen years at a time. European Kadiri - December 2010, and Kadiri TotalComp - June 2011. These trademarks are renewable for ten years at a time. Mexico: Kadiri and Kadiri TotalComp - July 2011. These trademarks are renewable for ten years at a time.

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

SALES AND MARKETING

We market our services in both the United States and Canada. Target clients for our on-demand software applications range from large global 2000 companies to small and medium size organizations. We sell these solutions to both new and existing clients primarily through our direct sales force, which is comprised of inside sales, telesales and field sales personnel. Target clients for Career Networks range from headhunters and recruitment firms seeking applicant sourcing from the internet job board, advertisers for our job board website, 6FigureJobs.com, outplacement candidates looking to either change positions or find a job and companies that wish to avail themselves of our recruitment research capabilities.

Our marketing strategy focuses on generating qualified sales leads. The Enterprise Workforce Services segment’s sales cycle for global 2000 companies is approximately six to nine months depending on the size of the potential client and the number of solutions the prospective customer is evaluating. We expect this cycle to be 1-4 months for mid-size businesses. Career Networks sales cycle is relatively short and of a higher volume nature. The Enterprise Workforce Services segment has a sales team of approximately 15 (internal and external) located throughout the United States. The Career Networks segment has a sales team of approximately 40 located in five locations throughout the United States. In addition, we have approximately ten marketing personnel located throughout the United States and Canada. Both Career Networks and Enterprise Workforce Services sales teams sell only within their segment.

Our marketing initiatives are generally targeted toward specific vertical industries or specific solutions. Our marketing programs primarily consist of:

•        participation in, and sponsorship of, conferences, trade shows and industry events;

•        direct mail and email campaigns;

•        extensive use of webinars;

•        distribution of white papers, case studies and thought leadership documents; and

•        using our website to provide product and company information.

COMPETITION

The market for HCM services is highly fragmented and competitive with hundreds of companies offering products or services that compete with one or more of the services that we offer. Our Career Networks segment competes within the United States and Canada with internet recruitment services companies, outplacement services companies and human resource service providers. We compete for a portion of employer’s recruiting budgets with many types of competitors such as offline recruiting firms, offline advertising, resume processing companies and web-based recruitment companies. While we do not believe that any of our competitors offer the full suite of services that we provide, there are a number of companies that have products or services that compete with one or more of the services we provide. For instance, companies that compete with our recruiting systems services include Taleo Corporation, BrassRing, Webhire and Kenexa. Companies such as Monster Worldwide, Execunet and Netshare have products or services that compete with our applicant sourcing and exchange services. We also compete with vendors of enterprise resource planning software, such as Peoplesoft, Oracle and SAP. In the area of outplacement services, we compete with companies such as McKenzie Scott and WSA Corp. Companies such as LifeCare, Next Jump and SparkFly compete with our employee portal. Oracle, SAP, Workscape and Authoria are our main competitors for our benefit products and Siebel, Kronos, Callidus, Softscape, Success Factors and Authoria compete with our compensation and performance product lines.

We believe that the primary competitive factors affecting our market include:

•	product functionality and performance;

•	solution breadth and functionality;

•	ease of deployment, integration and configuration;

•	cost of delivery;

•	integration between applications;

•	domain expertise;

•	industry-specific expertise;

•	service support, including consulting services;

•	solution price;

•	scalability and reliability;

•	security and data privacy; and

•	breadth of customer support.

We believe that our principal competitive advantages include:

•	our complete and integrated suite of HCM applications;

•	our richness and completeness of product functionality to meet the demanding requirements of global 2000 customers;

•	our career transition service products;

•	our unique combination of services;

•	our technology;

•	our competitive and innovative packet and delivery model;

•	our performance and reliability as an application service provider;

•	our applicant sourcing job board website;

•	our service reputation; and

•	our experienced staff.

Although we believe we compete favorably with respect to such factors, there can be no assurance that we can maintain our position against current and potential competitors. A number of our competitors have longer operating histories and greater financial, technology and marketing resources, as well as better name recognition than we do.

EMPLOYEES

As of May 31, 2007, we had 179 full-time employees. Our employees are not represented by a collective bargaining organization, and we have never experienced any work stoppage. We consider our relations with our employees to be good.

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

We may not become profitable.

Since our inception, we have incurred losses which have been substantial in relation to our operations. As of May 31, 2007, we had an accumulated deficit of $79,403,082. We reported net losses of $13,758,473, $12,986,291 and $15,158,975 for the years ended May 31, 2007, 2006 and 2005, respectively. Revenues for fiscal 2007, 2006 and 2005 were $29,308,769, $28,120,662 and $26,818,587, respectively. Our ability to reduce our losses will be adversely affected if we continue to acquire companies reporting losses, if revenue grows slower than we anticipate or if operating expenses exceed our expectations. Even if we do achieve profitability, we may not sustain or increase profitability on a quarterly or annual basis. Failure to achieve or maintain profitability would materially adversely affect the market price of our common shares. We expect our operating expenses to moderate due to the scalability of our business model.

We may encounter difficulties with acquisitions, which could harm our business.

From fiscal 2003 through fiscal 2006, we made several acquisitions of other companies and businesses as part of our efforts to expand our operations, and we may continue to make acquisitions of complementary companies, products and businesses. The risks we may encounter in acquisitions include:

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

Michael Mullarkey, our Chairman, may have interests that are different than other shareholders and may influence certain actions.

As of May 31, 2007, Michael Mullarkey, our Executive Chairman, beneficially owned approximately 8% of our outstanding common shares. Mr. Mullarkey’s interests as a major shareholder may conflict with his fiduciary duties as a director. Mr. Mullarkey’s interests may influence how Mr. Mullarkey votes on certain matters that require shareholder approval. Mr. Mullarkey may influence the outcome of various actions that require shareholder approval including the election of our directors, delaying or preventing a transaction in which shareholders might receive a premium over the prevailing market price for their shares and preventing changes in control or management.

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

Our future success will depend to a large extent on our ability to grow and maintain our client base and revenue. This requires that we offer services that are superior to the services being offered by the competition that we face and that we price our services competitively. The market for human capital management, or HCM, services is highly fragmented and competitive, with numerous companies offering products or services that compete with one or more of the services that we offer. We compete for a portion of employers’ human resource budgets with many types of competitors, as employers typically utilize a variety of sources for managing their human capital needs, including:

•  client-server-based software services;

•  web-based and hosted service providers with a variety of human capital solutions;

•  traditional offline recruiting firms;

•  traditional offline advertising, such as print media;

•  resume processing companies;

•  web-based recruitment companies; and

•  Internet job posting companies.

In addition, many employers are developing or may develop their own software to satisfy their recruitment needs. We also compete with traditional offline and web-based outplacement service companies and human resource, or HR, service providers. While we do not believe that any of our competitors offer the full suite of services that we provide, there are a number of companies that have products or services that compete with one or more of the services we provide. For instance, companies that compete with our talent management solutions include Taleo, Webhire, Success Factors, Authoria and Kenexa. Companies such as Monster Worldwide, Execunet and Netshare have products or services that compete with our applicant sourcing and exchange services. We also compete with vendors of enterprise resource planning software, such as PeopleSoft, Oracle and SAP. In the area of career transition services, we compete with companies such as McKenzie Scott and WSA Corp. Finally, companies such as LifeCare, Next Jump and SparkFly compete with our employee portal services.

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

Our Enterprise Workforce Services clients generally enter into subscription agreements covering various periods for at least one year and typically for an average of three years. We have no assurance that these clients will maintain a long-term relationship with us. If these clients fail to renew or cancel their subscriptions with us, our business, revenues, operating results and financial condition will be adversely affected. To the extent we experience significant client attrition; we must attract additional clients to maintain revenue.

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

We expect to continue to expand our U.S. and Canadian operations through both organic growth and acquisitions and may spend significant financial and managerial resources to do so. In addition, we intend to expand our talent management solution offerings on a broader international scale and are presently enhancing our products with further multi-lingual and multi-currency capabilities. Our international operations are now and will be subject to certain risks, including:

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

Our future capital requirements depend on a number of factors, including our ability to generate positive cash flow, cash required for future acquisitions, anticipated capital expenditures, the development of new services or technologies and our projected operational needs. We believe that, after our recent $20 million equity financing in August 2007 and the simultaneous payoff of all indebtedness, we have sufficient cash reserves, which, together with further cost reductions, will permit us to meet our working capital requirements and capital expenditure requirements through at least May 31, 2008. However, it is possible that we may need to raise additional funds sooner than expected in order to fund expansion, develop new, and enhance existing services, or acquire complementary businesses or technologies or if our revenues are less or our expenses are greater than we expect. Our ability to obtain financing depends on a number of factors, including our ability to generate positive cash flow from operations, the amount of our cash reserves, the amount and terms of our existing debt arrangements, the availability of sufficient collateral and the prospects of our business. If financing is not available when required or is not available on acceptable terms, it may impair our ability to:

•  fund current operations;

•  keep up with technological advances;

•  pursue acquisition opportunities;

•  develop product enhancements;

•  make capital expenditures;

•  respond to business opportunities;

•  address competitive pressures or adverse industry developments; or

•  withstand economic or business downturns.

Future financings may be on terms adverse to shareholder interests.

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

Subject to Nasdaq limitations, we are authorized to issue an unlimited number of common shares, which may be issued by our board of directors for such consideration as they may consider sufficient without seeking shareholder approval. The issuance of additional common shares in the future will reduce the proportionate ownership and voting power of current shareholders. Our Articles of Incorporation also authorize us to issue an unlimited number of Class A Preferred Shares, the rights and preferences of which may be designated by our board of directors without shareholder approval. The designation and issuance of Class A Preferred Shares in the future could create additional securities that would have dividend, liquidation and voting preferences prior in right to the outstanding common shares. These provisions could also impede a change of control.

If we are characterized as a passive foreign investment company, our U.S. shareholders may suffer adverse tax consequences.

We believe that we were not a passive foreign investment company for U.S. federal income tax purposes for fiscal years 2005, 2006 and 2007. Generally, we may be characterized as a passive foreign investment company for U.S. federal income tax purposes if for any taxable year 75% of our gross income is passive income, or at least 50% of our assets are held for the production of, or produce, passive income. This characterization could result in adverse U.S. tax consequences to our shareholders. These consequences may include having gains realized on the sale of our common shares treated as ordinary income, rather than capital gain income, and having potentially punitive interest charges apply to the proceeds of share sales. U.S. shareholders should consult with their own U.S. tax advisors with respect to the U.S. tax consequences of investing in our common shares.

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

We may experience reduced revenue, loss of clients and harm to our reputation and brand name in the event of unexpected network interruptions caused by system failures. Our servers and software must be able to accommodate a high volume of traffic. If we are unable to add additional software and hardware to accommodate increased demand, we could experience unanticipated system disruptions and slower response times. Our systems are vulnerable to damage or interruption from earthquakes, floods, fires, power loss, telecommunication failures, terrorist attacks, computer viruses and similar events. We have recently contracted to centralize all of our application hosting in a secure, state-of-the-art datacenter facility and have invested substantial funds in procuring the necessary equipment. While this initiative should enhance our ability to meet performance and security requirements under our customer service level agreements, there is no assurance that this will cover all eventualities. We have also established redundant systems and implemented disaster recovery procedures, they also may not be sufficient for all situations. We have occasionally experienced delays in providing our customers access to their data in the past, and we believe these system interruptions could continue to occur from time to time in the future. Any catastrophic failure at our network operations center could prevent us from serving our clients for a number of days, or possibly weeks, and any failure of our internet service provider may adversely affect our network’s performance. Most of our system interruptions are due to heavy internet traffic and minor equipment failures which generally result in our customers being unable to access their data for a few seconds or several minutes. Our clients may become dissatisfied by any system failure that interrupts our ability to provide our services to them or results in slower response times. Our subscription agreements generally provide that our customers will be able to access their data during certain guaranteed times. If we fail to meet the service levels specified under our subscription agreements as a result of repeated outages, the customer can terminate its agreement with us. Our business interruption insurance may not adequately compensate us for any losses that may occur due to any failures in our system or interruptions in our services.

Breaches of our network security could be costly.

If unauthorized persons penetrate our network security, they could misappropriate proprietary information or cause interruptions in our services. We may be required to spend capital and resources to protect against or to alleviate these problems. In addition, because we host data for our clients, we may be liable to any of those clients that experience losses due to our security failures. While we have implemented measures to strengthen and improve our intrusion protection system and have achieved independent auditor certification under a SAS 70 Type I and II best practices evaluation, this is not an absolute guarantee that security breakdowns will not occur. As a result, a material security breach could have a material adverse effect on our business and the market price of our common shares may decline.

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

We must expand and upgrade our systems and network hardware in order to accommodate growth in our business. While we are have recently updated and refreshed our data center capabilities and upgraded the necessary equipment there is no assurance that such changes and upgrades will accommodate growth in our business, our business, financial condition and operating results could be adversely affected.

In the past, our common shares traded at prices below $1.00. If that happens again in the future, our common shares could be subject to delisting by NASDAQ.

Our common stock currently trades on the Nasdaq Capital Market and the Boston Stock Exchange. Under the Nasdaq’s requirements, a stock can be delisted and not allowed to trade on the Nasdaq Capital Market if the closing bid price of the stock over a 30 consecutive trading-day period is less than $1.00. The Boston Stock Exchange does not maintain a similar minimum price requirement. In the past, the closing bid price for our common stock has been below $1.00 and on one occasion we received written notification from Nasdaq that the bid price of our common stock for 30 consecutive trading days had closed below the minimum $1.00 per share required for continued listing under Nasdaq rules. We have since regained compliance with the Nasdaq’s minimum bid price requirements, but no assurance can be given that we will be able to successfully satisfy such requirements in the future and thus continue to trade on the Nasdaq Capital Market. Although our common shares may remain listed on the Boston Stock Exchange, if our common shares are delisted from the Nasdaq Capital Market, there may be a limited market for our shares, trading our stock may become more difficult and our share price could decrease even further. If our common shares are not listed on a national securities exchange or the Nasdaq Capital Market, potential investors may be prohibited from or be less likely to purchase our common shares, limiting the trading market for our stock even further.

We may become subject to the SEC’s penny stock rules, which may decrease the liquidity of our common shares and negatively impact the ability of purchasers of our common shares to sell our common shares in the secondary market.

SEC regulations generally define a penny stock as an equity security that has a market price of less than $5.00 per share, subject to certain exceptions. We are not currently subject to the penny stock rules because our common shares qualify for two separate exceptions to the SEC’s penny stock rules. The first exception from the penny stock rules for which we qualify is an exception for companies that have an equity security that is quoted on the NASDAQ Stock Market. Since our common shares are traded on the NASDAQ Small Cap Market, we are not subject to the penny stock rules. The second exception from the penny stock rules for which we qualify is an exception for companies that have average revenue of at least $6,000,000 for the last three years. Our revenue for fiscal 2007, fiscal 2006, and fiscal 2005 was $29,308,769, $28,120,662, and $26,818,587, respectively, resulting in an average revenue of $28,082,673. If our common shares are delisted or removed from the NASDAQ Small Cap Market and if we fail to meet the average revenue exception to the penny stock rules, our common shares may become subject to the penny stock rules, which impose additional sales practice requirements on broker-dealers who sell our common shares. For transactions covered by these rules, the broker-dealer must make a special suitability determination for the purchaser of such securities and have received the purchaser’s written agreement to the transaction prior to purchase. In addition, unless an exception is available, the regulations require the delivery, prior to any transaction involving a penny stock, of a disclosure schedule explaining the penny stock market and the risks associated with it. If our common shares were considered penny stock, the ability of broker-dealers to sell our common shares and the ability of our shareholders to sell their securities in the secondary market would be limited. As a result, the market liquidity for our common shares would be severely and adversely affected. We cannot assure you that trading in our securities will not be subject to these or other regulations in the future which would negatively affect the market for our common shares.

The price of our common shares historically has been volatile, which may make it more difficult for you to resell our common shares when you want at prices you find attractive.

The market price of our common shares has been highly volatile in the past, and may continue to be volatile in the future. For example, since June 1, 2004, the closing sale price of our common shares on the NASDAQ Small Cap Market has fluctuated between $0.72 and $5.35 per share. The following factors may significantly affect the market price of our common shares:

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

Our success depends on the efforts, abilities and expertise of certain of our Board members’ senior management and other key employees, including in particular, Michael Mullarkey, our Chairman and Deepak Gupta, our President and Chief Executive Officer. There can be no assurance that we will be able to retain our key employees. If any of our key employees leave before suitable replacements are found, there could be an adverse effect on our business. There can be no assurance that suitable replacements could be hired without incurring substantial additional costs, or at all.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Our corporate headquarters are located in approximately 17,100 square feet of leased office space in Ottawa, Ontario, Canada. This facility houses our network operation and information technology groups, certain research and development personnel and customer support. Our lease for this facility expires in December 2008.

In addition, we lease approximately 20,700 square feet of office space in Maitland, Florida, which serves as the headquarters of our operating subsidiary, Workstream USA. Our finance and human resources department, our internal sales team and lead generation group, and the majority of the employees of the outplacement and recruitment companies reside in this space. Our lease for this premise expires in April 2009.

As part of the acquisitions over the past several years, we assumed several facility leases, some of which we extended beyond the assumed term. We lease approximately 7,100 square feet of office space in Burlingame, California that was assumed as part of the Kadiri acquisition and expires in April 2008. This facility has the principal research and development group along with marketing and sales resources. We lease approximately 15,700 square feet of office space in White Plains, New York that was assumed as part of the ProAct acquisition and expires in September 2007. We lease approximately 9,400 square feet of office space in Fairfield, Iowa that was assumed as part of the HRSoft acquisition and expires in February 2008. Finally, we lease 2,200 square feet of office space in Chicago, Illinois month to month and 1,500 square feet of office space in Victoria, British Columbia, Canada that expired in April 2007 and now is a month to month basis. Both of these leases were assumed as part of the Exxceed acquisitions.

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

On or about August 10, 2005, a class action lawsuit was filed against the Company, its former Chief Executive Officer and its former Chief Financial Officer in the United States District Court for the Southern District of New York.  The action, brought on behalf of a purported class of purchasers of the Company’s common shares during the period from January 14, 2005 to and including April 14, 2005 (the class period), alleges, among other things, that management provided the market misleading guidance as to anticipated revenues for the quarter ended February 28, 2005, and failed to correct this guidance on a timely basis.  The action claims violations of Section 10(b) of the Securities Exchange Act of 1934 (the “Exchange Act”) and Rule 10b-5 promulgated thereunder, as well as Section 20(a) of the Exchange Act, and seeks compensatory damages in an unspecified amount as well as the award of reasonable costs and expenses, including counsel and expert fees and costs.

In December 2005, the plaintiffs filed an amended complaint which added additional plaintiffs and sought to elaborate on the allegations contained in the complaint. The defendant’s counsel filed a motion to dismiss the complaint, which was denied. Defendants have answered the amended complaint, denying its material allegations. The Court has certified the case as a class action and has approved notice to the class. Discovery is continuing.

The Company and the individual defendants have filed a motion for judgment on the pleadings, based upon a recent ruling of the United States Supreme Court. Plaintiffs are in the process of responding to that motion. Plaintiffs have also stated their desire to file a second amended complaint in lieu of responding to the pending motion, and have requested that defendants allow them to do so. Defendants have objected to this request. Plaintiffs may seek leave of Court to allow them to re-plead.

Should it become necessary, and based on discovery to date, the Company expects to file a motion for summary judgment at the close of discovery. In the event the case is not disposed of on motion, trial is expected to occur no earlier than Spring 2008.

Plaintiffs have yet to submit an expert report quantifying their damages. The Company has directors and officers liability insurance, which covers the liability of the individual defendants. The Company believes that the damages which plaintiffs will claim will exceed the face amount of the insurance coverage available.

On September 27, 2006, an investor in one of the company’s private equity placement filed a complaint against the Company and its now former Chief Executive Officer in the United States District Court for the Southern District of New York alleging a violation of Section 10b-5 of the Securities Exchange Act of 1934 and a claim under New York common law for fraudulent and negligent misrepresentations in connection with the investor’s purchase of common shares and warrants in a private placement.

On April 11, 2007, two additional investors to the same private equity placement filed a complaint against the Company and its former Chief Executive Officer in the United States District Court for the Southern District of New York alleging a violation of Section 10b-5 of the Securities Exchange Act of 1934 and a claim under New York common law for fraudulent and negligent misrepresentations in connection with their purchase of common shares and warrants in a private placement.

The defendants have answered the initial complaint and the parties are engaged in discovery. A discovery cutoff has been established by the court of September 17, 2007. Trial is expected to occur in late 2007.

The damages claimed by plaintiffs approximate, in the aggregate, $2.2 million. The Company has directors and officers liability insurance in a face amount in excess of the amount of the claimed damages. However, that insurance coverage is also subject to the claims for damages in connection with the litigation described in the preceding numbered paragraph of this item; those claims for damages are expected to exceed the face amount of the insurance coverage available.

In connection with both of the above matters, which are claimed under the same insurance policy year, the Company has accrued and/or paid the associated legal expenses and satisfied the related deductible limits under the policy. In addition, the Company has provided an additional reserve in the amount of approximately $600,000 which it believes to be the minimum estimated liability exposure after determining the appropriate allocations with its insurance carrier.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this report.

ITEM 4A. EXECUTIVE OFFICERS OF THE REGISTRANT

The following table sets forth information concerning our executive officers, including their ages, positions and tenure as of May 31, 2007:

Name	Age	Officer Since	Position
Michael Mullarkey	39		Executive Chairman of the Board
Deepak Gupta	44	2007	President and Chief Executive Officer
Stephen Lerch	52	2005	Executive Vice President, Chief Operating and Financial Officer

Michael Mullarkey has been the Chairman of our Board of Directors since November 2001. From January 2001 to April 2001, Mr. Mullarkey was the President, Secretary and a Director of Paul Allen Holdings, Inc., a full service outplacement firm in the United States, which we acquired in April 2001. From October 1999 to December 2000, Mr. Mullarkey returned to Sony Corporation where he served as General Manager. From January 1998 to September 1999 Mr. Mullarkey was the co-founder and managing director of Information Technology Mergers & Acquisitions, LLC, an investment capital group managing private equity funding and investing in emerging technology markets and organizations.

Deepak Gupta has been the Chief Executive Officer since February 2007 and our President since December 2006. In December 2006, Mr. Gupta assumed the responsibilities of President. Before joining Workstream, Mr. Gupta was the President and CEO of iSpheres, a venture-backed software vendor in the real-time intelligence space. Mr. Gupta’s leadership at iSpheres led to its technology being acquired by a Fortune 500 company. Prior to iSpheres, Mr. Gupta was the Senior Vice President, General Manager and founder of the PeopleSoft’s OnDemand business and reported directly to Craig Conway, President and CEO of PeopleSoft. Under Gupta’s leadership, this business grew from inception to the fourth largest hosting provider in North America within 24 months. Mr. Gupta was responsible for all aspects of this business including sales, marketing, business development, operations and customer support, and finance. Before PeopleSoft, Mr. Gupta was the Chief Architect of Oracle’s Hosting business as well as the Global Leader for Oracle Services’ Middleware line of business.

Stephen Lerch has been our Executive Vice President, Chief Operating and Financial Officer since April 2005. He is in charge of our financial, human resources, legal and administrative affairs and has operational oversight responsibility. From April 2003 to January 2004, Mr. Lerch was the Executive Vice President and Chief Operating Officer of Rewards Network Inc/iDine Rewards Network Inc.  Prior to this position, Mr. Lerch held the position of Executive Vice President and Chief Financial Officer from February 1997 to August 2003. Prior to that, Mr. Lerch was a business assurance partner at Coopers & Lybrand LLP, (now PricewaterhouseCoopers). In June of 2007, the Company announced that Mr. Lerch had resigned, and after a transition period, would be leaving on August 24, 2007.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

MARKET PRICE OF COMMON SHARES

Our common shares are listed on the NASDAQ Small Cap Market under the symbol “WSTM” and on the Boston Stock Exchange under the symbol “ERM.” The principal United States market for our common shares is the NASDAQ Small Cap Market. The following table sets forth, for the periods indicated, the high and low sales prices of our common shares as reported on the NASDAQ Small Cap Market. As of August 14, 2007, there were approximately 220 holders of record of our common shares.

PRICE OF COMMON SHARES
Period	High	Low

June 1, 2004 - August 31, 2004	$3.09	$2.26
September 1, 2004 - November 30, 2004	$3.44	$2.56
December 1, 2004 - February 29, 2005	$4.75	$2.60
March 1, 2005 - May 31, 2005	$5.35	$1.68
June 1, 2005 - August 31, 2005	$1.80	$1.48
September 1, 2005 - November 30, 2005	$1.72	$1.20
December 1, 2005 - February 28, 2006	$2.17	$1.23
March 1, 2006 - May 31, 2006	$2.47	$1.30
June 1, 2006 - May 31, 2007	$1.82	$.72

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
an acquisition of control in us by reason of an amalgamation, merger, consolidation or corporate reorganization following which the ultimate direct or indirect control in fact in us through the ownership of voting interests, remains unchanged

PURCHASES OF EQUITY SECURITIES

We did not repurchase any common shares or other equity securities during fiscal 2007.

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

We believe that we were not a PFIC for the fiscal years ending May 2007 and May 2006, and we believe that we will not be a PFIC for the fiscal year ending May 2008. The tests for determining PFIC status, however, are applied annually, and it is difficult to make accurate predictions of future income and assets, which are relevant to this determination. Accordingly, there can be no assurance that we will not become a PFIC. U.S. Holders who hold common shares during a period when we are a PFIC will be subject to the foregoing rules, even if we cease to be a PFIC, subject to certain exceptions for U.S. Holders who made a QEF election. U.S. Holders are strongly urged to consult their tax advisors about the PFIC rules, including the consequences to them of making a mark-to-market or QEF election with respect to common shares in the event that we qualify as a PFIC.

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

FISCAL YEAR ENDED MAY 31,
(IN THOUSANDS, EXCEPT PER SHARE DATA)

	2007	2006	2005	2004	2003
Statement of Operations Data

Revenue, net	$29,309	$28,121	$26,819	$17,167	$17,837
Cost of revenues	7,401	7,808	7,014	1,587	3,040
Selling and marketing	7,549	6,934	7,211	4,362	6,058
General and administrative	14,959	14,253	17,838	9,799	9,582
Research and development	4,013	5,423	2,147	453	1,086
Amortization and depreciation	6,503	6,685	8,535	5,602	6,097
Impairment write-down of goodwill	-	-	-	-	2,133
Operating loss	(11,116)	(12,982)	(15,926)	(4,636)	(10,159)
Other (expense) income, net	(2,518)	60	(45)	(2,635)	(1,146)
Loss before income taxes	(13,634)	(12,922)	(15,971)	(7,271)	(11,305)
Recovery of deferred income tax	-	-	848	1,789	1,586
Current income tax (expense) recovery	(124)	(64)	(36)	(55)	42
Net loss for the year	(13,758)	$(12,986)	$(15,159)	$(5,537)	$(9,677)

Basic and diluted net loss per share	$(0.27)	$(0.26)	$(0.35)	$(0.22)	$(0.52)
Weighted average number of
common stock outstanding	51,134	49,828	43,462	25,036	18,608

MAY 31,
(IN THOUSANDS)

	2007	2006	2005	2004	2003
Balance Sheet Data

Working capital (deficit)	$(6,515)	$(1,087)	$6,797	$(351)	$(3,412)
Total assets	58,661	66,270	75,657	48,882	30,618
Long term obligations	744	288	192	1,259	5,312
Total liabilities	15,474	13,248	12,718	11,143	11,594
Stockholders' equity	43,187	53,022	62,939	37,739	19,024

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

OVERVIEW

We are a provider of services and web-based software applications for Human Capital Management (“HCM”). HCM is the process by which companies recruit, train, compensate, evaluate performance, motivate, develop and retain their employees. We offer software and services that address the needs of companies to more effectively manage their HCM functions. We believe that our broad array of HCM solutions provide a “one-stop-shopping” approach for our clients’ human resource needs and is more efficient and effective than traditional methods of human resource management.

We have two distinct operating segments, which are the Enterprise Workforce Services and Career Networks segments. The Enterprise Workforce Services segment primarily consists of HCM software, professional services and products sold as part of reward and discount programs. Specifically, our Enterprise Workforce Services segment offers a complete suite of HCM software solutions, which address recruitment, benefits, performance management, compensation, development and rewards. The Career Networks segment consists of career transition, applicant sourcing and recruitment research services.

Our business changed significantly beginning in fiscal 2002. During fiscal 2002, we completed the acquisitions of Paula Allen Holdings, OMNIpartners, 6FigureJobs.com, RezLogic, ResumeXpress and Tech Engine. During fiscal 2003, we completed the acquisitions of Icarian, PureCarbon and Xylo. During fiscal 2004, we completed the acquisitions of Perform, Peopleview and Kadiri. During fiscal 2005, we completed the acquisitions of Peoplebonus, Bravanta, HRSoft and ProAct. During fiscal 2006, we acquired Exxceed, Inc. These acquisitions have enabled us to expand and enhance our HCM software, increase our service offerings and increase our revenue streams. Subsequent to the acquisitions, we have concentrated on integrating the acquired entities and technologies, expanding the reach of the existing business and identifying other potential acquisition targets. When we complete an acquisition, we combine the business of the acquired entity into the Company’s existing operations and expect that this will significantly reduce the administrative expenses associated with the business prior to the acquisition. The acquired business is not maintained as a standalone business operation. Therefore, we do not separately account for the acquired business, including its profitability. Rather, it is included in one of our two distinct business segments and is evaluated as part of the entire segment.

Over the past two years, we have expended significant resources on further development and integration of the acquired software applications. We have enhanced product functionality, user interface and reporting capabilities. We have further integrated many of the talent management solutions and provide a portal based platform for our customers who may elect to contract for a single solution or multiple applications.

In the latter part of fiscal 2007, we set in motion a series of initiatives to help meet our strategic objective of becoming one of the premier providers of talent management solutions in the HCM space. These initiatives entail further investment in product development, including the introduction of “middle market” talent management applications that are more suitable and cost effective for small to medium sized companies as well as further development of a more seamless integration between our core applications of compensation, performance and development. We are also investing in making all our products very intuitive and easy to use leveraging Web2.0 functionality. We also have begun a rapid expansion and upgrade of our sales force and related sales support resources and plan to increase marketing expenditures in support of the sales effort. In August of 2007, we closed on a $20 million equity financing to provide sufficient capital to fund these investments and support the operational needs of the business in the near-term. We believe that sound execution of these initiatives will result in accelerated revenue growth and the ability to take advantage of the scalable nature of our business model.

To monitor our results of operations and financial condition, we review key financial information including net revenues, gross profit, operating expenditure and cash flow from operations. We have deployed numerous analytical dashboards across our business to assist in evaluating current performance against established metrics, budgets and business objectives on an ongoing basis. We continue to seek methods to more efficiently monitor and manage our business performance.

CRITICAL ACCOUNTING POLICIES

Our most critical accounting policies relate to revenue recognition, the assessment of goodwill impairment, the valuation of acquired intangible assets, the assessment of intangible asset impairment and the valuation of deferred tax assets and related allowances. Management makes estimates and assumptions that affect the value of assets and the reported revenues. Changes in assumptions used would impact our financial position and results.

The Company derives revenue from various sources including the following: subscription and hosting fees; licensing of software and related maintenance fees; professional services related to software implementation, customization and training; sale of products and tickets through the Company’s employee discount and rewards software module; career transition services; recruitment research services; and, applicant sourcing.

In general, the Company recognizes revenue when all of the revenue recognition criteria are met, which is typically when:
•	Evidence of an arrangement exists;
•	Services have been provided or goods have been delivered;
•	The price is fixed or determinable; and
•	Collection is reasonably assured.

The Company primarily provides various HCM software applications as an on-demand application service and also enters into the sale of license agreements. Revenue is generated through a variety of contractual arrangements.

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

Subscription revenues and hosting fees consist of fees from customers accessing our on-demand application service. The Company follows the provisions of SEC Staff Accounting Bulletin No. 104, Revenue Recognition and Emerging Issues Task Force Issue No. 00-21, Revenue Arrangements with Multiple Deliverables. For revenue arrangements with multiple deliverables, the Company allocates the total customer arrangement to the separate units of accounting based on their relative fair values, as determined by the price of the undelivered items when sold separately. Professional services included in an application services arrangement with multiple deliverables are accounted for separately when these services have value to the customer on a standalone basis, and there is objective and reliable evidence of fair value of each deliverable of the arrangement. When accounted for separately, revenues are recognized as the services are rendered.

License revenues consist of fees earned from the granting of licenses to use the software products. The Company recognizes revenue from the sale of software licenses in accordance with American Institute of Certified Public Accountants ("AICPA") Statement of Position ("SOP") No. 97-2, Software Revenue Recognition, and SOP No. 98-9, Modification of SOP 97-2, Software Revenue Recognition, with Respect to Certain Transactions, when all of the following conditions are met: a signed contract exists; the software has been shipped or electronically delivered; the license fee is fixed or determinable; and the Company believes that the collection of the fees is reasonably assured. License revenue is recorded upon delivery with an appropriate deferral for maintenance services, if applicable, provided all of the other relevant conditions have been met. The total fee from the arrangement is allocated based on Vendor Specific Objective Evidence ("VSOE") of fair value of each of the undelivered elements. Maintenance agreements are typically priced based on a percentage of the product license fee and are either multi-year or have a one-year term, renewable annually. VSOE of fair value for maintenance is established based on the stated renewal rates. Services provided to customers under maintenance agreements include technical product support and unspecified product upgrades. VSOE of fair value for the professional service element is based on the standard hourly rates the Company charges for services when such services are sold separately.

Professional services revenue is generated from implementation of software applications and from customer training, customization and general consulting. In addition, revenue is generated from technical support not included in the software maintenance. The majority of professional services revenue is billed based on an hourly rate and recognized on a monthly basis as services are provided. For certain contracts which involve significant implementation or other services which are essential to the functionality of the software and which are reasonably estimable, the license and implementation services revenue is recognized using contract accounting, as prescribed by SOP 81-1, Accounting for Performance of Construction-Type and Certain Production-Type Contracts. Revenue is recognized over the period of each implementation using the percentage-of-completion method. Labor hours incurred is used as the measure of progress towards completion, and management believes its estimates to completion are reasonably dependable. A provision for estimated losses on engagements is made in the period in which the losses become probable and can be reasonably estimated.

One of the software applications offered by the Company allows customers to offer rewards, employee recognition and benefits (discounted goods and tickets) in an effort to promote their employee retention. The Company generates subscription revenues from the customer. In addition, the Company generates revenue from the sale of products and tickets to the customers’ employees through a website. The Company recognizes revenue when all of the revenue recognition criteria are met, which is typically when the goods are shipped and title has transferred.

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

Goodwill is assessed for impairment on an annual basis or more frequently if circumstances warrant. We assess goodwill related to reporting units for impairment and write down the carrying amount of goodwill as required. We have two distinct reporting units: Enterprise Workforce Services and Career Networks. Each reporting unit represents a distinct business unit that offers different products and services. Management monitors each unit separately. Enterprise Workforce Services, which includes revenue from software and related services, is still considered a developing business unit, whereas Career Networks is a more established business unit. We estimate the fair value of each business unit by preparing a discounted cash flow model, using a 15% discount rate. The model is prepared by projecting results for five years making different assumptions for each reporting unit. For the calculation done at the end of fiscal 2007, we estimated that individual reporting unit annual revenue growth rates would range from 6% to 27%, that gross profit would increase slightly, and that operating expenses would increase but would decrease as a percentage of revenues. We estimated the terminal rate as a multiple of revenue after the fifth year to be between 1.5 and 3.0. An impairment charge is recorded if the implied fair value of goodwill of a reporting unit is less than the book value of goodwill for that unit. Changes in the discount rate used, or in other assumptions in the model, would result in wide fluctuations in the value of goodwill that is supported. Any such changes may result in additional impairment write-downs.

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

FISCAL 2007 COMPARED TO FISCAL 2006

RESULTS OF OPERATIONS

The following table sets forth certain consolidated statements of operations data expressed as a percentage of total revenue for the periods indicated. Period-to-period comparisons of our financial results are not necessarily meaningful and you should not rely on them as an indication of future performance.

	Year ended May 31,

	2007	2006	2005

Revenues:
Software	35%	39%	35%
Professional services	15%	10%	12%
Rewards and discount products	19%	22%	20%
Career services	31%	29%	33%
Revenues, net	100%	100%	100%
Cost of revenues:
Rewards and discount products	11%	17%	15%
Other	14%	11%	11%
Cost of revenues (exclusive of the amortization and depreciation expense noted below)	25%	28%	26%
Gross profit	75%	72%	74%

Operating expenses:
Selling and marketing	26%	25%	27%
Research and development	14%	18%	8%
General and administrative	51%	51%	67%
Amortization and depreciation	22%	24%	32%
Total operating expenses	113%	118%	134%

	-38%	-46%	-60%

Interest and other income	2%	1%	1%
Interest and other expense	-10%	-1%	-1%
Other income (expense), net	-8%	0%	0%

Loss before income tax	-46%	-46%	-60%
Recovery of deferred income taxes	0%	0%	3%
Current income tax expense	0%	0%	0%
NET LOSS FOR THE PERIOD	-46%	-46%	-57%

REVENUES

Consolidated revenues were $29,308,769 for fiscal 2007 compared to $28,120,662 for fiscal 2006 an increase of $1,188,107 or 4%.

Enterprise Workforce Services revenues for fiscal 2007 were flat compared to the prior year, increasing only slightly to $20,219,044 compared to $20,157,009 for fiscal 2006, an increase of $62,035 or less than 1%. Professional service revenues increased $1,411,018, reflecting a stronger level of utilization throughout fiscal 2007 driven, in large measure, by a number of enhancement and upgrade projects to existing customers resulting from the product releases that occurred in the second half fiscal 2006. Recurring revenues from subscription and maintenance agreements was lower by $826,212 reflecting the impact of the run out of a number of maintenance contracts on older license agreements and other cancellations in excess of revenue from new bookings. Revenue from current license sales was higher by $112,358. Rewards and recognition revenue decreased $635,130 on lower redemption volumes in the existing customer base compared to the prior year.

In the fourth quarter of fiscal 2007, the Board of Directors approved a plan to take a number of immediate steps to accelerate revenue growth in the on-demand software business. As a result, the Company immediately commenced a number of strategic initiatives including increased R&D expenditures to launch a targeted middle market product in June of 2007 as well as a new product release scheduled for the fall of 2007 that further enhances and integrates the critical Compensation, Performance Management and Development applications. Additional steps include a significant increase in sales personnel and training, including an expanded sales management team, a broader and deeper field representative group, a telesales organization and additional sales engineering and support resources. Lastly, the Company has increased its planned marketing expenditures for the foreseeable future in support of the sales strategy. In August of 2007, as will be discussed further in this document, the Company announced the closing of a $20 million equity financing, a portion of which will be used for the funding of these investments.

Career Networks revenues for fiscal 2007 were $9,089,725 compared to $7,963,653 for fiscal 2006, a increase of $1,126,072 or 14%. The outplacement business showed a significant increase of $1,308,176 through a combination of stronger lead flow, higher conversion ratios and an increase in revenue per transaction with the enhanced service offering. The internet job board business showed modest gains to prior year with slight increases in advertising and subscription revenue. Recruitment services was lower compared to prior year as a substantial portion of their recruiting efforts in the current year were used to support internal hiring initiatives as opposed to external revenue generating engagements

COST OF REVENUES AND GROSS PROFIT

Cost of revenues for fiscal 2007 was $7,400,632 compared to $7,808,115 for fiscal 2006 a decrease of $407,483 or 5%. Gross profit for fiscal 2007 was $21,908,137 or 75% of revenues compared to $20,312,547 or 72% of revenues for fiscal 2006.

Enterprise Workforce Services cost of revenues accounted for $6,845,644 of the total cost of revenue for fiscal 2007 and $7,078,405 for fiscal 2006, a decrease of $232,761 or 3%. Enterprise Workforce Services gross profit was $13,373,400 or 66% of revenues for fiscal 2007 compared to $13,078,604 or 65% of revenues for fiscal 2006. Software margins declined from 94% to 92% year over year primarily as a result of certain redundant costs associated with the migration of various customers from subcontracted hosting partners to a centralized hosting array at the Fusepoint datacenter facility in Toronto. This centralization is not only expected to provide cost efficiencies as we scale the on-demand business but it also enables us to provide further assurance to our customers regarding performance under service level agreements and other security and privacy requirements. All new customers are hosted at Fusepoint and the final migration process should be completed by October of 2007. Professional services margins increased from 40% to 65% primarily as a result of much higher utilization rates on the strength of higher billable hour volumes. Additionally, the average rate per hour was slightly ahead of last year. Rewards and recognition margins declined from 24% a year ago to 19% for fiscal 2007, continuing the trend in higher use of gift cards compared to redemption for other products such as electronic and photographic goods that have larger margins. This shift in product mix is not expected to change in the near term and we anticipate further pressure on rewards margins as a result.

Career Networks cost of revenues accounted for $554,988 of the total cost of revenues for fiscal 2007 and $729,710 for fiscal 2006, a decrease of $174,722 or 24%. Career Networks gross profit was $8,534,737 or 94% of revenues for fiscal 2007 compared to $7,233,943 or 91% of revenues for fiscal 2006. The improved gross profit was directly attributable to the higher revenue per sale in the career transition business and the lower cost of lead generation. The product set used in career transition services was expanded to allow for additional revenue generating items and the target customer group was shifted to more highly compensated individuals. Both measures, when combined with a higher conversion ratio on leads provided, had a positive impact on gross profit. Additionally, the Company was able to augment its lead generation needs by sourcing opportunities from the internet job board business to reduce the overall blended cost of leads.

SELLING AND MARKETING

Selling and marketing expenses were $7,458,777 for fiscal 2007 compared to $6,934,056 for fiscal 2006, an increase of $524,721 or 8%. The increase was primarily attributable to a higher level of variable compensation associated with the increase in the outplacement business revenue and a slight increase in advertising expense in the job board business. Overall marketing costs in both the software and career transition businesses were relatively stable compared to prior year.

As previously noted, the company is currently increasing its on-demand software sales force resources including increased sales and support personnel, a telesales group and a more software industry experienced management team and has simultaneously increased its planned marketing expenditures. As a result, sales and marketing expenses in this segment are expected to continue to increase for the foreseeable future.

GENERAL AND ADMINISTRATIVE

General and administrative expenses were $14,959,116 for fiscal 2007 compared to $14,253,037 for fiscal 2006, an increase of $706,079 or 5%. The net increase is primarily due to increases in non-cash compensation associated with stock options and professional fees. In first quarter 2007, we adopted FAS 123R, which required us to include in compensation expense the estimated fair value of stock options granted. Prior to the adoption of FAS 123R, this expense was included as a footnote disclosure only. The non-cash compensation expense associated with the adoption of FAS 123R for the year was $785,541. An additional $183,321 in non-cash compensation expense relating to certain restricted stock units granted to management and the Board of Directors was also recognized in 2007, an increase of $126,515 over prior year. Professional fees were higher in the current year as legal expense, primarily associated with the class action litigation and an additional investor complaint, increased $530,563. Additionally, the Company incurred recruitment expenses associated with the hiring of new executives. These fees were offset by lower audit and Sarbanes- Oxley fees.

RESEARCH AND DEVELOPMENT

Research and development expenses were $4,013,158 for fiscal 2007 compared to $5,422,309 for fiscal 2006, a decrease of $1,409,151 or 26%. This decrease reflects a reduction in the use of outside contractors subsequent to the two significant product releases in February and April of 2006. During fiscal 2006, the Company made a significant investment to update and enhance its acquired technology, standardize and integrate the software applications and build out the talent management suite platform. The Company used outside consultants and offshore development contractors to augment its existing development team and these resources were reduced after the product releases resulting in a significant saving through the first three quarters of fiscal 2007.

As noted previously, in the fourth quarter of fiscal 2007, the Company moved ahead with its plan to develop various “middle market” software applications that it expects to be more suitable and cost-effective for small and mid-size companies. Additionally, a number of other enhancements to its Compensation, Performance Management and Development applications are underway for release in the fall of 2007, including further seamless integration between the products and the development of further multi-lingual and multicurrency capabilities to allow for international expansion within and outside of our current customer base. These product development initiatives have required a ramping back up of outside contractors over the next two to three quarters and we anticipate a corresponding higher expense in those periods.

AMORTIZATION AND DEPRECIATION EXPENSE

Amortization and depreciation expense was $6,502,977 for fiscal 2007 compared to $6,684,880 for fiscal 2006, a decrease of $181,903 or 3%. Amortization and depreciation expense for the Enterprise Workforce Services segment was $6,413,871 in fiscal 2007 compared to $6,532,749 for fiscal 2006, a decrease of $118,878 or 2%. The decrease was the net effect of a decrease in certain intangible assets with three and five-year lives (Acquired Technology & Intellectual Property) becoming fully amortized during fiscal 2007 and an increase in depreciation due to the addition of the capital lease obligations for the Fusepoint facility added during the year. Amortization and depreciation expense for the Career Networks segment was $89,105 in fiscal 2007 compared to $152,131 in fiscal 2006, a decrease of $63,025 or 41%. The decrease was due to certain intangible assets with five-year lives (Intellectual Property) included in the Career Networks segment becoming fully amortized during fiscal 2007. Amortization expense is expected to decrease significantly from the $5,464,833 recorded in fiscal 2007 to $2,152,613 in fiscal 2008 as the intangible assets acquired in 2003 and 2004 continue to become fully amortized.

INTEREST INCOME AND OTHER INCOME

Interest and other income was $523,531 in fiscal 2007 compared to $223,722 in fiscal 2006 an increase of $299,809 or 134%. The increase in interest and other income was primarily due to the Company investing the proceeds from its Secured Note facility in short term commercial paper.

INTEREST AND OTHER EXPENSE

Interest and other expense was $3,041,731 for fiscal 2007 compared to $163,504 for fiscal 2006 an increase of $2,878,227 or 1,760%. This is wholly attributable to the $15 million Secured Note Agreement entered into in September of 2006 as amended to a Senior Line of Credit in March 2007. The interest expense includes interest paid of prime plus 2.5% on the note, an accrual for the excess interest required over the amount paid to meet the guaranteed rate of return provisions through December 31, 2007, and the accretion the of warrant discount for warrants issued in conjunction with the debt obligation and amortization of prepaid financing costs.

GOODWILL

Goodwill was $45,276,411 at May 31, 2007 compared to $44,721,859 at May 31, 2006, a net increase of $554,552 or 1%. The increase represents an increase of $554,850 relating to contingent consideration paid in fiscal 2007 associated with the acquisition of Exxceed in January 2006 offset slightly by minor purchase price adjustments relating to the Bravanta and ProAct acquisitions.

FISCAL 2006 COMPARED TO FISCAL 2005

REVENUES

Consolidated revenues were $28,120,662 for fiscal 2006 compared to $26,818,587 for fiscal 2005, an increase of $1,302,075 or 5%.

Enterprise Workforce Services revenues for fiscal 2006 were $20,157,009 compared to $17,862,949 for fiscal 2005, an increase of $2,294,060 or 13%. The increase in revenues was due to the following: a $1,912,698 increase in software revenue and an $821,976 increase in reward and discount product sales partially offset by a $440,614 decrease in professional services revenue. The increase in software revenue was due to the combination of the increase in revenue subsequent to the various acquisitions in fiscal 2005 and 2006 (Peoplebonus, HRSoft, ProAct and Exxceed) and revenue generated from existing products. The increase in rewards and discount revenue was primarily due to the Bravanta acquisition in late July 2004, which; resulted in only a partial year of revenue in fiscal year 2005.

Career Networks revenues for fiscal 2006 were $7,963,653 compared to $8,955,638 for fiscal 2005, a decrease of $991,985 or 11%. The decrease was primarily the result of the decrease in recruitment research revenue of $579,007 and career transition revenue of $592,922. Beginning in fourth quarter 2005, management began to reevaluate the recruitment research business in an effort to increase profitability and decided to downsize the workforce. The downsizing resulted in less recruitment research revenue, and it also resulted in higher revenue per sales person and productivity gains that management anticipates will allow this revenue source to increase in the next fiscal year. Career transition services revenue decreased year over year but showed significant increases in fourth quarter 2006. These decreases were partially offset by an increase in applicant sourcing services revenue of $179,944.

COST OF REVENUES AND GROSS PROFIT

Cost of revenues for fiscal 2006 was $7,808,115 compared to $7,013,980 for fiscal 2005, an increase of $794,135 or 11%. Gross profit for fiscal 2006 was $20,312,547 or 72% of revenues compared to $19,804,607 or 74% of revenues for fiscal 2005.

Enterprise Workforce Services cost of revenues accounted for $7,078,405 of the total cost of revenues for fiscal 2006 and $6,074,570 for fiscal 2005, an increase of $1,003,753 or 17%. Enterprise Workforce Services gross profit was $13,078,604 or 65% of revenues for fiscal 2006 compared to $11,788,297 or 66% of revenues for fiscal 2005. The increase in cost of revenue of 17% exceeded the corresponding increase in revenues of 13% primarily as a result of rewards and discount product revenue increasing as a percentage of total Enterprise Workforce Services revenue. The rewards and discount product revenue has the lowest margins of the Enterprise Workforce Services revenue streams.

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

GENERAL AND ADMINISTRATIVE

General and administrative expenses were $14,253,037 for fiscal 2006 compared to $17,837,777 for fiscal 2005, a decrease of $3,584,740 or 20%. The net decrease is due to significant reductions in employee costs, bad debt expense, and various other operating expenses partially offset by an increase in professional fees. The decrease in employee costs reflects the gradual reduction in the number of general and administrative employees subsequent to the various acquisitions. In addition, certain other expenses, including travel, telephone, internet and software costs, have also gradually decreased subsequent to the acquisitions as the administrative headcount decreased and as the Company eliminated redundant services and consolidated providers. The decrease in bad debt expense reflects the resolution of certain large collection issues for which bad debts were expensed in fiscal 2005 and fewer credit and collection issues in fiscal 2006. The increase in professional fees is due to the use of various consultants for departmental projects as well as the expenses associated with the Company’s first SAS 70 audit.

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

LIQUIDITY AND CAPITAL RESOURCES

At May 31, 2007, we maintained $3,342,949, in cash and cash equivalents, restricted cash and short-term investments. Working capital, which represents current assets less current liabilities, was a negative $6,514,537.

At May 31, 2007, $524,497 of short-term investments was restricted from use in order to collateralize two facility lease arrangements and a credit card reserve. In fiscal 2007, we repaid an outstanding term loan and line of credit and the associated restricted cash balances were eliminated. In addition, as we make facility lease payments, the restricted cash guaranteeing the leases will periodically decrease according to the terms of the lease agreements.

For fiscal 2007, cash used in operations totaled $6,377,638, consisting primarily of the net loss for the year of $13,758,473 and a net decrease in working capital of $2,098,995 offset by non-cash expenses, including amortization and depreciation of $6,502,977, non-cash interest expense associated with the Secured Note arrangement and related warrant discount of $2,012,159 and non-cash compensation of $967,862.

Net cash provided by investing activities during fiscal 2007 was $2,094,727. Investing inflows consisted of the aforementioned release of restricted cash net of capital expenditures of $638,549.

Net cash provided by financing activities was $2,148,712 for fiscal 2007. Net proceeds from the Secured Note arrangement were $4,650,000 after giving effect to a compensating balance arrangement which was later returned to the lender when the agreement was amended and a corresponding $10 million of the obligation was retired. Additional outflows consisted of repayments of older term loan and line of credit obligations as noted above and scheduled payments on the capital lease obligations.

On October 12, 2006, the Company consummated a loan transaction pursuant to which it borrowed $15,000,000 under a Senior Secured Note Agreement. In conjunction with this transaction the Company liquidated certain short-term investments and used the funds to pay off the then outstanding balance of its line of credit and term loan as required by the terms of the secured note agreement. Under the terms of the agreement, interest on the loan was due monthly at a rate of prime plus 2.5% per annum for the initial 180 days and at a rate of prime plus 3.5% per annum for the remainder of the loan. The term of the loan was for 545 days and could be prepaid at the option of the Company. Upon repayment of the loan for any reason, the agreement provided that the Company was going to pay to the lender an additional payment such that the lender receives an internal rate of return of 30% per annum during the initial 180 days of the loan and 40% per annum during the remainder of the term of the loan. The loan agreement contains various financial covenants that required the Company to maintain at all times at least $15,000,000 of qualified accounts receivable and cash and to maintain cash of at least $10,000,000. Financing costs associated with the loan totaled approximately $350,000. Financing costs are being amortized over the term of the loan to interest expense.

In connection with loan, the Company issued the lender a warrant to purchase 2,750,000 shares of its common shares at an exercise price of $.01 per share. The fair value of the warrants was determined using the Black-Scholes pricing model and gave rise to an original issue discount on the loan of $2,392,500. The discount is being amortized over the term of the loan to interest expense. The shares issuable upon exercise of the warrants were registered for resale within 120 days of the closing date of the loan.

On January 4, 2007, the Company announced that the Board of Directors had approved an agreement in principle with its lender to amend the senior credit facility from a $15 million Senior Secured Note with an 18 month term, to a Senior Line of Credit, comprising a $5 million term note drawn against the line and an additional $10 million available through an accounts receivable backed credit facility. The amendment, which had an effective date of March 30, 2007 provided, among other things, that the guaranteed internal rate of return payments would be eliminated effective January 1, 2007 and $10 million of the initial principal was to be repaid to the lender, essentially converting it to a commitment under an asset backed line of credit. The only significant economic covenant that the lenders imposed was a $1 million block on the availability based on eligible receivables. The cost of the amendment was a restructuring fee of $750,000, which included $637,000 of interest previously accrued under the guaranteed interest provisions through January 1, 2007 and an additional $113,000 set up as financing costs. At closing, $200,000 of the aggregate fee was paid and $550,000 is due in December 2007. The term loan will be amortized ratably on a 60 month amortization. The Senior Line of Credit bears interest at prime plus 3% per annum, has a termination date of February 1, 2008 and requires annual renewal with the lender. As of May 31, 2007, the interest rate was 11.25%. Also at that date, $5,816,667 was drawn on the facility and the Company had borrowing capacity of approximately $14,000 still available based on eligible accounts receivable at that date.

In the spring of 2007, the Board of Directors approved a plan to take a number of immediate steps to accelerate revenue growth in the on-demand software core business. As a result, the Company immediately commenced a number of strategic initiatives including increased R&D expenditures to launch a targeted middle market product in June of 2007 as well as a new product release scheduled for the fall of 2007 that further enhances and integrates the critical Compensation, Performance Management and Development applications. Additional steps include a significant increase in sales force personnel and training including an expanded sales management team, a broader and deeper field representative group, a telesales group and more sales engineering and support resources. Lastly, the Company has increased its planned marketing expenditures for the foreseeable future in support of the sales strategy. In connection with the anticipated funding necessary for the execution of this plan to address current liquidity needs for operations and working capital, the Board also directed management to look at various equity or debt alternatives.

On July 25, 2007, the Company announced that it had entered into a definitive agreement pursuant to which it would raise $20 million in new capital with several new and existing investors.  In connection with the financing, the Company would issue warrants convertible into 16,000,000 common shares at a conversion price of $1.25 per share.  The warrants also include 25% coverage in the form of additional warrants exercisable for 4,000,000 common shares at an exercise price of $1.40 per share.  The warrants must be exercised within five years from the closing date of the financing. On August 3, 2007, the agreement closed and was funded and on August 6, 2007, the Company paid all outstanding obligations due to its principal lender in the amount of $6,664,801. This included $6,038,672 outstanding under the line of credit, the $550,000 still due under the guaranteed return/restructuring fee, an early termination fee of $50,000 and any remaining accrued interest and miscellaneous fees .

Management believes that the remaining liquidity from the equity financing after repayment of the indebtedness will be sufficient to meet its anticipated working capital and capital expenditure requirements Allowing the company to reach its profitability goal.

CONTRACTUAL OBLIGATIONS

At May 31, 2007 maturities of debt outstanding, capital leases, operating leases and contractual obligations are as follows:

	Year Ended May 31,
	2008	2009	2010	2011	2012	Total

Debt	$4,557,395	$-	$-	$-	$-	$4,557,395
Capital leases	591,764	471,375	213,240	7,015	-	1,283,394
Operating leases	1,120,522	583,478	-	-	-	1,704,000
Total	$6,269,681	$1,095,359	$213,240	$7,015	$-	$7,544,789

ACQUISITIONS

As part of our early strategy, we pursued growth through the acquisition of other companies offering services similar or complementary to ours. Through the acquisition of those companies we expanded our service offerings enabling us to grow our revenue and to position ourselves for future profitability by consolidating operations and improving efficiencies. While we are currently not actively pursuing an acquisition strategy, we will continue to evaluate opportunities that may increase revenues for the company and may involve enhanced or complementary products that assist in a “build or buy” decision or companies with an attractive customer base that would allow us to penetrate further with our current product set.

Acquisitions that occurred in the three years ended May 31, 2007 are described in further detail below.

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

On January 13, 2006, we acquired certain assets of Exxceed, Inc., a Delaware corporation, a developer and marketer of competency and employee development software solutions. As consideration for the sale, we made a cash payment of $500,000 and issued a promissory note for $500,000. In addition, after giving effect to shares issued in February 2007 as part of a contingent purchase price provision, the Company issued the shareholders of Exxceed 1,996,971 common shares valued at $3,082,850. We recorded approximately $1.1 million in intangible assets and an aggregate $3.0 million in goodwill as part of the acquisition.

In the past we have generally acquired companies and businesses through the issuance of our common shares. We anticipate that, to the extent necessary, we would continue to finance future acquisitions in whole or in part by issuing our common shares. However, to the extent that we use cash to fund acquisitions, the amount of funds available to satisfy our working capital needs will be reduced.

RECENT ACCOUNTING PRONOUNCEMENTS

In June 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109. Interpretation 48 clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements in accordance with Statement 109 and prescribes a recognition threshold and measurement attribute for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. Additionally, Interpretation 48 provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. Interpretation 48 is effective for fiscal years beginning after December 15, 2006, with early adoption permitted. We will adopt Interpretation 48 for our fiscal year ending May 31, 2008 and are currently evaluating the impact of the adoption of Interpretation 48 on our consolidated financial statements.

In September 2006, the SEC issued Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (SAB 108). SAB 108 addresses the diversity in practice in quantifying financial statement misstatements and establishes an approach that requires quantification of financial statement misstatements based on the effects of the misstatements on a company’s financial statements and related disclosures. SAB 108 is effective for fiscal years ending after November 15, 2006. The application of SAB 108 did not have a material impact on our consolidated financial statements.

In September 2006, the FASB issued Statement No. 157, Fair Value Measurements. Statement 157 defines fair value, establishes a framework for measuring fair value and expands fair value measurement disclosures. Statement 157 is effective for fiscal years beginning after November 15, 2007. We are currently evaluating the impact of the adoption of Statement 157 on our consolidated financial statements.

In February 2007, the FASB issued Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of FASB Statement No. 115, which allows an entity the irrevocable option to elect fair value for the initial and subsequent measurement for certain financial assets and liabilities on an instrument-by-instrument basis. Subsequent measurements for the financial assets and liabilities an entity elects to record at fair value will be recognized in earnings. Statement 159 also establishes additional disclosure requirements. Statement 159 is effective for fiscal years beginning after November 15, 2007, with early adoption permitted provided that the entity also adopts Statement 157. We are currently evaluating the impact of the adoption of Statement 159 on our consolidated financial statements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We are primarily exposed to market risks associated with fluctuations in interest rates and foreign currency exchange rates.

INTEREST RATE RISKS

Our exposure to interest rate fluctuations relates primarily to our short-term investment portfolio and our bank loans. During the year, we invest our surplus cash in short term instruments such as overnight repurchase agreements and bank commercial paper in a bank in the United States. These short-term, low-risk instruments could be withdrawn without penalty at any time. The interest income from these investments is subject to interest rate fluctuations, which we believe will not have a material impact on our financial position.

Prior to the repayment of the Senior Line of Credit in August of 2007, we held variable rate debt that fluctuated with the prime rate as part of our principal debt facility. In connection with the amount outstanding at May 31, 2007, a one-percent increase in interest rates would have had approximately a $60,000 adverse impact on the annual results of operations. Additionally, we have two letters of credit issued in May 2002 as collateral on leased facilities in the amounts of $71,676 and CDN $400,000. We pay an annual fee of 1.2% on these letters of credit.

FOREIGN CURRENCY RISK

We have monetary assets and liabilities denominated in Canadian dollars. As a result, fluctuations in the exchange rate of the Canadian dollar against the U.S. dollar will impact our reported net asset position and net income or loss. A 10% change in foreign exchange rates would result in a change in our reported net asset position of approximately $40,000, and a change in the reported net loss for the year ended May 31, 2007 of approximately $290,000.

ITEM 8: FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED CERTIFIED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Workstream Inc.

We have audited the accompanying consolidated balance sheet of Workstream Inc. as of May 31, 2007, and the related consolidated statements of operations, stockholders’ equity and cash flows for the year then ended and subsidiaries.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Workstream Inc. and subsidiaries as of May 31, 2007, and the results of their operations and their cash flows for the year then ended, in conformity with U.S. generally accepted accounting principles.

As described in Note 12 to the consolidated financial statements, on June 1, 2006, the Company changed its method of accounting for share based payments to adopt Financial Accounting Standard No. 123(R) Share-Based Payment.

/s/ McGladrey & Pullen, LLP

Orlando, Florida
August 17, 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders of Workstream Inc.

In our opinion, the accompanying consolidated balance sheet as of May 31, 2006 and the related consolidated statements of operations, stockholders equity and cash flows for each of the two years in the period ended may 31, 2006 appearing on pages 53 through 80 of this Annual Report to the Shareholders present fairly, in all material respects, the financial position of Workstream Inc. and its subsidiaries (the “Company”) at May 31, 2006 and the results of their operations and their cash flows for each of the two years in the period ended May 31, 2006 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PRICEWATERHOUSECOOPERS LLP

Ottawa, Ontario

July 28, 2006

WORKSTREAM INC.

CONSOLIDATED BALANCE SHEETS

	May 31, 2007	May 31, 2006
ASSETS
Current assets:
Cash and cash equivalents	$2,752,601	$4,577,040
Restricted cash	524,497	3,095,348
Short-term investments	65,851	302,197
Accounts receivable, net	3,789,838	3,100,779
Prepaid expenses and other assets	848,359	527,876
Total current assets	7,981,146	11,603,240
Property and equipment, net	2,715,494	1,789,739
Other assets	85,122	87,468
Acquired intangible assets, net	2,602,590	8,067,423
Goodwill	45,276,411	44,721,859

TOTAL ASSETS	$58,660,763	$66,269,729

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,259,010	$2,690,388
Accrued liabilities	2,961,928	2,132,470
Line of credit	-	2,537,246
Accrued compensation	1,378,444	1,073,239
Notes payable	4,557,395	558,776
Current portion of long-term obligations	639,445	337,517
Deferred revenue	2,699,461	3,360,766
Total current liabilities	14,495,683	12,690,402
Long-term obligations	742,025	288,269
Deferred revenue	236,492	268,727
Total liabilities	15,474,200	13,247,398

Commitments and contingencies

STOCKHOLDERS’ EQUITY
Preferred stock, no par value	-	-
Common stock, no par value	112,549,178	111,991,328
Additional paid-in capital	10,907,755	7,547,393
Accumulated other comprehensive loss	(867,288)	(871,781)
Accumulated deficit	(79,403,082)	(65,644,609)
Total stockholders’ equity	43,186,563	53,022,331

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$58,660,763	$66,269,729

See accompanying notes to these consolidated financial statements.

WORKSTREAM INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years ended May 31,
	2007	2006	2005

Software	$10,295,086	$11,008,939	$9,096,241
Professional services	4,290,960	2,879,942	3,320,556
Rewards and discount products	5,632,998	6,268,128	5,446,152
Career services	9,089,725	7,963,653	8,955,638
Revenues, net	29,308,769	28,120,662	26,818,587

Rewards and discount products	3,225,093	4,722,467	3,955,663
Other	4,175,539	3,085,648	3,058,317
Cost of revenues (exclusive of amortization and depreciation expense noted below)	7,400,632	7,808,115	7,013,980

Gross profit	21,908,137	20,312,547	19,804,607

Operating expenses:
Selling and marketing	7,548,777	6,934,056	7,210,996
Research and development	4,013,158	5,422,309	2,147,251
General and administrative	14,959,116	14,253,037	17,837,777
Amortization and depreciation	6,502,977	6,684,880	8,534,715
Total operating expenses	33,024,028	33,294,282	35,730,739

Operating loss	(11,115,891)	(12,981,735)	(15,926,132)

Interest and other income	523,531	223,722	189,851
Interest and other expense	(3,041,731)	(163,504)	(234,451)
Other income (expense), net	(2,518,200)	60,218	(44,600)

Loss before income tax	(13,634,091)	(12,921,517)	(15,970,732)
Recovery of deferred income taxes		-	847,920
Current income tax expense	(124,382)	(64,774)	(36,163)

NET LOSS	$(13,758,473)	$(12,986,291)	$(15,158,975)

Weighted average number of
common shares outstanding	51,134,281	49,827,925	43,461,514

Basic and diluted net loss per share	$(0.27)	$(0.26)	$(0.35)

See accompanying notes to these consolidated financial statements.

WORKSTREAM INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-In	Accumulated	Accumulated	Stockholders'
	Shares	Amount	Capital	Loss	Deficit	Equity
Balance at May 31, 2004	$33,574,883	$72,705,603	$3,605,224	$(1,072,302)	$(37,499,343)	$37,739,182
Issuance of shares and warrants,
net of issue costs	9,684,439	19,519,485	4,820,653	-	-	24,340,138
Issuance of shares for acquisitions	4,700,708	13,491,066	-	-	-	13,491,066
Issuance of shares through
exercise of stock options	331,260	950,390	-	-	-	950,390
Issuance of shares through
exercise of warrants	891,482	2,352,814	(919,501)	-	-	1,433,313
Net loss for the year	-	-	-	-	(15,158,975)	(15,158,975)
Cumulative translation adjustment	-	-	-	143,999	-	143,999
Balance at May 31, 2005	49,182,772	109,019,358	7,506,376	(928,303)	(52,658,318)	62,939,113

Issuance of shares for acquisition	1,500,000	2,525,000	-	-	-	2,525,000
Issuance of shares through
exercise of stock options	104,740	104,170	-	-	-	104,170
Issuance of shares through
exercise of warrants	133,333	290,000	(90,000)	-	-	200,000
Issuance of shares through
vesting of restricted stock units	40,000	52,800	-	-	-	52,800
Expensing of restricted stock unit grants	-	-	131,017	-	-	131,017
Net loss for the year	-	-	-	-	(12,986,291)	(12,986,291)
Cumulative translation adjustment	-	-	-	56,522	-	56,522
Balance at May 31, 2006	50,960,845	$111,991,328	$7,547,393	$(871,781)	$(65,644,609)	$53,022,331

Issuance of common shares as
contingent consideration	496,971	557,850				557,850
Hilco Warrant Discount			2,392,500			2,392,500
Stock option expense			785,541			785,541
Issuance of shares through
vesting of restricted stock units	73,336		26,250			26,250
Expensing of restricted stock unit
grants			156,071			156,071
Net loss for the year					(13,758,473)	(13,758,473)
Cumulative translation adjustment				4,493		4,493
Balance at May 31, 2007	51,531,152	$112,549,178	$10,907,755	$(867,288)	$(79,403,082)	$43,186,563

See accompanying notes to these consolidated financial statements.

WORKSTREAM INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years ended May 31,
	2007	2006	2005
Cash provided by (used in) operating activities:
Net loss for the year	$(13,758,473)	$(12,986,291)	$(15,158,975)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Amortization and depreciation	6,502,977	6,684,880	8,534,715
Leasehold inducement amortization	(54,236)	(53,835)	(40,100)
Non-cash interest on convertible notes and notes payable	2,012,159	-	53,746
Provision for bad debts	85,502	159,704	577,362
Recovery of deferred income taxes	-	-	(847,920)
Non-cash compensation	967,862	226,326	210,296
Change in long-term portion of deferred revenue	(34,434)	191,571	77,156
Net change in operating components of working capital:
Accounts receivable	(1,465,023)	1,119,129	(430,955)
Prepaid expenses and other assets	(182,757)	(13,215)	663,145
Accounts payable and accrued liabilities	202,320	661,216	(2,828,592)
Deferred revenue	(653,535)	(899,111)	250,064
Net cash used in operating activities	(6,377,638)	(4,909,626)	(8,940,058)

Cash flows from investing activities:
Purchase of property and equipment	(638,549)	(682,702)	(333,799)
Cash paid for business combinations	-	(500,000)	(8,838,592)
(Increase)/decrease in restricted cash	2,716,766	319,856	(196,811)
Sale of short-term investments	16,510	50,293	98,659
Net cash provided by (used in) investing activities	2,094,727	(812,553)	(9,270,543)

Cash flows from financing activities:
Proceeds from issuance of secured notes payable, net	14,650,000	-	-
Repayment of secured notes payable	(10,000,000)	-	-
Repayment of other long-term obligations	(1,013,937)	(1,712,286)	(1,050,292)
Proceeds from issuance of common stock and warrants	-	-	24,993,989
Proceeds from exercise of options and warrants	-	304,170	2,383,703
Costs related to the registration and issuance of common stock	-	-	(904,051)
Line of credit, net activity	(1,487,351)	(90,863)	186,289
Net cash provided by (used in) financing activities	2,148,712	(1,498,979)	25,609,638

Effect of exchange rate changes on cash and cash equivalents	309,760	(13,413)	74,108

Net (decrease) increase in cash and cash equivalents	(1,824,439)	(7,234,571)	7,473,145
Cash and cash equivalents, beginning of year	4,577,040	11,811,611	4,338,466

Cash and cash equivalents, end of year	$2,752,601	$4,577,040	$11,811,611

WORKSTREAM INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

	Years ended May 31,
	2007	2006	2005
Supplemental disclosure of cash flow information:
Cash paid during the year for:
Interest paid	$1,010,565	$162,609	$141,690
Income taxes paid	$77,128	$70,593	$50,736
Supplemantal schedule of home cash investing and financing activities:
Equipment acquired under capital leases	$1,224,028	$485,677	-
Issuance of common shares as contingent consideration	$557,850	-	$2,532,111
Discount on the Hilco warrants	$2,392,500	-	-

See accompanying notes to these consolidated financial statements.

Note 1. Description of Company and Significant Accounting Policies

Description of the Company

Workstream Inc. (“Workstream” or the “Company”), is a provider of services and software for Human Capital Management (“HCM”). HCM is the process by which companies recruit, train, evaluate, motivate and retain their employees. Workstream offers software and services that address the needs of companies to more effectively manage their human capital management function. Workstream has two distinct reporting units: Enterprise Workforce Services and Career Networks. The Enterprise Workforce Services segment offers a suite of HCM software solutions, which includes performance management, compensation management, development, recruitment, benefits administration and enrollment, succession planning, and employee awards and discounts programs. The Career Networks segment offers recruitment research, resume management and career transition services. In addition, Career Networks provides services through a web-site where job-seeking senior executives can search job databases and post their resumes, and companies and recruiters can post position openings and search for qualified senior executive candidates. Workstream conducts its business primarily in the United States and Canada.

Principles of Consolidation

The consolidated financial statements include the accounts of Workstream Inc. and its wholly-owned subsidiaries. The earnings of the subsidiaries are included from the date of acquisition. All intercompany accounts and transactions have been eliminated in consolidation.

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

Significant estimates and assumptions made by management include the assessment of goodwill impairment. When assessing goodwill for possible impairment, significant estimates include future cash flow projections, future revenue growth rates and the appropriate discount rate. It is reasonably possible that those estimates may change in the near-term and may materially affect future assessments of goodwill impairment. Other significant estimates include the determination of the provision for doubtful accounts receivable, valuing and estimating useful lives of intangible assets, valuing assets and liabilities acquired through business acquisitions, and estimating tax valuation allowances.

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

Restricted Cash

Restricted cash consists of short-term investment balances used to collateralize certain lease and credit agreements and were also previously used for collateralizing outstanding line of credit and term loan balances that have been subsequently paid off. The facility leases and credit agreements form part of current operations, and, accordingly, the restricted cash is classified as a current asset.

Property and Equipment

Property and equipment are recorded at cost. Depreciation is based on the estimated useful life of the asset and is recorded as follows:

Furniture and fixtures……………………….... 5 years straight line
Office equipment………………………..……. 5 years straight line
Computers and software…………………….... 3 years straight line
Leasehold improvements……………………... Shorter of lease term or useful life

The carrying values are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amounts of such assets may not be recoverable.

Leasehold Inducements

Leasehold inducements are amortized over the term of the leases as a reduction in rent expense.

Goodwill and Acquired Intangible Assets

Management assesses goodwill related to reporting units for impairment at least annually and evaluates whether a write down of the carrying amount of goodwill is required. The Company estimates the fair value of each reporting unit by preparing a discounted cash flow model. An impairment charge is recorded if the implied fair value of goodwill of a reporting unit is less than the book value of goodwill for that unit.

Intangible assets with a finite useful life recorded as a result of acquisition transactions are amortized over their estimated useful lives as follows:
Acquired technologies…………	3 years straight line
Customer base…………………	3 years straight line
Intellectual property…………...	5 years straight line

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

Revenue Recognition

The Company derives revenue from various sources including the following: subscription and hosting fees; licensing of software and related maintenance fees; professional services related to software implementation, customization and training; sale of products and tickets through the Company’s employee discount and rewards software module; career transition services; recruitment research services; and, applicant sourcing.

In general, the Company recognizes revenue when all of the revenue recognition criteria are met, which is typically when:

•	Evidence of an arrangement exists;

•	Services have been provided or goods have been delivered;

•	The price is fixed or determinable;

•	Collection is reasonably assured.

The Company primarily provides various HCM software applications as an on-demand application service and also enters into the sale of license agreements. Revenue is generated through a variety of contractual arrangements.

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

Subscription revenues and hosting fees consist of fees from customers accessing our on-demand application service. The Company follows the provisions of SEC Staff Accounting Bulletin No. 104, Revenue Recognition and Emerging Issues Task Force Issue No. 00-21, Revenue Arrangements with Multiple Deliverables. For revenue arrangements with multiple deliverables, the Company allocates the total customer arrangement to the separate units of accounting based on their relative fair values, as determined by the price of the undelivered items when sold separately. Professional services included in an application services arrangement with multiple deliverables are accounted for separately when these services have value to the customer on a standalone basis, and there is objective and reliable evidence of fair value of each deliverable of the arrangement. When accounted for separately, revenues are recognized as the services are rendered.

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

Professional services revenue is generated from implementation of software applications and from customer training, customization and general consulting. In addition, revenue is generated from technical support not included in the software maintenance. The majority of professional services revenue is billed based on an hourly rate and recognized on a monthly basis as services are provided. For certain contracts which involve significant implementation or other services which are essential to the functionality of the software and which are reasonably estimable, the license and implementation services revenue is recognized using contract accounting, as prescribed by SOP 81-1, Accounting for Performance of Construction-Type and Certain Production-Type Contracts. Revenue is recognized over the period of each implementation using the percentage-of-completion method. Labor hours incurred is used as the measure of progress towards completion, and management believes its estimates to completion are reasonably dependable. A provision for estimated losses on engagements is made in the period in which the losses become probable and can be reasonably estimated.

One of the software applications offered by the Company allows customers to offer rewards, employee recognition and benefits (discounted goods and tickets) in an effort to promote their employee retention. The Company generates subscription revenue from the rewards software application. In addition, the Company generates revenue from the sale of products and tickets to the customers’ employees through a website. The Company recognizes revenue when all of the revenue recognition criteria are met, which is typically when the goods are shipped and title has transferred.

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

Effective June 1, 2006, the Company adopted the provision Statements of Financial Accounting Standards (SFAS) No. 123R, Share-Based Payment and accounts for compensation expense for its stock based compensation plan using the fair-value method. Prior to fiscal 2007, the Company accounted for compensation expense using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”), compensation expense is measured at the grant date based on the intrinsic value of the award and is recognized on a straight-line basis over the service period, which is usually the option-vesting period.

Compensation expense for fiscal 2007 and the pro forma information calculation utilized prior to the adoption of FAS 123R is determined using the fair-value method. The fair value of options granted was estimated at the date of grant using the Black Scholes option-pricing model with the following assumptions:

	Years Ended May 31,
	2007	2006	2005

Weighted-average risk free interest rates	4.72%	4.30%	3.68%
Expected dividend yield	0%	0%	0%
Weighted-average expected volatility	70%	82%	72%
Expected life (in years)	3.5	3.5	3.5

The following reflects the impact on 2006 and 2005 results of operations if the Company had recorded additional compensation expense relating to the employee stock options:

	Years Ended May 31,
	2006	2005

Net loss, as reported	$(12,986,291)	$(15,158,975)
Add: stock-based compensation expense included in reported net loss	55,356	-

Deduct: total stock-based compensation expense determined under fair value based method for all awards	(948,651)	(896,621)
Net loss, pro forma	$(13,879,586)	$(16,055,596)
Weighted average common shares
outstanding during the year	49,827,925	43,461,514

Basic and diluted loss per share:
As reported	$(0.26)	$(0.35)
Pro forma	$(0.28)	$(0.37)

Research and Development Costs

The Company accounts for research and development costs associated with computer software development under the provisions of SFAS No. 86, Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed. Costs are expensed as incurred until technological feasibility has been established. Technological feasibility is established upon completion of a working model; thereafter, all software production costs are capitalized and subsequently reported at the lower of unamortized cost or net realizable value. To date, the time period between the establishment of technological feasibility and completion of software development has been short, and as a result, no significant development costs have been incurred during that period. Accordingly, the Company has not capitalized any research and development costs associated with computer software products to be sold, leased, or otherwise marketed.

Research and development costs primarily include salaries and related costs, costs associated with using outside contractors and miscellaneous software support and administrative expenses.

Foreign Currency Translation

These consolidated financial statements are presented in U.S. dollars. The parent company is located in Canada, and the functional currency of the parent company is the Canadian dollar. The Company’s subsidiaries use their local currency, which is the U.S. dollar, as their functional currency. Adjustments resulting from translating foreign functional currency financial statements into U.S. dollars are recorded as a separate component of stockholders’ equity. All assets and liabilities denominated in a foreign currency are translated into U.S. dollars at the exchange rate on the balance sheet date. Revenues and expenses are translated at the average exchange rate during the period. Equity transactions are translated using historical exchange rates. Foreign currency transaction gains and losses are included in net loss for the year and have not been material during the year ended May 31, 2007.

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

Interest Rate Risk

The Company’s cash equivalents, restricted cash and short-term investments earn interest at fixed rates. The Company’s loan agreement accrues interest payable currently at a variable rate based on the bank’s prime rate. While fluctuations in the prime rate could impact the Company’s financial results, management believes that the exposure to interest rate fluctuations, while impacting current cash outlays for interest payable, is limited. The variable rate indebtedness was paid off in August of 2007.

Fair Value of Financial Instruments

The carrying amounts of the Company’s financial instruments, including cash and cash equivalents, short-term investments, restricted cash, accounts receivable, accounts payable, and accrued expenses, approximate their fair values due to their short maturities. Based on borrowing rates currently available to the Company for similar terms and the duration of the debt instruments being primarily short term in nature the carrying value of the capital lease obligations, notes payable and long-term obligations approximate fair value.

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

The Company's chief operating decision maker is its Chief Executive Officer, who reviews financial information presented on a consolidated basis.  Accordingly, in accordance with SFAS No. 131, Disclosures about Segments of Enterprise and Related Information (SFAS 131), the Company has determined that it has two reporting segments:  Enterprise Workforce Services and Career Networks (see note 14).

Recent Accounting Pronouncements

In June 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109. Interpretation 48 clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements in accordance with Statement 109 and prescribes a recognition threshold and measurement attribute for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. Additionally, Interpretation 48 provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. Interpretation 48 is effective for fiscal years beginning after December 15, 2006, with early adoption permitted. We will adopt Interpretation 48 for our fiscal year ending May 31, 2008 and are currently evaluating the impact of the adoption of Interpretation 48 on our consolidated financial statements.

In September 2006, the SEC issued Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements in Current Year Financial Statements (SAB 108). SAB 108 addresses the diversity in practice in quantifying financial statement misstatements and establishes an approach that requires quantification of financial statement misstatements based on the effects of the misstatements on a company’s financial statements and related disclosures. SAB 108 is effective for fiscal years ending after November 15, 2006. The application of SAB 108 did not have a material impact on our consolidated financial statements.

In September 2006, the FASB issued Statement No. 157, Fair Value Measurements. Statement 157 defines fair value, establishes a framework for measuring fair value and expands fair value measurement disclosures. Statement 157 is effective for fiscal years beginning after November 15, 2007. We are currently evaluating the impact of the adoption of Statement 157 on our consolidated financial statements.

In February 2007, the FASB issued Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of FASB Statement No. 115, which allows an entity the irrevocable option to elect fair value for the initial and subsequent measurement for certain financial assets and liabilities on an instrument-by-instrument basis. Subsequent measurements for the financial assets and liabilities an entity elects to record at fair value will be recognized in earnings. Statement 159 also establishes additional disclosure requirements. Statement 159 is effective for fiscal years beginning after November 15, 2007, with early adoption permitted provided that the entity also adopts Statement 157. We are currently evaluating the impact of the adoption of Statement 159 on our consolidated financial statements.

Note 2. Business Acquisitions

2006 Acquisition

On January 13, 2006, the Company acquired certain assets of Exxceed, Inc. (“Exxceed”), a Delaware corporation, a developer and marketer of development, competency and performance management software. As partial consideration for the purchase, the Company issued 1,500,000 shares of common stock valued at $2,525,000 and took a note payable of $500,000. Up to an additional 1,000,000 in common shares, representing potential contingent consideration, were issuable upon the acquired company meeting certain billing targets within 12 months of the acquisition date. In fiscal 2007, the company issued the successor entity to Exxceed 496,971 common shares with a fair value at issuance of $557,850 for meeting certain targets in the 12 month period subsequent to acquisition. The primary reason for the Exxceed acquisition was to enable the Company to both enhance and expand its product and service offerings. The acquisition added a competency and employee development capability and upgraded the current performance management and succession planning application.

The consolidated financial statements presented herein include the results of operations of Exxceed from January 14, 2006.

Management prepared the valuation of the net tangible and intangible assets acquired and liabilities assumed.

The following summarizes the Exxceed purchase price allocation, after giving effect to the contingent consideration issued in fiscal 2007.

Share consideration	$3,082,850
Cash consideration	500,000
Note payable (Note 9)	500,000
Acquisition costs	35,000
Total purchase price	$4,117,850

Current assets	$945,729
Tangible long-term assets	21,173
Other assets	5,562
Current liabilities	(1,003,577)
Intangible assets:
Customer base	561,752
Acquired technology	587,989
Goodwill	2,999,222
Total net assets	$4,117,850

2005 Acquisitions

The following summarizes the final purchase price allocations for asset and business acquisitions made during the year ended May 31, 2005:

	Peoplebonus	Bravanta	HRSoft	ProAct	Total

Share consideration	$200,000	$7,107,693	$-	$2,822,873	$10,130,566
Cash consideration	105,000	2,051,120	100,000	5,500,000	7,756,120
Payoff of bank loans	-	-	550,000	-	550,000
Payoff of vendor payables	-	-	216,913	-	216,913
Note payable	95,798	-	-	1,530,000	1,625,798
Cash advance	-	-	325,000	-	325,000
Escrow funds	25,000	-	-	-	25,000
Acquisition costs	18,499	155,000	150,000	144,529	468,028
Total purchase price	$444,297	$9,313,813	$1,341,913	$9,997,402	$21,097,425

Current assets	$8,450	$643,709	$326,561	$1,443,098	$2,421,818
Tangible long-term assets	9,080	86,310	49,548	298,858	443,796
Other assets	-	35,005	57,103	56,686	148,794
Current liabilities	(644)	(875,800)	(644,942)	(1,832,091)	(3,353,477)
Other liabilities	-	(61,624)	(267,823)	-	(329,447)
Deferred income tax asset	-	861,000	-	-	861,000
Intangible assets:
Customer base	-	837,000	852,098	1,717,000	3,406,098
Intellectual property	-	645,000	-	5,034,000	5,679,000
Acquired technology	427,411	670,000	969,368	-	2,066,779
Deferred income tax liability	-	(861,000)	-	-	(861,000)
Goodwill	-	7,334,213	-	3,279,851	10,614,064
Total net identifiable assets	$444,297	$9,313,813	$1,341,913	$9,997,402	$21,097,425

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

Note 3. Restricted Cash

Certain short-term investments were pledged as collateral as follows at May 31:

	2007	2006
Line of credit (note 8)	$-	$2,537,246
Term loan (note 9)	-	33,285
Letters of credit for facility leases (note 10)	396,367	434,817
Legal bond	-	90,000
Credit card reserves	128,110	-
	$524,497	$3,095,348

Note 4. Allowance for Doubtful Accounts

The following presents the detail of the changes in the allowance for doubtful accounts for the years ended May 31:

	2007	2006
Balance at beginning of the year	$625,361	$495,402
Charged to bad debt expense	85,502	159,704
Write-offs and effect of exchange rate changes	224	(29,745)
Balance at end of the year	$711,087	$625,361

The Company uses historical experience and knowledge of and experience with specific customers in order to assess the adequacy of the allowance for doubtful accounts. Any adjustments to this account are reflected in the statement of operations as a general and administrative expense.

Note 5. Property and Equipment

Property and equipment consist of the following at May 31:

	2007	2006
Furniture, equipment
and leasehold improvements	$1,937,072	$1,899,690
Office equipment	498,720	473,274
Computers and software	8,270,919	6,196,568
	10,706,711	8,569,532
Less accumulated depreciation	(7,991,217)	(6,779,793)
Property and equipment, net	$2,715,494	$1,789,739

Property and equipment includes equipment under capital lease totaling $1,330,618 at May 31, 2007. Accumulated amortization relating to equipment under capital leases totaled $487,904 at May 31, 2007 and $71,411 at May 31, 2006. Depreciation expense for property and equipment was $1,038,144, $767,947 and $1,007,737 for the years ended May 31, 2007, 2006 and 2005, respectively.

Note 6. Acquired Intangible Assets

Acquired intangible assets consist of the following at May 31:

	2007		2006
		Accumulated		Accumulated
	Cost	Amortization	Cost	Amortization
Customer base	$8,132,722	$7,348,604	$8,132,722	$5,815,423
Acquired technologies	22,191,121	20,740,286	22,191,121	17,001,665
Intellectual property	1,322,760	955,123	1,322,760	762,092
	31,646,603	$29,044,013	31,646,603	$23,579,180
Less accumulated amortization	(29,044,013)		(23,579,180)
Net acquired intangible assets	$2,602,590		$8,067,423

Amortization expense for intangible assets was $5,464,833, $5,916,934 and $7,526,978 for the years ended May 31, 2007, 2006 and 2005, respectively. The estimated future amortization expense related to intangible assets in existence as of May 31, 2007 is as follows:

Fiscal 2008:	2,152,613
Fiscal 2009:	428,477
Fiscal 2010:	21,500
2,602,590

Note 7. Goodwill

The following represents the detail of the changes in the goodwill account for the years ended May 31, 2007 and 2006:

	Enterprise
	Workforce	Career
	Services	Networks	Total
Goodwill at May 31, 2005	29,825,840	12,457,602	42,283,442
Acquisition during the year	2,441,372	-	2,441,372
Contingent consideration
Purchase price allocation adjustments made
within one year of acquisition date	(2,955)	-	(2,955)
Goodwill at May 31, 2006	$32,264,257	$12,457,602	$44,721,859
Contingent consideration	557,850		557,850
Purchase price allocation adjustments made
within one year of acquisition date	(3,298)		(3,298)
Goodwill at May 31, 2007	$32,818,809	$12,457,602	$45,276,411

Note 8. Line of Credit

The company previously had a line of credit from a Canadian bank. The line of credit had an interest rate of bank’s prime rate plus 1%. The Company was permitted to draw up to CDN (Canadian dollars) $3,000,000 against this facility based on compensating balances on deposit with the bank (note 3). In October 2006, the line of credit was paid off in its entirety and cancelled.

Note 9. Long-Term Obligations

Long-term obligations consist of the following at May 31:

	2007	2006

Senior Line of Credit	$5,816,667	$-
Less: Unaccreted warrant discount	(1,318,049)	-
	4,498,618	-
Notes payable - other	59,427	$558,776
Leasehold inducements	97,426	151,890
Settlement agreement payable	-	30,000
Term loan	-	33,285
Capital lease obligations	1,283,394	410,611
	5,938,865	1,184,562
Less: current portion of:
Notes Payable	4,557,395	558,776
Other long-term obligations	639,445	337,517
	$742,025	$288,269

On October 12, 2006, the Company consummated a loan transaction pursuant to which it borrowed $15,000,000 under a Senior Secured Note Agreement. In conjunction with this transaction the Company liquidated certain short-term investments and used the funds, along with the related restricted cash balances to pay off the then outstanding balance of its line of credit and term loan as required by the terms of the secured note agreement. Under the terms of the agreement, interest on the loan was due monthly at a rate of prime plus 2.5% per annum for the initial 180 days and at a rate of prime plus 3.5% per annum for the remainder of the loan. The term of the loan was for 545 days and could be prepaid at the option of the Company. Upon repayment of the loan for any reason, the agreement provided that the Company was going to pay to the lender an additional payment such that the lender receives an internal rate of return of 30% per annum during the initial 180 days of the loan and 40% per annum during the remainder of the term of the loan. The loan agreement contains various financial covenants that required the Company to maintain at all times at least $15,000,000 of qualified accounts receivable and cash and to maintain cash of at least $10,000,000. Estimated financing costs associated with the loan totaled $350,000. Financing costs are being amortized over the term of the loan to interest expense.

In connection with loan, the Company issued the lender a warrant to purchase 2,750,000 shares of its common shares at an exercise price of $.01 per share. The fair value of the warrants was determined using the Black-Scholes pricing model and gave rise to an original issue discount on the loan of $2,392,500. The discount is being amortized over the term of the loan to interest expense. The shares issuable upon exercise of the warrants were registered for resale within 120 days of the closing date of the loan.

On January 4, 2007, the Company announced that the Board of Directors had approved an agreement in principle with its lender to amend the senior credit facility from a $15 million Senior Secured Note with an 18 month term, to a Senior Line of Credit, comprising a $5 million designated sublimit drawn against the line and an additional $10 million available through an accounts receivable backed credit facility. The amendment, which had an effective date of March 30, 2007 provided, among other things, that the guaranteed internal rate of return payments would be eliminated effective January 1, 2007 and $10 million of the initial principal was to be repaid to the lender, essentially converting it to a commitment under an asset backed line of credit. The only significant economic covenant that the lenders imposed was a $1 million block on the availability based on eligible receivables. The cost of the amendment was a restructuring fee of $750,000, which included $637,000 of interest previously accrued under the guaranteed interest provisions through January 1, 2007 and an additional $113,000 set up as financing costs. $200,000 of the aggregate fee was paid at closing and $550,000 is due in December 2007. The designated sublimit will be amortized ratably on a 60 month amortization. The Senior Line of Credit bears interest at prime plus 3% per annum, has a termination date of February 1, 2008 and requires annual renewal with the lender. As of May 31, 2007, the interest rate was 11.25%. Also at that date, $5,816,667 was drawn on the facility and the Company had borrowing capacity of $14,051 still available based on eligible accounts receivable at that date.

As discussed in note 12, the Company consummated a $20 million equity financing in August of 2007. Immediately after funding of the transaction, the outstanding obligation under the senior line of credit, which totaled approximately $6.1 million, the remaining restructuring fee of $550,000 and other miscellaneous fess were paid off in their entirety.

The other notes payable represent the remaining portion of the total consideration for acquisitions made in December 2004 and January 2006. The balance of $58,776 on one of the notes represents a working capital adjustment as prescribed for in the original acquisition agreement that was withheld from the repayment of the note obligation. To date, the Company and the acquired party have not agreed to the final working capital adjustment amount. The other note, which has a current balance of $248,091, was only to be repaid upon collection of certain accounts receivable which to date have not been fully collected.

The settlement agreement payable represented a settlement assumed by the Company as part of a past acquisition agreement. The final payment on this obligation was made in August 2006.

The term loan represented a five year term loan with a Canadian bank that was scheduled to mature in May 2007 with monthly principal payments of CDN $3,333 and bearing annual interest at the bank’s prime rate plus 2%. The term loan was paid off in October 2006.

The Company entered into various capital lease obligations for equipment to be housed in an outside data center facility. Leases relating to this equipment, amounting to $1,283,394 are included in the following schedule. All capital leases are being paid on a monthly basis.

As of May 31, 2007, the maturities for long-term obligations are as follows:

Fiscal 2008:	$5,194,621
Fiscal 2009:	521,230
Fiscal 2010:	215,754
Fiscal 2011:	7,260
Fiscal 2012:	-
$5,938,865

Note 10. Commitments and Contingencies

Lease Commitments

A summary of the future minimum lease payments under the Company’s non-cancelable leases as of May 31, 2007 is as follows:

	Capital Leases	Operating Leases
		Facilities	Equipment	Total

Year ended May 31:
2008	$643,835	$942,456	$178,065	$1,764,356
2009	519,687	445,678	137,801	1,103,166
2010	215,754	-	-	215,754
2011	7,260	-	-	7,260
Total minimum lease payments	1,386,536	1,388,134	315,866	3,090,536
Less amount representing interest	103,142
Total principal payments	$1,283,394
Less current maturities	582,006
	$701,388

Rent expense totaled $1,551,571, $1,433,091 and $1,666,386 for the years ended May 31, 2007, 2006 and 2005, respectively.

Letters of Credit

At May 31, 2007, the Company had provided two letters of credit totaling $396,367 as security for office leases in Florida and Ontario, which were collateralized by short-term investments that are maintained at the granting financial institution (note 3).

Contingencies

On or about August 10, 2005, a class action lawsuit was filed against the Company, its former Chief Executive Officer and its former Chief Financial Officer in the United States District Court for the Southern District of New York.  The action, brought on behalf of a purported class of purchasers of the Company’s common shares during the period from January 14, 2005 to and including April 14, 2005 (the class period), alleges, among other things, that management provided the market misleading guidance as to anticipated revenues for the quarter ended February 28, 2005, and failed to correct this guidance on a timely basis.  The action claims violations of Section 10(b) of the Securities Exchange Act of 1934 (the “Exchange Act”) and Rule 10b-5 promulgated thereunder, as well as Section 20(a) of the Exchange Act, and seeks compensatory damages in an unspecified amount as well as the award of reasonable costs and expenses, including counsel and expert fees and costs.
In December 2005, the plaintiffs filed an amended complaint which added additional plaintiffs and sought to elaborate on the allegations contained in the complaint. The defendant’s counsel filed a motion to dismiss the complaint, which was denied. Defendants have answered the amended complaint, denying its material allegations. The Court has certified the case as a class action and has approved notice to the class. Discovery is continuing.
The Company and the individual defendants have filed a motion for judgment on the pleadings, based upon a recent ruling of the United States Supreme Court. Plaintiffs are in the process of responding to that motion. Plaintiffs have also stated their desire to file a second amended complaint in lieu of responding to the pending motion, and have requested that defendants allow them to do so. Defendants have objected to this request. Plaintiffs may seek leave of Court to allow them to re-plead.
Should it become necessary, and based on discovery to date, the Company expects to file a motion for summary judgment at the close of discovery. In the event the case is not disposed of on motion, trial is expected to occur no earlier than Spring 2008.

Plaintiffs have yet to submit an expert report quantifying their damages. The Company has directors and officers liability insurance, which covers the liability of the individual defendants. The Company believes that the damages which plaintiffs will claim will exceed the face amount of the insurance coverage available.

On September 27, 2006, an investor in one of the Company’s private equity placements filed a complaint against the Company and its now former Chief Executive Officer in the United States District Court for the Southern District of New York alleging a violation of Section 10b-5 of the Securities Exchange Act of 1934 and a claim under New York common law for fraudulent and negligent misrepresentations in connection with the investor’s purchase of common shares and warrants in a private placement.

On April 11, 2007, two additional investors to the same private equity placement filed a complaint against the Company and its former Chief Executive Officer in the United States District Court for the Southern District of New York alleging a violation of Section 10b-5 of the Securities Exchange Act of 1934 and a claim under New York common law for fraudulent and negligent misrepresentations in connection with their purchase of common shares and warrants in a private placement.

The defendants have answered the initial complaint and the parties are engaged in discovery. A discovery cutoff has been established by the court of September 17, 2007. Trial is expected to occur in late 2007.

The damages claimed by plaintiffs approximate, in the aggregate, $2.2 million. The company has directors and officers liability insurance in a face amount in excess of the amount of the claimed damages. However, that insurance coverage is also subject to the claims for damages in connection with the litigation described in the preceding paragraphs of this item; those claims for damages are expected to exceed the face amount of the insurance coverage available.

In connection with both of the above matters, which are claimed under the same insurance policy year, the Company has accrued and/or paid the associated legal expenses and satisfied the related deductible limits under the policy. In addition, the Company has provided an additional reserve in the amount of approximately $600,000 which it believes to be the minimum estimated liability exposure after determining the appropriate allocations with its insurance carrier.

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

The loss before income taxes consisted of the following (rounded):

	Years ended May 31,
	2007	2006	2005

Canadian domestic loss	$3,082,000	$2,930,000	$568,000
United States loss	10,552,000	10,038,000	15,403,000
Loss before income taxes	$13,634,000	$12,968,000	$15,971,000

The provision (recovery) for income taxes consists of the following (rounded):

	Years ended May 31,
	2007	2006	2005

Canadian domestic:
Current income taxes	$-	$-	$-
United States:
Current income taxes	124,000	65,000	36,000
Deferred income taxes	-	-	(848,000)
Income tax expense (recovery)	$124,000	$65,000	$(812,000)

A reconciliation of the combined Canadian federal and provincial income tax rate with the Company’s effective income tax rate is as follows (rounded):

	Years ended May 31,
	2007	2006	2005
Combined Canadian federal and provincial tax rate	36.12%	36.12%	36.12%

Income tax recovery based on combined Canadian and
federal and provincial rate	$4,925,000	$4,684,000	$5,768,000
Effect of foreign tax rate differences	412,000	389,000	579,000
Change in enacted tax rates	(600,000)	-	(147,000)
Non-deductible amounts	26,000	197,000	173,000
Change in valuation allowance	(3,585,000)	(5,771,000)	(5,638,000)
Effect of changes in carryforward amounts	(1,624,000)	(728,000)	(547,000)
Effect of foreign exchange rate differences	298,000	1,104,000	661,000
Other	24,000	60,000	(37,000)
Income tax (expense) recovery	$(124,000)	$(65,000)	$812,000

The components of the Company’s net deferred income taxes are as follows (rounded):

	Years ended May 31,
	2007	2006	2005
Deferred income tax assets:
Scientific Research and Experimental Development ("SR&ED") expenses	$667,000	$814,000	$613,000
Loss carryforwards	28,730,000	26,340,000	23,313,000
Asset basis differences	3,812,000	2,116,000	2,421,000
Deferred Revenue	776,000	1,325,000	-
Share issue costs	169,000	309,000	467,000
Investment tax credits	580,000	1,009,000	849,000
Share Based Compensation	440,000	-	-
Share Based OID	430,000	-	-
Other	791,000	897,000	413,000
	36,395,000	32,810,000	28,076,000
Less: valuation allowance	(36,395,000)	(32,810,000)	(27,039,000)
Net deferred income tax assets	-	-	1,037,000

Deferred income tax liabilities:
Intangible assets	-	-	(1,037,000)
Net deferred income tax liabilities	$-	$-	$-

The Company has incurred net losses since inception. At May 31, 2007, the Company had approximately $57,000,000 in net operating loss carryforwards for U.S. federal income tax purposes that expire in various amounts through 2027, and approximately CDN $17,400,000 (US $18,600,000) in net operating loss carryforwards for Canadian federal and provincial income tax purposes that expire in various years through 2027. Management has determined that there is sufficient uncertainty regarding the ultimate realization of deferred tax assets relating to the United States operations and therefore, has provided a valuation allowance for the entire balance of the net deferred tax assets. The change in valuation allowance for the years ended May 31, 2007 and 2006 was an increase of $3,585,000 and $5,771,000 respectively, resulting primarily from net operating losses generated and acquired during the periods.

Note 12.  Stockholders’ Equity

The authorized share capital consists of an unlimited number of no par value common shares, an unlimited number of no par value Class A Preferred Shares (the “Class A Preferred Shares”), and an unlimited number of no par value Series A Convertible Preferred Shares (the “Series A Shares”). There were 51,531,152 and 50,960,845 common shares issued and outstanding as of May 31, 2007 and 2006, respectively. There was no Class A Preferred Shares or Series A Shares outstanding as of May 31, 2007 and 2006.

On August 3, 2007 the Company consummated a private placement of securities pursuant to which the Company raised $20,000,000 through the sale of Special Warrants convertible into 16,000,000 common shares at a conversion price of $1.25 per share and additional warrants to purchase an aggregate of 4,000,000 common shares at an exercise price of $1.40 per share.

Stock-Based Compensation Plan

The Company has granted stock options to employees, directors and consultants under the 2002 Amended and Restated Stock Option Plan (the “Plan”), which was most recently amended in October 2004. Under the Plan, as amended, the Shareholders have approved the Company to issue up to 4,000,000 shares of common stock upon the exercise of stock options. In addition, the Plan reserves, an additional 1,000,000 shares of common stock for issuance of restricted share grants. The Compensation Committee of the Board of Directors administers the Plan. Under the terms of the Plan, the exercise price of the options shall not be lower than the fair market value of the common stock on the date of the grant. Options to purchase shares of common stock generally vest ratably over a period of three years and expire five years from the date of grant.

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

The Company recognized $785,541 of stock-based compensation expense resulting from stock options in the consolidated statement of operations for the year ended May 31, 2007.

Stock option activity and related information is summarized as follows:

		Weighted	Weighted		Aggregate
	Number	Average	Average	Options	Intrinsic
	of Options	Exercise Price	Fair Value	Exercisable	Value
Balance outstanding - May 31, 2004	1,841,503	2.24		1,144,273
Granted	1,755,770	2.81	1.49
Exercised	(331,260)	2.87
Forfeited	(1,011,928)	2.93
Balance outstanding - May 31, 2005	2,254,085	2.29		552,073
Granted	818,450	1.57	0.93
Exercised	(104,740)	0.99
Forfeited	(768,892)	2.22
Balance outstanding - May 31, 2006	2,198,903	2.11		871,829
Granted	2,957,970	1.12	0.60
Exercised	-
Forfeited	(1,044,010)	1.92
Balance outstanding - May 31, 2007	4,112,863			1,066,988	$461,356

Information about options outstanding at May 31, 2007 is as follows:

	Options Outstanding			Options Exercisable
		Weighted
		Average
		Remaining	Weighted		Weighted
		Contractual	Average		Average
		Life	Exercise		Exercise
Exercise Price	Shares	(Years)	Price	Shares	Price

Less than $.99	1,144,800	3.79	$0.85	103,001	$0.98
$1.00-$1.99	2,343,990	4.01	1.32	546,107	1.15
$2.00-$2.99	392,200	2.49	2.39	263,297	2.38
$3.00-$3.99	81,873	2.60	3.24	54,583	3.24
$4.00 and over	150,000	2.79	4.11	100,000	4.11
Total	4,112,863			1,066,988

The aggregate intrinsic value in the table above represents total intrinsic value (of options in the money), which is the difference between the Company’s closing stock price on the last trading day of fiscal 2007 and the exercise price times the number of shares, that would have been received by the option holders had the option holders exercised their options on May 31, 2007.

As of May 31, 2007, approximately $2,132,000 of total unrecognized compensation costs related to non-vested stock options is expected to be recognized over the weighted average period of 1.8 years. Stock based compensation expense of $785,541 has been recorded for the year ended 2007.

The Company grants restricted stock units to certain management and members of the Board of Directors. Each restricted stock unit represents one share of common stock and vests ratably over three years. The Company will then issue common stock for the vested restricted stock units. During the vesting period, the restricted stock units cannot be transferred, and the grantee has no voting or dividend rights. The cost of the awards, determined to be the fair market value of the shares at the date of the grant, is expensed ratably over the vesting period. The compensation expense associated with the restricted stock units totaling $182,321 for fiscal 2007 is included in general and administrative expenses on the statement of operations and in additional paid-in capital on the balance sheet. During fiscal 2007, the Company granted a total of 510,000 restricted stock units to senior management and members of the Board of Directors. At May 31, 2007, 593,331 restricted stock units were outstanding including 93,333 thate were fully vested.

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

Warrants

Outstanding warrants to purchase shares of common stock as of May 31, 2007 are as follows:

Exercise Price	Expiration	Shares

$1.60	December 2008	162,500
$3.50	December 2008	2,825,000
$0.01	January 2008	2,750,000
		5,737,500

All warrants outstanding are exercisable at May 31, 2007.

Earnings per Share

For all the years presented, diluted net loss per share equals basic net loss per share due to the antidilutive effect of employee stock options, restricted stock units, warrants and escrowed shares. The following outstanding instruments could potentially dilute basic earnings per share in the future:

May 31, 2007
Stock options	4,112,863
Restricted stock units	593,331
Escrowed shares	108,304
Warrants	5,737,500
Potential increase in number of shares from dilutive instruments	10,551,998

Note 13.  Comprehensive Loss

Components of comprehensive loss were as follows:

	Year ended May 31,
	2007	2006	2005

Net loss for the year	$(13,758,473)	$(12,986,291)	$(15,158,975)
Other comprehensive loss:
Foreign currency translation adjustments (net of tax of $0)	4,493	56,522	143,999

Comprehensive loss for the year	$(13,753,980)	$(12,929,769)	$(15,014,976)

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

The following is a summary of the Company’s operations by business segment and by geographic region for the years ended May 31, 2007 and 2006:

Business Segment
	Enterprise
	Workforce	Career
	Services	Networks	Total

Year ended May 31, 2007
Software	$10,295,086	$-	$10,295,086
Rewards and discount products	5,632,998	-	5,632,998
Professional services	4,290,960	-	4,290,960
Career services		9,089,725	9,089,725
Revenue	20,219,044	9,089,725	29,308,769
Cost of revenues, rewards and discount products	4,175,539		4,175,539
Cost of revenues, other	2,670,105	554,988	3,225,093
Gross profit	13,373,400	8,534,737	21,908,137
Expenses	17,775,946	8,745,106	26,521,052
Amortization and depreciation	6,413,871	89,105	6,502,976
Business segment loss	$(10,816,417)	$(299,474)	(11,115,891)
Other income/(expenses) and
impact of income taxes			(2,642,582)
Net loss			$(13,758,473)

	Enterprise
	Workforce	Career
	Services	Networks	Total
As at May 31, 2007
Business segment assets	$6,760,179	$678,635	$7,438,814
Intangible assets	2,602,590	-	2,602,590
Goodwill	32,818,809	12,457,602	45,276,411
	$42,181,578	$13,136,237	55,317,815
Assets not allocated to business segments			3,342,948
Total assets			58,660,763

	Enterprise
	Workforce	Career
	Services	Networks	Total

Year ended May 31, 2006
Software	$11,008,939	$-	$11,008,939
Rewards and discount products	6,268,128	-	6,268,128
Professional services	2,879,942	-	2,879,942
Career services	-	7,963,653	7,963,653
Revenue	20,157,009	7,963,653	28,120,662
Cost of revenues, rewards and discount products	4,722,467	-	4,722,467
Cost of revenues, other	2,355,938	729,710	3,085,648
Gross profit	13,078,604	7,233,943	20,312,547
Expenses	19,093,514	7,515,888	26,609,402
Amortization and depreciation	6,532,749	152,131	6,684,880
Business segment loss	$(12,547,659)	$(434,076)	(12,981,735)
Other income/(expenses) and
impact of income taxes			(4,556)
Net loss			$(12,986,291)

	Enterprise
	Workforce	Career
	Services	Networks	Total
As at May 31, 2006
Business segment assets	$4,829,600	$676,262	$5,505,862
Intangible assets	8,052,062	15,361	8,067,423
Goodwill	32,264,257	12,457,602	44,721,859
	$45,145,919	$13,149,225	58,295,144
Assets not allocated to business segments			7,974,585
Total assets			$66,269,729

	Enterprise
	Workforce	Career
	Services	Networks	Total

Year ended May 31, 2005
Software	$9,096,241	$-	$9,096,241
Rewards and discount products	5,446,152	-	5,446,152
Professional services	3,320,556	-	3,320,556
Career services	-	8,955,638	8,955,638
Revenue	17,862,949	8,955,638	26,818,587
Cost of revenues, rewards and discount products	3,955,663	-	3,955,663
Cost of revenues, other	2,118,989	939,328	3,058,317
Gross profit	11,788,297	8,016,310	19,804,607
Expenses	18,557,279	8,638,745	27,196,024
Amortization and depreciation	8,126,809	407,906	8,534,715
Business segment loss	$(14,895,791)	$(1,030,341)	(15,926,132)
Other income/(expenses) and
impact of income taxes			767,157
Net loss			$(15,158,975)

	Enterprise
	Workforce	Career
	Services	Networks	Total
As at May 31, 2005
Business segment assets	$4,714,196	$737,873	$5,452,069
Intangible assets	12,721,282	93,243	12,814,525
Goodwill	29,825,840	12,457,602	42,283,442
	$47,261,318	$13,288,718	60,550,036
Assets not allocated to business segments			15,107,327
Total assets			$75,657,363

Geographic
	Canada	United States	Total

Year ended May 31, 2007
Revenue	$1,523,451	$27,785,318	$29,308,769
Expenses	4,587,696	35,836,965	40,424,660
Geographical loss	$(3,064,245)	$(8,051,647)	(11,115,891)
Other income/(expenses) and			(2,642,582)
impact of income taxes
Net loss			$(13,758,473)

	Canada	United States	Total
As at May 31, 2007
Long-lived assets	$2,303,676	$48,375,941	$50,679,617
Current assets			7,981,146
Total assets			58,660,763

	Canada	United States	Total
Year ended May 31, 2006
Revenue	$1,906,194	$26,214,468	$28,120,662
Expenses	4,702,706	36,399,691	41,102,397
Geographical loss	$(2,796,512)	$(10,185,223)	(12,981,735)
Other income/(expenses) and
impact of income taxes			(4,556)
Net loss			$(12,986,291)

	Canada	United States	Total
As at May 31, 2006
Long-lived assets	$1,233,363	$53,433,126	$54,666,489
Current assets			11,603,240
Total assets			$66,269,729

	Canada	United States	Total

Year ended May 31, 2005
Revenue	$2,188,925	$24,629,662	$26,818,587
Expenses	2,733,338	40,011,381	42,744,719
Geographical loss	$(544,413)	$(15,381,719)	(15,926,132)
Other income/(expenses) and
impact of income taxes			767,157
Net loss			$(15,158,975)

	Canada	United States	Total
As at May 31, 2005
Long-lived assets	$641,040	$55,770,829	$56,411,869
Current assets			19,245,494
Total assets			$75,657,363

Note 15.  Retirement Plans

The Company has three 401(k) plans that cover all eligible employees. The Company is not required to contribute to the plan and has made no contributions to date.

Note 16.  Quarterly Results (Unaudited)

The following table summarizes selected quarterly data of the Company for the years ended May 31, 2007 and 2006:

	Quarter Ended
	August 31,	November 30,	February 28,	May 31,
	2006	2006	2007	2007

Revenues, net	6,927,096	7,993,464	7,012,422	7,375,788
Gross profit	5,134,475	5,994,817	5,113,151	5,665,694
Net loss for the period	(2,889,769)	(2,452,047)	(4,380,645)	(4,036,012)

Weighted average number of
common shares outstanding
during the period	50,960,845	50,960,845	51,258,672	51,351,152
Basic and diluted net loss
per common share	(0.06)	(0.05)	(0.09)	(0.08)

Revenues, net	6,342,125	7,199,809	6,735,045	7,843,683
Gross profit	4,284,843	4,956,286	4,965,249	6,106,169
Net loss for the period	(3,838,144)	(3,302,937)	(3,419,325)	(2,425,885)

Weighted average number of
common shares outstanding
during the period	49,193,310	49,194,178	49,994,178	50,938,164
Basic and diluted net loss
per common share	(0.08)	(0.07)	(0.07)	(0.05)

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
On November 2, 2006, PricewaterhouseCoopers LLP (“PwC”) delivered written notice to Workstream Inc. (the “Company”) stating that PwC had declined to stand for re-election as the Company’s independent registered public accounting firm for the fiscal year ending May 31, 2007. The Company had utilized PwC as its auditors since its inception and was primarily serviced from PwC’s office in Ottawa, Canada, the location of the Company’s headquarters. However, with a significant portion of the books and records of the Company being maintained in Maitland, Florida, and with the requirement for the engagement partner at PwC to rotate in accordance with the relevant auditor independence rules, PwC found it increasingly challenging to efficiently service the Company. As a result of PwC’s difficulty and required partner rotation, the Board of Directors of the Company, at the recommendation of its Audit Committee, determined it necessary to engage a new independent public accounting firm.

The reports of the PwC on the Company’s financial statements for the previous two fiscal years did not contain any adverse option or a disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principle. During the previous two fiscal years and this fiscal year, there have been no disagreements with PwC on any matters of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of PwC would have caused PwC to make reference thereto in their reports on the financial statements for such years. During the previous two fiscal years and this fiscal year, there have been no “reportable events as such term is defined in Item 304(a)(1)(v) of Regulation S-K.

The Board of Directors, on the advice of the Audit Committee, proposed the engagement of Tedder, James, Worden & Associates, P.A. (“Tedder James”) to audit the Company’s financial statements for the fiscal year ending May 31, 2007, which was ratified by the shareholders of the Company at the annual and special meeting of shareholders held on November 30, 2006.  Tedder James was appointed as the Company’s independent registered public accounting firm effective as of such date. Tedder James handled a substantial portion of the Company’s tax services in fiscal years 2004 and 2005. During fiscal years 2005 and 2006 and the subsequent interim period, the Company has not consulted with Tedder James with respect to any of the matters or reportable events set for in Item 304(a)(2) of Regulation S-K.

On June 11, 2007, Workstream Inc. was notified that certain partners of Tedder, James, Worden & Associates, P.A. had joined McGladrey & Pulley, LLP, effective June 5, 2007, and, as a result Tedder, James, Worden & Associates, P.A. resigned as the independent registered auditor for the Company.

The decision to engage McGladrey & Pullen, LLP was approved by the board of directors of the Company on June 22, 2007

Since they were hired , there were (1) no disagreements between the Company and Tedder, James, Worden & Associates, P.A. on any matters of accounting principle or practices, financial statement disclosure, or auditing scope or procedures and (2) no reportable events within the meaning set forth in Item 304(a)(1)(v) of Regulation S-K. Retained in November 2006 and June 2007, Tedder, James, Worden & Associates and McGladrey & Pullen, LLP, respectively have not issued any reports on the Company’s financial statements during the previous two fiscal years. Accordingly, there were no reports that contained any adverse opinion or disclaimer of opinion or were qualified or modified as to uncertainty, audit scope or accounting principle.

ITEM 9A. CONTROLS AND PROCEDURES

As of the end of fiscal 2007, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of our disclosure controls and procedures. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms. There were no changes during the fourth quarter of fiscal 2007 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

McGladrey & Pullen, LLP, the independent registered public accounting firm appointed by the Board of Directors and ratified by the stockholders, have not been engaged to conduct an integrated audit of the consolidated financial statements and internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States), because the Company is no longer considered an accelerated filer. The Board of Directors is responsible for ensuring that management fulfills its responsibility for financial reporting and internal control over financial reporting, and is ultimately responsible for reviewing and approving the consolidated financial statements. The Board carries out this responsibility principally through its Audit Committee (“Committee”), which is comprised of outside directors. The Committee meets at least four times annually to review audited and unaudited financial information prior to its public release. The Committee also considers, for review by the Board of Directors and approval by the stockholders, the engagement or reappointment of the external auditors. McGladrey & Pullen, LLP has full and free access to the Audit Committee.

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

Under the supervision and with the participation of the Company's management, including the Company's CEO and CFO, the Company conducted an assessment of the effectiveness of its internal control over financial reporting based on criteria established in "Internal Control-Integrated Framework" issued by the Committee of Sponsoring Organizations of the Treadway Commission, also known as COSO. Based on this assessment, management concluded that the Company's internal control over financial reporting was effective as of May 31, 2007 based on those criteria.

/s/ Deepak Gupta	/s/ Stephen Lerch

Deepak Gupta President and Chief Executive Officer	Stephen Lerch Executive Vice President, Chief Operating Officer and Chief Fnancial Officer

Attestation Report of the Registered Public Accounting Firm

Refer to the Report of Independent Registered Public Accounting Firms on page 51.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

 The information required by this item will be incorporated by reference from our definitive proxy statement for our 2007 annual meeting of shareholders, which will be filed within 120 days after the end of the fiscal year covered by this report.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this item will be incorporated by reference from our definitive proxy statement for our 2007 annual meeting of shareholders, which will be filed within 120 days after the end of the fiscal year covered by this report.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item will be incorporated by reference from our definitive proxy statement for our 2007 annual meeting of shareholders, which will be filed within 120 days after the end of the fiscal year covered by this report.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item will be incorporated by reference from our definitive proxy statement for our 2007 annual meeting of shareholders, which will be filed within 120 days after the end of the fiscal year covered by this report.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item will be incorporated by reference from our definitive proxy statement for our 2007 annual meeting of shareholders, which will be filed within 120 days after the end of the fiscal year covered by this report.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) Documents filed as part of this report:

1. Financial Statements for the Year Ended May 31, 2007. (See Page 47)

2. Financial Statement Schedule. (None)

3. Exhibits.

(b) Exhibits
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

4.19	Form of Warrant issued on December 15, 2004 (incorporated by reference to Exhibit 4.2 to the current report on Form 8-K filed December 21, 2004).
4.20	Form of Special Warrant issued on August 3, 2007 (incorporated by reference to Exhibit 4.1 of the current report on Form 8-K filed July 31, 2007).
4.21	Form of Warrant issued on August 3, 2007 (incorporated by reference to Exhibit 4.2 to the current report on Form 8-K filed July 31, 2007).
4.22
Registration Rights Agreement dated as of August 3, 3007 by and among Workstream Inc. and certain purchase (incorporated by reference to Exhibit 4.3 to the current report on Form 8-K filed July 31, 2007).

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

10.7**	Consulting Agreement dated March 1, 2007 between Michael Mullarkey and Workstream Inc. (incorporated by reference to Exhibit 10.1 to the current report on Form 8-K filed March 7, 2007).
10.8**	Employment Agreement dated as of April 4, 2005 between Workstream, Inc. and Stephen Lerch (incorporated by reference to Exhibit 10.1 to the current report on Form 8-K filed April 7, 2005).
10.9**	Settlement Agreement dated as of May 9, 2003 between Paul Haggard and Workstream Inc. (incorporated by reference to Exhibit 10.13 to the annual report on Form 10-K for the year ended May 31, 2003).
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

10.34	Employment Agreement dated as of December 3, 2006 between Workstream, Inc. and Deepak Gupta (incorporated by reference to Exhibit 10.1 to the current report on Form 8-K filed December 7, 2006).
10.35	Employment Agreement dated as of June 11, 2007 between Workstream, Inc. and Phil Oreste (incorporated by reference to Exhibit 10.1 to the current report on Form 8-K filed June 15, 2007).
10.36	Transaction Agreement dated July 25, 2007 among the company and the investors listed therein (incorporated by reference to Exhibit 4.2 to the current report on Form 8-K filed July 31, 2007).

21.1	List of Subsidiaries.*
23.1	Consent of PricewaterhouseCoopers LLP.*
23.2	Consent of McGladrey & Pullen, LLP*
31.1	Certifications pursuant to Rule 13a-14(a)/15d-14(a).*
32.1	Certifications pursuant to 18 U.S.C. Section 1350.*
_
* Filed herewith.

** Constitutes a management contract for compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WORKSTREAM INC.

By:	/s/ Deepak Gupta
Deepak Gupta, President and Chief Executive Officer

Dated: August 15, 2007

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Deepak Gupta	President and Chief Executive Officer	August 15, 2007
Deepak Gupta	(Principal Executive Officer)
Director

/s/ Stephen Lerch	Executive Vice President	August 15, 2007
Stephen Lerch	Chief Financial Officer/Chief Operating Officer
(Principal Financial and Accounting Officer)

/s/ Michael Mullarkey	Chairman of the Board of Directors	August 15, 2007
Michael Mullarkey

/s/ John Oltman	Director	August 15, 2007
John Oltman

/s/ Michael A. Gerrior	Director	August 15, 2007
Michael A. Gerrior

/s/ Thomas Danis	Director	August 15, 2007
Thomas Danis

/s/ Mitch Tuchman	Director	August 15, 2007
Mitch Tuchman