Form 10-K/A
period 2007-05-31
WORKSTREAM INC
filed 2007-08-24
CIK 1095266

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K/A
(Amendment No. 1)

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

EXPLANATORY NOTE

On August 20, 2007, Workstream Inc. filed its Annual Report on Form 10-K for its fiscal year ended May 31, 2007 (the “2007 Form 10-K”). However, Exhibits 31.1 and 32.1 were inadvertently omitted from such filing. The Company hereby files this amendment to include with it as Exhibits 31.1 and 32.1 the certifications required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002. As required, the Company has included in this filing the 2007 Form 10-K in its entirety, including all exhibits. None of the information previously disclosed in the 2007 Form 10-K has been modified or amended by this amendment.

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

Dated: August 24, 2007

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Deepak Gupta	President and Chief Executive Officer	August 24, 2007
Deepak Gupta	(Principal Executive Officer)
Director

/s/ Stephen Lerch	Executive Vice President	August 24, 2007
Stephen Lerch	Chief Financial Officer/Chief Operating Officer
(Principal Financial and Accounting Officer)

/s/ Michael Mullarkey	Chairman of the Board of Directors	August 24, 2007
Michael Mullarkey

/s/ John Oltman	Director	August 24, 2007
John Oltman

/s/ Michael A. Gerrior	Director	August 24, 2007
Michael A. Gerrior

/s/ Thomas Danis	Director	August 24, 2007
Thomas Danis

/s/ Mitch Tuchman	Director	August 24, 2007
Mitch Tuchman