Form 10-Q
period 2007-08-31
WORKSTREAM INC
filed 2007-10-15
CIK 1095266

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2007
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________________ to ___________________

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

As of October 5, 2007, there were 51,963,078 common shares, no par value, outstanding, excluding 108,304 common shares held in escrow.

WORKSTREAM INC.

TABLE OF CONTENTS

		Page No.
Part I.	Financial Information
	Item 1. Unaudited Consolidated Financial Statements
	Consolidated Balance Sheets as of August 31, 2007 and May 31, 2007	2
	Unaudited Consolidated Statements of Operations for the Three Months ended August 31, 2007 and 2006	3
	Unaudited Consolidated Statement of Stockholders’ Equity for the Three Months ended August 31, 2007	4
	Unaudited Consolidated Statements of Cash Flows for the Three Months ended August 31, 2007 and 2006	5
	Notes to Unaudited Consolidated Financial Statements	6
	Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	17
	Item 3. Quantitative and Qualitative Disclosures About Market Risk	23
	Item 4. Controls and Procedures	23
Part II.	Other Information	24
	Item 1. Legal Proceedings	24
	Item 1A. Risk Factors	25
	Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	26
	Item 3. Exhibits	26
	Signatures	26

	Exhibit 10.37
	Exhibit 31.1
	Exhibit 31.2
	Exhibit 32.1
	Exhibit 32.2

PART I. - FINANCIAL INFORMATION
ITEM 1 - UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

WORKSTREAM INC.
CONSOLIDATED BALANCE SHEETS

	31-Aug-07	31-May-07
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$10,723,083	$2,752,601
Restricted cash	529,383	524,497
Short-term investments	66,341	65,851
Accounts receivable, net	4,253,812	3,789,838
Other receivable	1,000,000	-
Prepaid expenses and other assets	686,515	848,359
Total current assets	17,259,134	7,981,146
Property and equipment, net	2,552,984	2,715,494
Other assets	85,122	85,122
Acquired intangible assets, net	1,666,168	2,602,590
Goodwill	45,276,411	45,276,411

TOTAL ASSETS	$66,839,819	$58,660,763

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,882,425	$2,259,010
Accrued liabilities	2,456,510	2,961,928
Accrued compensation	1,483,834	1,378,444
Notes payable	-	4,557,395
Current portion of long-term obligations	647,437	639,445
Deferred revenue	2,808,828	2,699,461
Total current liabilities	9,279,034	14,495,683
Long-term obligations	650,700	742,025
Deferred revenue – long term	234,293	236,492
Common stock warrant liability	11,855,112	-
Total liabilities	22,019,139	15,474,200

Commitments and contingencies	-	-

STOCKHOLDERS’ EQUITY
Preferred stock, no par value	-	-
Common stock, no par value: 51,963,078 and 51,571,152 shares issued and outstanding, respectively	112,588,377	112,549,178
Additional paid-in capital	18,004,452	10,907,755
Accumulated other comprehensive loss	(868,032)	(867,288)
Accumulated deficit	(84,904,117)	(79,403,082)
Total stockholders’ equity	44,820,680	43,186,563

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$66,839,819	$58,660,763

See accompanying notes to these consolidated financial statements.

WORKSTREAM INC.
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months ended August 31,
	2007	2006

Revenues:
Software	$2,526,325	$2,426,753
Professional services	974,456	1,023,009
Rewards and discount products	1,370,280	1,358,782
Career services	2,497,099	2,118,552
Revenues, net	7,368,160	6,927,096
Cost of revenues:
Rewards and discount products	1,015,378	1,089,537
Other	719,779	703,084
Cost of revenues (exclusive of amortization and depreciation expense noted below)	1,735,157	1,792,621

Gross profit	5,633,003	5,134,475

Operating expenses:
Selling and marketing	2,648,744	1,847,424
General and administrative	5,108,127	3,520,646
Research and development	1,484,637	1,038,215
Amortization and depreciation	1,300,417	1,643,924
Total operating expenses	10,541,925	8,050,209

Operating loss	(4,908,922)	(2,915,734)

Interest and other income	1,528,567	125,369
Interest and other expense	(1,968,758)	(52,213)
Other income, net	(440,191)	73,156

Loss before income tax	(5,349,113)	(2,842,578)
Current income tax expense	(151,922)	(47,198)

NET LOSS	$(5,501,035)	$(2,889,776)

Weighted average number of common shares outstanding	51,532,456	50,960,845

Basic and diluted net loss per share	$(0.11)	$(0.06)

See accompanying notes to these consolidated financial statements.

WORKSTREAM INC.

UNAUDITED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-In	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Capital	Loss	Deficit	Equity
Balance at May 31, 2007	51,531,152	$112,549,178	$10,907,755	$(867,288)	$(79,403,082)	$43,186,563
Issuance of shares through exercise of stock options	40,000	39,199				39,199
Stock option expense			197,573			197,573
Expensing of restricted stock unit grants			373,492			373,492
Investor warrants issuance			6,525,632			6,525,632
Net loss					(5,501,035)	(5,501,035)
Cumulative translation adjustment				(744)		(744)
	51,571,152	$112,588,377	$18,004,452	$(868,032)	$(84,904,117)	$44,820,680

WORKSTREAM INC.
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months ended August 31,
	2007	2006
Cash provided by (used in) operating activities:
Net loss for the period	$(5,501,035)	$(2,889,776)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization and depreciation	1,300,417	1,643,924
Leasehold inducement amortization	(8,971)	-
Provision for bad debt	289,206	100,889
Loss on sale or disposal of fixed asset	12,623	-
Non-cash compensation (RSU's/stock options)	571,065	192,354
Non-cash interest income	(1,494,255)	-
Change in long-term portion of deferred revenue	-	(96,174)
Net change in operating components of working capital:
Accounts receivable	(1,753,180)	(343,116)
Prepaid expenses and other assets	161,843	21,817
Accounts payable and accrued expenses	(320,693)	(746,308)
Accrued compensation	105,391	-
Deferred revenue	109,366	(66,251)
Net cash used in operating activities	(6,528,223)	(2,182,641)

Cash provided by (used in) investing activities:
Purchase of property and equipment	(182,731)	(33,817)
(Increase)/Decrease in restricted cash	(4,886)	171,533
(Increase)/decrease in short-term investments	(490)	28,577
Net cash (used in) provided by investing activities	(188,107)	166,293

Cash provided by (used in) financing activities:
Repayment of long-term obligations	(164,594)	(92,220)
Payment of guaranteed financing costs	(550,000)	-
Proceeds from warrant financing	19,875,000	-
Line of credit, net activity	(4,498,619)	(14,524)
Proceeds from exercise of options and warrants	39,200	-
Net cash (used in) provided by financing activities	14,700,987	(106,744)

Effect of exchange rate changes on cash and cash equivalents	(14,175)	14,358

Net increase(decrease) in cash and cash equivalents	7,970,482	(2,108,734)
Cash and cash equivalents, beginning of period	2,752,601	4,577,040

Cash and cash equivalents, end of period	$10,723,083	$2,468,306

See accompanying notes to these consolidated financial statements.

WORKSTREAM INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Description of Company and Significant Accounting Policies

Unaudited Interim Financial Information

The accompanying consolidated balance sheet as of August 31, 2007, the consolidated statements of operations for the three months ended August 31, 2007 and 2006, and the consolidated statements of cash flows for the three months ended August 31, 2007 and 2006 are unaudited but include all adjustments (consisting of normal recurring adjustments) that are, in the opinion of management, necessary for a fair presentation of our financial position at such dates and our results of operations and cash flows for the periods then ended, in conformity with accounting principles generally accepted in the United States (“GAAP”). The consolidated balance sheet as of May 31, 2007 has been derived from the audited consolidated financial statements at that date but, in accordance with the rules and regulations of the United States Securities and Exchange Commission (“SEC”), does not include all of the information and notes required by GAAP for complete financial statements. Operating results for the three months ended August 31, 2007 are not necessarily indicative of results that may be expected for the entire fiscal year. The financial statements should be read in conjunction with the financial statements and notes for the fiscal year ended May 31, 2007 included in the Company’s amended Form 10-K/A filed with the SEC on August 24, 2007.

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

Management Assessment of Liquidity

The Company has grown primarily through acquisition over the past five years and has incurred operating losses throughout the period. For fiscal year 2007, the Company had a net loss of approximately $13.8 million, including $6.5 million in depreciation and amortization, used approximately $6.4 million in cash in operations, and had a working capital deficit of $6.5 million. During fiscal 2007, management focused on integrating the various acquired technologies on to a common platform while simultaneously focusing on customer service levels to retain the current customer base. The result was a series of product releases during the year that enhanced the product offering which we believe increased our customer satisfaction scores.

The Company’s 2008 budget assumes that, among other things, a reduced level of investment in product and research and development spending, increases in sales and marketing spending and increased revenue from both operating segments. Management believes that these measures should enable the Company to generate additional cash flows from operations, but if these measures fall short, management will consider cost savings measures, including cutting back new product development initiatives and further reducing general and administrative expenses and reducing sales and marketing expenditures.

On August 3, 2007 the Company consummated a private placement of securities pursuant to which the Company raised $20,000,000 through the sale of Special Warrants convertible into 16,000,000 common shares at a conversion price of $1.25 per share and additional warrants to purchase an aggregate of 4,000,000 common shares at an exercise price of $1.40 per share. Pursuant to FASB Statement No. 150, we have allocated the net proceeds of $19,875,000 between common stock warrant liability and equity. As of October 8, 2007 the Company has a $1,000,000 receivable in connection with this equity financing.

On August 6, 2007, the Company paid all outstanding obligations due its principal lender in the amount of $6,664,801. This included $6,038,672 outstanding under the line of credit, the $550,000 still due under the guaranteed return/restructuring fee, an early termination fee of $50,000 and any remaining accrued interest and miscellaneous fees.

Recent Accounting Pronouncements

In June 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes, (“FIN 48”) an interpretation of FASB Statement No. 109. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements in accordance with Statement 109 and prescribes a recognition threshold and measurement attribute for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. Additionally, FIN 48 provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006, with early adoption permitted. We adopted FIN 48 during the first quarter of our fiscal year ending May 31, 2008. The adoption of FIN 48 did not have a material impact on our consolidated financial statements for the three months ended August 31, 2007.

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

Note 2. Allowance for Doubtful Accounts

The following presents the details of the change in the allowance for doubtful accounts:

	Three Months ended August 31, 2007	Year ended May 31, 2007

Balance at beginning of the period	$711,087	$625,361
Charged to bad debt expense	282,836	85,502
Write-offs and effect of exchange rate changes	(254,576)	224
Balance at end of the period	$739,347	$711,087

The Company uses historical experience and knowledge of and experience with specific customers in order to assess the adequacy of the allowance for doubtful accounts. Any adjustments to this account are reflected in the statement of operations as a general and administrative expense.

Note 3. Acquired Intangible Assets

 Acquired intangible assets consist of the following:

	August 31, 2007		May 31, 2007
	Cost	Accumulated Amortization	Cost	Accumulated Amortization

Customer base	$8,132,722	7,654,235	$8,132,722	$7,348,604
Acquired technologies	22,191,121	21,327,690	22,191,121	20,740,286
Intellectual property	1,322,760	998,510	1,322,760	955,123
	31,646,603	29,980,435	31,646,603	$29,044,013
Less accumulated amortization	(29,980,435)		(29,044,013)
Net acquired intangible assets	1,666,168		$2,602,590

Amortization expense for acquired intangible assets was $936,422 and $1,436,398 for the three months ended August 31, 2007 and 2006, respectively. The estimated amortization expense related to acquired intangible assets in existence as of August 31, 2007 is as follows:

Remainder of Fiscal 2008:	$1,216,194
Fiscal 2009:	428,474
Fiscal 2010:	21,500
$1,666,168

Note 4.  Income Taxes

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

Effective June 1, 2007, the Company adopted the provisions of Financial Accounting Standards Board “(FASB”) Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”), which prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This Interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The evaluation of a tax position in accordance with this Interpretation is a two-step process. Under FIN 48, an entity may only recognize or continue to recognize tax positions that meet a “more likely than not” threshold. The Company adopted FIN 48 on June 1, 2007 and has determined FIN 48 to not be significant in the consolidated financial statements. Our U.S. and Canadian federal income tax returns for the tax years 2003 and 2002 and beyond ,respectively, remain subject to examination by the Internal Revenue Service and the Canadian Revenue Agency.

Note 5.  Contingencies

On or about August 10, 2005, a class action lawsuit was filed against the Company, its former Chief Executive Officer and its former Chief Financial Officer in the United States District Court for the Southern District of New York.  The action, instituted on behalf of a purported class of purchasers of the Company’s common shares during the period from January 14, 2005 to and including April 14, 2005 (the class period), alleges, among other things, that management provided the market misleading guidance as to anticipated revenues for the quarter ended February 28, 2005, and failed to correct this guidance on a timely basis.  The action claims violations of Section 10(b) of the Securities Exchange Act of 1934 (the “Exchange Act”) and Rule 10b-5 promulgated thereunder, as well as Section 20(a) of the Exchange Act, and seeks compensatory damages in an unspecified amount as well as the award of reasonable costs and expenses, including counsel and expert fees and costs.

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

The Company and the individual defendants have filed a motion for judgment on the pleadings, based upon a recent ruling of the United States Supreme Court. Plaintiffs have responded to that motion, which is presently scheduled for argument on September 28, 2007. The parties are also engaged in settlement discussions and have agreed to pursue mediation.

Should it become necessary, and based on discovery to date, the Company expects to file a motion for summary judgment at the close of discovery. In the event the case is not disposed of on motion, trial is expected to occur no earlier than Spring 2008.

Plaintiffs have yet to submit an expert report quantifying their damages. The Company has directors and officers liability insurance, which covers the liability of the individual defendants. The Company believes that the damages which plaintiffs will claim will exceed the face amount of the insurance coverage available. However, the present settlement discussions are within the Company’s insurance policy limits and the Company has reached an agreement with its primary insurance carrier limiting the Company’s exposure, in the event of a resolution within the Company’s insurance limits, to $600,000.

On September 27, 2006, Sunrise Equity Partners, L.P. (“Sunrise”) filed a complaint against the Company and its former Chief Executive Officer in the United States District Court for the Southern District of New York alleging a violation of Section 10b-5 of the Securities Exchange Act of 1934 and a claim under New York common law for fraudulent and negligent misrepresentations in connection with Sunrise’s purchase of common shares and warrants in a private placement.

On April 11, 2007, Nathan A. Low (“Low”) and Sunrise Foundation Trust (“Trust”) filed a complaint against the Company and its former Chief Executive Officer in the United States District Court for the Southern District of New York alleging a violation of Section 10b-5 of the Securities Exchange Act of 1934 and a claim under New York common law for fraudulent and negligent misrepresentations in connection with Low’s and the Trust’s purchase of common shares and warrants in a private placement. The three plaintiffs invested an aggregate of $4 million in the Company in the PIPE transaction.

The defendants have answered the initial complaint and the parties are engaged in discovery. A non-jury trial is expected to be scheduled for late 2007 or early 2008.

The damages claimed by plaintiffs approximate, in the aggregate, $3.5 million, although Company counsel does not believe there is a credible damages claim in excess of $2.2 million. The Company has directors and officers liability insurance in a face amount in excess of the amount of the claimed damages. However, that insurance coverage is also subject to the claims for damages in connection with the litigation described in the preceding numbered paragraph of this item; those claims for damages are expected to exceed the face amount of the insurance coverage available.

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

The Company recognized $197,573 of stock-based compensation expense resulting from stock options in the consolidated statement of operations for the three months ended August 31, 2007.

Stock option activity and related information is summarized as follows:

		Weighted	Weighted		Aggregate
	Number	Average	Average	Options	Intrinsic
	of Options	Exercise Price	Fair Value	Exercisable	Value
Balance outstanding - May 31, 2005	2,254,085	2.29		552,073
Granted	818,450	1.57	0.93
Exercised	(104,740)	0.99
Forfeited	(768,892)	2.22
Balance outstanding - May 31, 2006	2,198,903	2.11		871,829
Granted	2,957,970	1.12	0.60
Exercised	-
Forfeited	(1,044,010)	1.92
Balance outstanding - May 31, 2007	4,112,863			1,066,988
Granted	902,650	1.07	.58
Exercised	(40,000)	0.98
Forfeited	(714,000)	1.67
Balance outstanding - August 31, 2007	4,261,513			1,154,822	$302,920

Information about options outstanding at August 31, 2007 is as follows:

	Options Outstanding			Options Exercisable
		Weighted
		Average
		Remaining	Weighted		Weighted
		Contractual	Average		Average
		Life	Exercise		Exercise
Exercise Price	Shares	(Years)	Price	Shares	Price

Less than $.99	1,178,300	3.38	$0.86	63,000	$0.98
$1.00-$1.99	2,594,140	3.83	1.32	691,507	1.36
$2.00-$2.99	357,200	1.63	2.43	312,398	2.50
$3.00-$3.99	81,873	2.36	3.25	54,583	3.24
$4.00 and over	50,000	2.56	4.41	33,334	4.15
Total	4,261,513			1,154,822

The aggregate intrinsic value in the table above represents total intrinsic value (of options in the money), which is the difference between the Company’s closing stock price on the last trading day of fiscal 2007 and the exercise price times the number of shares, that would have been received by the option holders had the option holders exercised their options on August 31, 2007.

As of August 31, 2007, approximately $1,657,016 of total unrecognized compensation costs related to non-vested stock options is expected to be recognized over the weighted average period of 1.7 years. Stock based compensation expense of $197,573 has been recorded for the three months ended August 31, 2007.

The Company grants restricted stock units to certain management and members of the Board of Directors. Each restricted stock unit represents one share of common stock and vests ratably over three years. The Company will then issue common stock for the vested restricted stock units. During the vesting period, the restricted stock units cannot be transferred, and the grantee has no voting or dividend rights. The cost of the awards, determined to be the fair market value of the shares at the date of the grant, is expensed ratably over the vesting period. The compensation expense associated with the restricted stock units totaling $373,492 for three months ended August 31, 2007 is included in general and administrative expenses on the statement of operations and in additional paid-in capital on the balance sheet. During fiscal 2008, the Company granted a total of 415,000. At August 31, 2007, 818,331 restricted stock units were outstanding including 266,665 that were fully vested.

On December 3, 2006, the Company hired a President for the Enterprise Workforce segment of the business, now the President and CEO of the Company. In connection thereto, the new president received, as part of his compensation package, a grant of 1,000,000 stock options at an exercise price of $0.85, the closing market price of the Company stock on that date, and 250,000 restricted stock units. The options are valued using the Black Scholes method and vest over a 3 year period. On August 28, 2007, the previously mentioned employment agreement was amended to include an additional 200,000 stock options at an exercise price of $1.05 per share, the closing market price of the Company stock on that date, and 200,000 restricted stock units convertible into Company common stock on a one-for-one basis. The stock option and RSU grants require approval by the Company's shareholders of an increase to the number of shares available pursuant to the Company's stock option plan. The stock options and restricted stock units will not vest until the Company's common stock trades at or above $3.00 per share on the NASDAQ exchange for 20 consecutive trading days.

The Company announced the resignation of Stephen Lerch as its Chief Financial Officer effective as of August 25, 2007. In connection with Mr. Lerch’s resignation, the Company and Mr. Lerch entered into a Settlement Agreement pursuant to which the Company agreed to pay Mr. Lerch six months of severance totaling $125,000 and $24,417 of accrued but unused vacation time. In addition, the Company agreed to pay for Mr. Lerch’s health and life insurance benefits for six months from the effective date of Mr. Lerch’s resignation. As part of the Settlement Agreement, Mr. Lerch agreed to forfeit options to purchase 350,000 common shares of the Company. However, the Company agreed to issue to Mr. Lerch 16,666 restricted stock units that had not yet vested as well as an additional 50,000 fully vested restricted stock units and to pay any income taxes owing by Mr. Lerch in connection with the issuance of the aggregate 100,000 fully vested restricted stock units issued to Mr. Lerch during 2007.

As of June 11, 2007, the Company entered into an employment agreement with Phil Oreste, 40 years old, pursuant to which Mr. Oreste agreed to become the Chief Financial Officer of the Company on August 25, 2007. The Company granted Mr. Oreste an option to purchase 200,000 common shares of the Company at an exercise price of $1.17 per share, the closing price of the shares on June 8, 2007, pursuant to the terms and conditions of the Company's 2002 Amended and Restated Stock Option Plan. Such options will vest in three equal annual installments beginning on the first anniversary of the date of grant. In addition, the Company granted Mr. Oreste 50,000 Restricted Stock Units that vest in three equal annual installments beginning on the first anniversary of the date of grant.

Note 7. Investor Warrants

On August 3, 2007 the Company consummated a private placement of securities pursuant to which the Company raised $20,000,000 through the sale of two series of warrants. The first series of warrants (the “Special Warrants”) are convertible into 16,000,000 common shares at a conversion price of $1.25 per share. The Special Warrants have a five year life; however, after the fourth year the holder has the right to require the Company to purchase the unconverted portion at a price equal to fair value, which shall be determined by an independent party selected by the Company and approved by the holder. The second series of warrants (the “Additional Warrants”) are convertible into 4,000,000 common shares at an exercise price of $1.40 per share over a five year life.

Pursuant to FASB Statement No. 150 “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” (“SFAS 150”), the Special Warrants have been accounted for as a liability due to their redeemable feature, while the Additional Warrants have been accounted for as additional paid-in capital. Using the Black-Scholes valuation model, the Company determined the fair value of the Special Warrants to be $13,349,368 as of August 3, 2007. Pursuant to Emerging Issues Task Force Issue 00-19 “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock” the value of the Additional Warrants amounted to $6,525,632 which was calculated as the net proceeds received less the value of the Special Warrants.

In addition, SFAS 150 requires the Company to revalue the Special Warrants at each reporting period. As a result, the fair value of the Special Warrants was determined to be $11,855,112 as of August 31, 2007. The change in value of the Special Warrants of $1,494,256 between the two periods has been charged as interest income in the consolidated accompanying statements of operations for the three months ended August 31, 2007. Following is a summary of the above transactions, along with the assumptions used in determining the fair value of the Special Warrants at August 3, 2007 and August 31, 2007:

	As of	As of
	August 3, 2007	August 31, 2007

Common stock warrant liability	$13,349,368	$11,855,112
Additional paid-in capital
	6,525,632	6,525,632

	As of	As of
	August 3, 2007	August 31, 2007
Volatility	89%	89%
Risk-free interest rate	4.52%	4.25%
Dividend yield	0.00%	0.00%
Years to maturity	5.00	4.92

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

Business Segments

	Enterprise
	Workforce	Career
	Services	Networks	Total

Three Months ended August 31, 2007

Software	$2,524,075	$2,250	$2,526,325
Professional services	974,456	-	974,456
Rewards and discount products	1,370,280	-	1,370,280
Career services	-	2,497,099	2,497,099
Revenue, net	4,868,811	2,499,349	7,368,160
Cost of revenues, rewards and discount products	1,015,378	0	1,015,378
Cost of revenues, other	587,513	132,266	719,779
Gross profit	3,265,920	2,367,083	5,633,003
Expenses	6,566,770	2,674,738	9,241,508
Amortization and depreciation	1,282,850	17,567	1,300,417
Business segment loss	$(4,583,700)	$(325,222)	$(4,908,922)
Other income/expense and impact of income taxes			592,113
Net loss			$(5,501,035)

	Enterprise
	Workforce	Career
	Services	Networks	Total
As at August 31, 2007
Business segment assets	$8,064,488	$513,944	$8,578,432
Intangible assets	1,666,168	-	1,666,168
Goodwill	32,818,809	12,457,602	45,276,411
	$42,549,465	$12,971,546	55,521,011
Assets not allocated to business segments			11,318,808
Total assets			$66,839,819

	Enterprise
	Workforce	Career
	Services	Networks	Total

Three Months ended August 31, 2006

Software	$2,426,753	$-	$2,426,753
Professional services	1,023,009	-	1,023,009
Rewards and discount products	1,358,782	-	1,358,782
Career services	-	2,118,552	2,118,552
Revenue, net	4,808,544	2,118,552	6,927,096
Cost of revenues, rewards and discount products	1,089,537	-	1,089,537
Cost of revenues, other	540,990	162,094	703,084
Gross profit	3,178,017	1,956,458	5,134,475
Expenses	4,327,781	2,078,504	6,406,285
Amortization and depreciation	1,610,240	33,684	1,643,924
Business segment loss	$(2,760,004)	$(155,730)	(2,915,734)
Other income/expense and impact of income taxes			25,958
Net loss			$(2,889,776)

	Enterprise
	Workforce	Career
	Services	Networks	Total
As at May 31, 2007
Business segment assets	$6,760,179	$678,635	$7,438,814
Intangible assets	2,602,590	-	2,602,590
Goodwill	32,818,809	12,457,602	45,276,411
	$42,181,578	$13,136,237	55,317,815
Assets not allocated to business segments			3,342,948
Total assets			$58,660,763

Geographic
	Canada	United States	Total

Three Months ended August 31, 2007
Revenue	$349,033	$7,019,127	$7,368,160
Expenses	1,351,270	10,925,812	12,277,082
Geographical loss	$(1,002,237)	$(3,906,684)	(4,908,922)
Other income/expenses and impact of income taxes			592,113
Net loss			$(5,501,035)

	Canada	United States	Total
As at August 31, 2007
Long-lived assets	$2,090,018	$47,490,666	$49,580,684
Other assets			16,259,135
Total assets			$66,839,819

	Canada	United States	Total

Three Months ended August 31, 2006
Revenue	$437,596	$6,489,500	$6,927,096
Expenses	1,113,112	8,729,718	9,842,830
Geographical loss	$(675,516)	$(2,240,218)	(2,915,734)
Other income/expenses and impact of
income taxes			25,958
Net loss			$(2,889,776)

	Canada	United States	Total
As at May 31, 2007
Long-lived assets	$2,303,676	$48,375,941	$50,679,617
Current assets			7,981,146
Total assets			$58,660,763

Note 8. Net Income (Loss) per Share

Because the Company reported a net loss during the three-month periods ended August 31, 2007 and 2006, the Company excluded the impact of its common stock equivalents in the computation of dilutive earnings per share for these periods, as their effect would be anti-dilutive. The following outstanding instruments could potentially dilute basic earnings per share in the future:

August 31, 2007
Stock options	4,261,513
Restricted stock units	818,331
Escrowed shares	108,304
Warrants	25,737,501
Potential increase in number of shares from dilutive instruments	30,925,649

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD LOOKING STATEMENTS

Certain statements discussed in Item 2 (Management’s Discussion and Analysis of Financial Condition and Results of Operations), and Item 3 (Quantitative and Qualitative Disclosures About Market Risk) and elsewhere in this Form 10-Q constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements concerning management’s expectations, strategic objectives, business prospects, anticipated economic performance and financial condition and other similar matters involve known and unknown risks, uncertainties and other important factors that could cause the actual results, performance or achievements of results to differ materially from any future results, performance or achievements discussed or implied by such forward-looking statements. Such risks, uncertainties and other important factors are described in Items 1A (Risk Factors) and 7 (Management’s Discussion and Analysis of Financial Condition and Results of Operations) of the Company’s Form 10-K for the fiscal year ended May 31, 2007 and in Item 1A of Part II hereunder. The words “estimate,” “project,” “intend,” “believe,” “plan” and similar expressions are intended to identify forward-looking statements. Forward-looking statements speak only as of the date of the document in which they are made. The Company disclaims any obligation or undertaking to provide any updates or revisions to any forward-looking statement to reflect any change in the Company’s expectations or any change in events, conditions or circumstances on which the forward-looking statement is based.

The following discussion and analysis should be read in conjunction with our unaudited consolidated financial statements and accompanying notes for the three-months ended August 31, 2007. All figures are in United States dollars, except as otherwise noted.

OVERVIEW

We are a provider of services and web-based software for Human Capital Management (“HCM”). HCM is the process by which companies recruit, train, evaluate, motivate, develop and retain their employees. We offer software and services that focus on talent management and address the needs of companies to more effectively manage their human capital management function. We believe that our integrated end-to-end talent management suite, which brings together our entire modular stand -alone applications on a common platform, is a more efficient and effective than traditional methods of human resource management.

We have two distinct operating segments, which are the Enterprise Workforce Services and Career Networks segments. The Enterprise Workforce Services segment primarily consists of HCM software, professional services and products sold as part of reward and discount programs. Specifically, our Enterprise Workforce Services segment offers a complete suite of HCM software solutions, which address performance, compensation, development, recruitment, benefits, and rewards. The Career Networks segment consists of career transition, applicant sourcing and recruitment research services.

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

REVENUES

Consolidated revenues were $7,368,160 for first quarter 2008 compared to $6,927,096 for first quarter 2007, an increase of $441,065 or 6%.

Enterprise Workforce Solutions revenues for first quarter 2008 were $4,868,811 compared to $4,808,544 for first quarter 2007, an increase of $60,268 or 1%. The net increase is primarily due to a an increase in license software revenue offset by a reduction in recurring revenues from subscription and maintenance agreements, the result of terminations of certain maintenance contracts on older license agreements, and other cancellations in excess of revenue from new bookings.

Career Networks revenues for first quarter 2008 were $2,499,349 compared to $2,118,552 for first quarter 2007, an increase of $380,797 or 18%. The outplacement business was the primary reason for the increase due to a combination of stronger lead flow, higher conversion ratios and an increase in revenue per transaction with the enhanced service offering.

COST OF REVENUES AND GROSS PROFIT

Cost of revenues for first quarter 2008 was $1,735,157 compared to $1,792,621 for first quarter 2007, a decrease of $57,464 or 3%. Gross profits were $5,633,003 for first quarter 2008 or 76% of revenues compared to $5,134,475 or 74% of revenues for first quarter 2007.

Enterprise Workforce Services cost of revenues accounted for $1,602,891 of the total cost of revenues for first quarter 2008 compared to $1,630,527 for first quarter 2007, a decrease of $27,636. Enterprise Workforce Services gross profit was $3,265,920 or 67% for first quarter 2008 compared to $3,178,017 or 66% for first quarter 2007.

Career Networks cost of revenues accounted for $132,266 of the total cost of revenues for first quarter 2008 and $162,094 for first quarter 2007, a decrease of $29,828 or 18%. Career Networks gross profit was $2,367,083 or 95% of revenues for first quarter 2008 compared to $1,956,458 or 92% of revenue for first quarter 2007. The increase in the gross margin is due to lower costs associated with generating leads for career transition sales as more leads are being generated internally.

SELLING AND MARKETING EXPENSE

Selling and marketing expenses were $2,648,744 for first quarter 2008 compared to $1,847,424 for first quarter 2007, an increase of $801,320 or 43%. The increase is primarily due to employee and recruitment costs for additional sales personnel for the Enterprise Workforce Services segment. Within the Career Networks segment, higher levels of variable compensation and increased employee costs also contributed to the increased expenses as compared to the first quarter for fiscal 2007.

During the first quarter 2008, the company increased its on-demand software sales force resources including enterprise software sales and support personnel, a telesales sales organization and a more software industry experienced management team. The Enterprise Workforce Services business plans to increase marketing expenditures as well and as a result, sales and marketing expenses in this segment are expected to continue to increase for the foreseeable future.

GENERAL AND ADMINISTRATIVE EXPENSE

General and administrative expenses were $5,108,127 for first quarter 2008 compared to $3,520,646 for first quarter 2007, an increase of $1,587,481 or 45%. Employee-related costs for the first quarter 2008 are higher due to the increased number of employees. Recruiting fees increased as compared to prior year due primarily to recruitment expenses associated with the hiring of new executives. Restricted stock unit expense is up $307,431 as compared to the first fiscal quarter of 2007 due to increased grants for new hires and an adjustment for June, 2007. Bad debt expense increased quarter over quarter due to increased write-offs in the first quarter 2008. The non-cash compensation expense associated with the adoption of FAS 123R for the year was $197,573.

RESEARCH AND DEVELOPMENT EXPENSE

Research and development costs were $1,484,637 for first quarter 2008 compared to $1,038,215 for first quarter 2007, an increase of $446,421 or 43%. During the last two quarters of fiscal 2007, the Company made a significant investment in further development of its software suite. The spending on research and development continued during the first quarter of fiscal 2008 as the Company prepares to launch a new product. A significant amount of this work for the first quarter of 2008 was performed by outside consultants. The spending on development is not expected to continue at the current rate and should reduce throughout the year.

AMORTIZATION AND DEPRECIATION EXPENSE

Amortization and depreciation expense was $1,300,417 for first quarter 2008 compared to $1,643,924 for first quarter 2007, a decrease of $343,507 or 21%. The decrease reflects certain acquired intangible assets becoming fully amortized during fiscal 2007 resulting in reduced amortization expense in the first quarter 2008. Without additional business acquisitions, the amortization expense will continue to decrease during fiscal 2008.

INTEREST INCOME AND OTHER INCOME

Interest and other income was $1,528,567 for first quarter 2008 compared to $125,369 for first quarter 2007, an increase of $1,403,198 or 1,119%. In August 2007, we received $20 million in equity financing. As required by FASB Statement No. 150 we recorded a portion as a warrant liability and account for changes in fair value of the debt instrument as either interest income or expense. From the date of the financing until the end of the quarter on August 31, 2007 the fair value of the warrant liability declined which resulted in interest income of approximately $1,500,000. We expect that throughout the year interest income will increase as the Company maintains the majority of the proceeds of its recent equity financing in interest-bearing accounts with one financial institution. The operating account maintains a minimum of $1,000,000 in cash while the remainder of available cash is swept into a repurchase agreement that has an annual interest rate of approximately 4.7%.

INTEREST AND OTHER EXPENSE

Interest and other expense was $1,968,758 for first quarter 2008 compared to $52,213 for first quarter 2007, an increase of $1,916,545 or 3671%. Interest expense primarily includes interest on a term loan which was paid off as of August 2007 in connection with the recent equity financing, and capital leases. We anticipate interest expense to decline assuming we do not acquire any other debt instruments.

LIQUIDITY AND CAPITAL RESOURCES

At August 31, 2007, we maintained $10,789,424 in cash, cash equivalents and short-term investments. Working capital, which represents current assets less current liabilities, was $7,980,100.

At August 31, 2007, $529,383 of short-term investments was restricted from use in order to collateralize a line of credit and various lease arrangements. As the line of credit balances change, the restricted cash balance guaranteeing them will change accordingly. In addition, the restricted cash guaranteeing the leases will periodically decrease according to the terms of the lease agreements.

For first quarter 2008, cash used in operations totaled $6,528,223, consisting primarily of the net loss for the year of $5,501,035 decrease in working capital of 1,697,273 offset by non-cash income of $1,494,255 and non-cash expenses of $2,164,340, including amortization and depreciation of $1,300,417, provision for bad debts of $289,206, and non-cash compensation of $571,065.

Net cash used by investing activities during first quarter 2008 was $188,107. Investing outflows consisted of $182,731 in capital expenditures reduced by changes in restricted cash and short-term investments totaling $5,376.

Net cash provided by financing activities was $14,700,987 for first quarter 2008. Outflows consisted primarily of repayments on long-term obligations of $164,594 and repayment of term loan of $5,048,619. Inflows consisted of the net proceeds of the equity financing of $19,875,000.

We have had operating losses since our inception, and during first quarter 2008, we had an operating loss of $4,908,922 and cash used in operating activities of $6,528,223. Cash, cash equivalents and short-term investments on hand at August 31, 2007 totaled $10,789,424.

In order to avoid immediate concerns about cash constraints, the Company considered various fund-raising alternatives, including both equity and debt options. Management determined that the equity transaction previously described was the best solution in the short-term. We believe our existing cash and cash equivalents and cash provided by operating activities will be sufficient to meet our working capital and capital expenditure needs for at least the next twelve months. Our future capital requirements will depend on many factors, including meeting our budget as outlined below, the timing and extent of spending to support product development efforts, the timing of introductions of new applications and enhancements to existing applications, and the continuing market acceptance of our applications. To the extent that existing cash and cash equivalents, and cash from operations, are insufficient to fund our future activities, we may need to raise additional funds through public or private equity or debt financing. We may enter into agreements or letters of intent with respect to potential investments in, or acquisitions of, complementary businesses, applications or technologies in the future, which could also require us to seek additional equity or debt financing. Additional funds may not be available on terms favorable to us or at all.

The Company’s fiscal year 2008 budget assumes reduced levels of investment in product and research and a significant increase in the levels of sales and marketing spending, as well as increased revenue from both operating segments. If these measures fall short, management will consider additional cost savings measures, including reductions in new product development initiatives and further reducing general and administrative and sales and marketing expenses.

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

Prior to the repayment of the Senior Line of Credit in August of 2007, we held variable rate debt that fluctuated with the prime rate as part of our principal debt facility. In connection with the amount outstanding at May 31, 2007, a one-percent increase in interest rates would have had approximately a $60,000 adverse impact on the annual results of operations. Additionally, we have two letters of credit issued in May 2002 as collateral on leased facilities in the amounts of $47,784 and CDN $400,000. We pay an annual fee of 1.2% on these letters of credit.

FOREIGN CURRENCY RISK

We have monetary assets and liabilities denominated in Canadian dollars. As a result, fluctuations in the exchange rate of the Canadian dollar against the U.S. dollar will impact our reported net asset position and net income or loss. A 10% change in foreign exchange rates would result in a change in our reported net asset position of approximately $119,821 and a change in the reported net loss for the three months ended August 31, 2007 of approximately $114,018.

ITEM 4. CONTROLS AND PROCEDURES

As of August 31, 2007, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of our disclosure controls and procedures. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms. There were no changes during the quarter ended August 31, 2007 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

  On or about August 10, 2005, a class action lawsuit was filed against the Company, its former Chief Executive Officer and its former Chief Financial Officer in the United States District Court for the Southern District of New York.  The action, instituted on behalf of a purported class of purchasers of the Company’s common shares during the period from January 14, 2005 to and including April 14, 2005 (the class period), alleges, among other things, that management provided the market misleading guidance as to anticipated revenues for the quarter ended February 28, 2005, and failed to correct this guidance on a timely basis.  The action claims violations of Section 10(b) of the Securities Exchange Act of 1934 (the “Exchange Act”) and Rule 10b-5 promulgated thereunder, as well as Section 20(a) of the Exchange Act, and seeks compensatory damages in an unspecified amount as well as the award of reasonable costs and expenses, including counsel and expert fees and costs.

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

The Company and the individual defendants have filed a motion for judgment on the pleadings, based upon a recent ruling of the United States Supreme Court. Plaintiffs have responded to that motion, which is presently scheduled for argument on September 28, 2007. The parties are also engaged in settlement discussions and have agreed to pursue mediation.

Should it become necessary, and based on discovery to date, the Company expects to file a motion for summary judgment at the close of discovery. In the event the case is not disposed of on motion, trial is expected to occur no earlier than Spring 2008.

Plaintiffs have yet to submit an expert report quantifying their damages. The Company has directors and officers liability insurance, which covers the liability of the individual defendants. The Company believes that the damages which plaintiffs will claim will exceed the face amount of the insurance coverage available. However, the present settlement discussions are within the Company’s insurance policy limits and the Company has reached an agreement with its primary insurance carrier limiting the Company’s exposure, in the event of a resolution within the Company’s insurance limits, to $600,000.

On September 27, 2006, Sunrise Equity Partners, L.P. (“Sunrise”) filed a complaint against the Company and its former Chief Executive Officer in the United States District Court for the Southern District of New York alleging a violation of Section 10b-5 of the Securities Exchange Act of 1934 and a claim under New York common law for fraudulent and negligent misrepresentations in connection with Sunrise’s purchase of common shares and warrants in a private placement.

On April 11, 2007, Nathan A. Low (“Low”) and Sunrise Foundation Trust (“Trust”) filed a complaint against the Company and its former Chief Executive Officer in the United States District Court for the Southern District of New York alleging a violation of Section 10b-5 of the Securities Exchange Act of 1934 and a claim under New York common law for fraudulent and negligent misrepresentations in connection with Low’s and the Trust’s purchase of common shares and warrants in a private placement. The three plaintiffs invested an aggregate of $4 million in the Company in the PIPE transaction.

The defendants have answered the initial complaint and the parties are engaged in discovery. A non-jury trial is expected to be scheduled for late 2007 or early 2008.

The damages claimed by plaintiffs approximate, in the aggregate, $3.5 million, although Company counsel does not believe there is a credible damages claim in excess of $2.2 million. The Company has directors and officers liability insurance in a face amount in excess of the amount of the claimed damages. However, that insurance coverage is also subject to the claims for damages in connection with the litigation described in the preceding numbered paragraph of this item; those claims for damages are expected to exceed the face amount of the insurance coverage available.

The Company is subject to other legal proceedings and claims which arise in the ordinary course of business. The Company does not believe that the resolution of such actions will materially affect the Company’s business, results of operations or financial condition.

ITEM 1A. RISK FACTORS

In addition to the information set forth under Item 1A of Part I to our Annual Report on Form 10-K for the year ended May 31, 2007 and elsewhere in this Quarterly Report, you should carefully consider the following factors, which could have a material adverse effect on our results of operations, financial condition, cash flows, business or the market for our common shares.

Our common shares are currently trading at prices below $1.00 and could be subject to delisting by NASDAQ.

Our common stock currently trades on the Nasdaq Capital Market and the Boston Stock Exchange. Under the Nasdaq’s requirements, a stock can be delisted and not allowed to trade on the Nasdaq Capital Market if the closing bid price of the stock over a 30 consecutive trading-day period is less than $1.00. The Boston Stock Exchange does not maintain a similar minimum price requirement. Since October 2, 2007, the closing bid price for our common stock has been below $1.00. No assurance can be given that the closing bid price of our common shares will satisfy the Nasdaq minimum bid price requirements and thus continue to trade on the Nasdaq Capital Market. Although our common shares may remain listed on the Boston Stock Exchange, if our common shares are delisted from the Nasdaq Capital Market, there may be a limited market for our shares, trading our stock may become more difficult and our share price could decrease even further. If our common shares are not listed on a national securities exchange or the Nasdaq Capital Market, potential investors may be prohibited from or be less likely to purchase our common shares, limiting the trading market for our stock even further.

The exercise of warrants issued in connection with the October 2006 Hilco loan agreement could cause the market price of our common shares to decline and result in dilution.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. EXHIBITS

Exhibit No.	Description

10.37	Amended employment Agreement dated as of August 28, 2007 between Workstream, Inc. and Deepak Gupta

31.1	Certification of Deepak Gupta pursuant to Rule 13a-14(a).

31.2	Certification of Phil Oreste pursuant to Rule 13a-14(a).

32.1	Certification of Deepak Gupta pursuant to 18 U.S.C. Section 1350.

32.2	Certification of Phil Oreste pursuant to 18 U.S.C. Section 1350.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Workstream Inc. (Registrant)

DATE: October 10, 2007	By:	/s/ Deepak Gupta
Deepak Gupta, President and Chief Executive Officer (Principal Executive Officer)

DATE: October 10, 2007	By:	/s/ Phil Oreste
Phil Oreste, Chief Financial Officer (Principal Financial Officer)