Form 10-Q
period 2007-11-30
WORKSTREAM INC
filed 2008-01-11
CIK 1095266

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2007
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

As of January 11, 2008, there were 51,571,152 common shares, no par value, outstanding, excluding 108,304 common shares held in escrow.

WORKSTREAM INC.

PART 1 – FINANCIAL INFORMATION

ITEM 1: CONSOLIDATED FINANCIAL STATEMENTS

WORKSTREAM INC.
CONSOLIDATED BALANCE SHEETS

	November 30, 2007	May 31, 2007
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$7,894,543	$2,752,601
Restricted cash	416,846	524,497
Short-term investments	68,127	65,851
Accounts receivable, net	4,278,413	3,789,838
Prepaid expenses and other assets	466,531	848,359
Total current assets	13,124,460	7,981,146

Property and equipment, net	2,486,415	2,715,494
Other assets	85,122	85,122
Acquired intangible assets, net	915,611	2,602,590
Goodwill	45,276,411	45,276,411
TOTAL ASSETS	$61,888,019	$58,660,763

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	1,733,183	2,259,010
Accrued liabilities	2,471,004	2,961,928
Accrued compensation	1,875,208	1,378,444
Notes payable	-	4,557,395
Current portion of long-term obligations	606,316	639,445
Deferred revenue	3,253,482	2,699,461
Total current liabilities	9,939,193	14,495,683

Long-term obligations	374,961	742,025
Deferred revenue – long term	201,127	236,492
Common stock warrant liability	5,948,099	-
Total liabilities	16,463,380	15,474,200

Commitments and Contingencies

STOCKHOLDERS’ EQUITY
Preferred stock, no par value	-	-
Common stock, no par value: 51,571,152 and 51,531,152 shares issued and outstanding, respectively	112,588,377	112,549,178
Additional paid-in capital	17,760,883	10,907,755
Accumulated other comprehensive loss	(802,915)	(867,288)
Accumulated deficit	(84,121,706)	(79,403,082)
Total stockholders’ equity	$45,424,639	$43,186,563

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$61,888,019	$58,660,763

See accompanying notes to these consolidated financial statements.

WORKSTREAM INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months ended November 30,		Six Months ended November 30,
	2007	2006	2007	2006
Revenues:
Software	$2,232,433	$2,683,436	$4,758,758	$5,110,189
Professional services	846,281	1,423,025	1,820,737	2,446,034
Rewards and discount products	1,587,061	1,717,203	2,957,341	3,075,985
Career networks	2,386,420	2,169,800	4,883,519	4,288,352
Revenues, net	7,052,195	7,993,464	14,420,355	14,920,560
Cost of revenues:
Rewards and discount products	1,160,705	1,318,897	2,176,083	2,408,434
Other	721,504	679,750	1,441,283	1,382,834
Cost of revenues (exclusive of amortization and depreciation expense noted below)	1,882,209	1,998,647	3,617,366	3,791,268

Gross profit	5,169,986	5,994,817	10,802,989	11,129,292

Operating expenses:
Selling and marketing	2,989,260	1,710,462	5,638,004	3,557,887
General and administrative	4,296,592	3,494,031	9,404,719	7,014,676
Research and development	1,437,541	859,411	2,922,178	1,897,626
Amortization and depreciation	1,107,820	1,567,203	2,408,237	3,211,127
Total operating expenses	9,831,213	7,631,107	20,373,138	15,681,316

Operating loss	(4,661,227)	(1,636,290)	(9,570,149)	(4,552,024)

Interest and other income	208,586	117,187	242,813	242,556
Warrant liability interest income (Note 6)	5,239,542	-	6,733,799	-
Interest and other expense	(169,996)	(908,944)	(2,138,671)	(961,150)
Other income (expense), net	5,278,132	(791,757)	4,837,941	(718,594)

Income (loss) before income tax expense	616,905	(2,428,047)	(4,732,208)	(5,270,618)
Current income tax (expense) benefit	165,506	(24,000)	13,584	(71,198)

NET INCOME(LOSS)	$782,411	$(2,452,047)	$(4,718,624)	$(5,341,816)

Weighted average number of common shares outstanding -basic	51,571,152	50,960,845	51,571,152	50,960,845

Weighted average number of common shares outstanding -diluted	55,629,959	50,960,845	51,571,152	50,960,845

Basic earnings (loss) per share	$0.02	$(0.05)	$(0.09)	$(0.11)

Diluted earnings (loss) per share	$0.01	$(0.05)	$(0.09)	$(0.11)

See accompanying notes to these consolidated financial statements

WORKSTREAM INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
For the Period Ended November 30, 2007
(Unaudited)

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-In	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Capital	Loss	Deficit	Equity
Balance at May 31, 2007	51,531,152	$112,549,178	$10,907,755	$(867,288)	$(79,403,082)	43,186,563

Issuance of shares through exercise of stock options	40,000	39,199	-	-	-	39,199
Stock option expense	-	-	398,622	-	-	398,622
Restricted stock units	-	-	478,234	-	-	478,234
Investor warrants issuance	-	-	5,976,272	-	-	5,976,272
Net loss	-	-	-	-	(4,718,624)	(4,718,624)
Cumulative translation adjustment	-	-	-	64,373	-	64,373
Balance at November 30, 2007	51,571,152	$112,588,377	$17,760,883	$(802,915)	$(84,121,706)	$45,424,639

See accompanying notes to these consolidated financial statements

WORKSTREAM INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended November 30,
	2007	2006
Cash flows used in operating activities:
Net loss	$(4,718,624)	$(5,341,816)

Adjustments to reconcile net loss to net cash used in operating activities:
Amortization and depreciation	2,408,237	3,211,127
Leasehold inducement amortization	(28,720)	-
Provision for bad debt	128,835	223,316
Loss on sale or disposal of fixed asset	12,622	-
Stock related compensation	876,856	427,824
Non-cash interest (income) expense	(6,733,799)	656,607
Deferred income taxes	(88,207)	-
Change in long-term portion of deferred revenue	-	15,597
Net change in operating components of working capital:
Accounts receivable	(617,410)	(1,987,692)
Prepaid expenses and other assets	387,485	(32,348)
Accounts payable and accrued expenses	(490,255)	(485,339)
Accrued compensation	484,588	-
Deferred revenue	549,709	(25,838)
Net cash used in operating activities	(7,828,683)	(3,338,562)

Cash flows provided by (used in) investing activities:
Purchase of property and equipment	(380,437)	(212,047)
Decrease in restricted cash	130,923	2,737,410
Decrease in short-term investments	1,558	79,039
Net cash (used in) provided by investing activities	(247,956)	2,604,402

Cash flows provided by financing activities:
Proceeds from exercise of options and warrants	39,200	-
Proceeds from financing, net of financing costs	-	14,650,000
Cash equivalents held as compensating balance	-	(10,000,000)
Repayment of long-term obligations	(305,229)	(451,877)
Payment of guaranteed financing costs	(550,000)	-
Proceeds from warrant financing	18,658,172	-
Line of credit, net	(4,498,619)	(2,487,205)
Net cash provided by financing activities	13,343,524	1,710,918

Effect of exchange rate changes on cash and cash equivalents	(124,943)	(26,621)

Net increase in cash and cash equivalents	5,141,942	950,137
Cash and cash equivalents, beginning of period	2,752,601	4,577,040

Cash and cash equivalents, end of period	$7,894,543	$5,527,177

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$-	$961,150

See accompanying notes to these consolidated financial statements

WORKSTREAM INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED

1. THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Use of estimates

The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that effect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of consolidated financial statements and the reported amount of revenues and expenses during the reporting period. On an ongoing basis, we evaluate our estimates, including those related to provisions for doubtful accounts and authorized credits, the provision for transaction losses, legal contingencies, income taxes, stock-based compensation expense and goodwill and intangible assets. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results could differ from those estimates.

Principles of consolidation and basis of presentation

The accompanying financial statements are consolidated and include the financial statements of Workstream Inc. and its wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.

The accompanying consolidated balance sheet as of November 30, 2007, the consolidated statements of operations for the three months and six months ended November 30, 2007 and 2006, the consolidated statement of stockholders’ equity as of November 30, 2007 and the consolidated statements of cash flows for the six months ended November 30, 2007 and 2006 are unaudited but include all adjustments (consisting of normal recurring adjustments) that are, in the opinion of management, necessary for a fair presentation of our financial position at such dates and our results of operations and cash flows for the periods then ended, in conformity with accounting principles generally accepted in the United States (“GAAP”). The consolidated balance sheet as of May 31, 2007 has been derived from the audited consolidated financial statements at that date, but in accordance with the rules and regulations of the United States Securities and Exchange Commission (“SEC”), does not include all of the information and notes required by GAAP for complete financial statements. Operating results for the three and six months ended November 30, 2007 are not necessarily indicative of results that may be expected for the entire fiscal year.

The financial statements should be read in conjunction with the financial statements and notes for the fiscal year ended May 31, 2007 included in the Company’s amended Form 10-K/A filed with the SEC on August 24, 2007.

WORKSTREAM INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED (Continued)

Certain prior period balances have been reclassified to conform to the current period presentation.

Management assessment of liquidity

The Company has grown primarily through acquisition over the past five years and has incurred operating losses throughout the period. For fiscal year 2007, the Company had a net loss of approximately $13.8 million, including $6.5 million in depreciation and amortization, used approximately $6.4 million in cash in operations, and had a working capital deficit of $6.5 million. During fiscal 2007, management focused on integrating the various acquired technologies to a common platform while simultaneously focusing on customer service levels to retain the current customer base. The result was a series of product releases during the year that enhanced the product offering which management believes improves the Company’s competitive position will increase customer satisfaction.

The Company’s 2008 budget assumes, among other things, a reduced level of investment in product and research and development spending, increases in sales and marketing spending and increased revenue from both operating segments. Management believes that these measures should enable the Company to generate additional cash flows from operations, but if these measures fall short, management will consider cost savings measures, including offshoring various operations including certain research and development, customer support, quality assurance, and professional services functions, scaling back new product development investments, further reducing general and administrative expenses and reducing sales and marketing expenditures.

On August 3, 2007 the Company consummated a private placement of securities pursuant to which the Company raised $20,000,000 through the sale of Special Warrants convertible into 16,000,000 common shares at a conversion price of $1.25 per share and Additional Warrants to purchase an aggregate of 4,000,000 common shares at an exercise price of $1.40 per share. On November 28, 2007, the Company was informed that it would not be receiving $1,000,000 from one of the investors, therefore reducing the raised amount from $20,000,000 to $19,000,000. This also reduced the number of Special Warrants sold from 16,000,000 to 15,200,000 and reduced the number of Additional Warrants from 4,000,000 to 3,800,000. At that time, the Company reversed the $1,000,000 receivable that had been recorded upon the closing of the private placement and adjusted the warrant proceeds accordingly. Pursuant to FASB Statement No. 150, net proceeds of $18,658,172 have been allocated between common stock warrant liability and equity. See Note 6 “Investor Warrants”.

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

WORKSTREAM INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED (Continued)

In June 2007, the FASB ratified EITF 07-3, Accounting for NonRefundable Advance Payments for Goods or Services Received for Use in Future Research and Development Activities (EITF 07-3). EITF 07-3 requires that nonrefundable advance payments for goods or services that will be used or rendered for future research and development activities be deferred and capitalized and recognized as an expense as the goods are delivered or the related services are performed. EITF 07-3 is effective, on a prospective basis, for fiscal years beginning after December 15, 2007. We are currently evaluating the impact of the adoption of EITF 07-3 on our consolidated financial statements.

2. ALLOWANCE FOR DOUBTFUL ACCOUNTS

The following presents the details of the change in the allowance for doubtful accounts:

	Six Months Ended November 30, 2007	Year Ended May 31, 2007

Balance at beginning of the period	$711,087	$625,361
Charged to bad debt expense	128,835	85,502
Write-offs and effect of exchange rate changes	12,624	224
Balance at end of the period	$852,546	$711,087

The Company uses historical experience and knowledge of and experience with specific customers in order to assess the adequacy of the allowance for doubtful accounts. Any adjustments to this account are reflected in the statement of operations as a general and administrative expense.

3.   INCOME TAXES

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

Effective June 1, 2007, the Company adopted the provisions of Financial Accounting Standards Board “(FASB”) Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”), which prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This Interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The evaluation of a tax position in accordance with this Interpretation is a two-step process. Under FIN 48, an entity may only recognize or continue to recognize tax positions that meet a “more likely

WORKSTREAM INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED (Continued)

than not” threshold. The Company has determined FIN 48 not to be significant in the consolidated financial statements. Our U.S. and Canadian federal income tax returns for the tax years 2003 and 2002 and beyond, respectively, remain subject to examination by the Internal Revenue Service and the Canadian Revenue Agency.

4.  CONTINGENCIES

Nasdaq Deficiency Notice Related to Minimum Bid Price

On November 20, 2007, the Company received a letter from The Nasdaq Stock Market (“Nasdaq”) notifying the Company that for 30 consecutive trading days prior to the date of the letter, the minimum bid price per share of the Company's listed securities had been below the minimum bid price per share of $1.00 as required for continued inclusion on the Nasdaq Capital Market.

Nasdaq provided the Company with 180 calendar days, or until May 19, 2008 to regain compliance.  If, at anytime prior to May 19, 2008, the minimum bid price per share of the Company's common stock is $1.00 or more for a minimum of 10 consecutive business days, the staff of Nasdaq will provide written notification that the Company complies with the rule.

If the Company does not demonstrate compliance with the rule by May 19, 2008, the staff of Nasdaq will determine whether the Company meets the Nasdaq Capital Market initial listing criteria, except for the bid price requirement.  If the staff determines the Company meets the initial listing criteria, as of May 19, 2008, the staff will notify the Company that it has been granted an additional 180 calendar day compliance period. Otherwise, the staff will provide written notification that the Company’s securities will be delisted from the Nasdaq Capital Market.  In that case, prior to any delisting, the Company may appeal the Nasdaq staff's determination to a Listing Qualifications Panel, which would conduct a hearing on the matter.

Other Matters

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

In December 2005, the plaintiffs filed an amended complaint which added additional plaintiffs and sought to elaborate on the allegations contained in the complaint. The defendant’s counsel filed a motion to dismiss the complaint, which was denied. Defendants have answered the amended complaint, denying its material allegations. The Court has certified the case as a class action and has approved notice to the class. Defendants contend that the deadline for taking discovery has expired, but plaintiffs have asked the Court for additional time to pursue discovery.

The Company and the individual defendants have filed a motion for judgment on the pleadings, based upon a recent ruling of the United States Supreme Court. Plaintiffs have responded to that motion, which was argued on September 28, 2007 and is awaiting decision. The parties’ initial settlement discussions were unsuccessful and mediation has failed to result in a resolution of the dispute. There can be no assurance that settlement discussions will resume.

WORKSTREAM INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED (Continued)

In the event the case is not disposed of on motion, the Company expects to file a motion for summary judgment. Trial is expected to occur no earlier than late-2008. Plaintiffs have yet to submit an expert report quantifying their damages but have orally stated that they expect their damages will exceed $35 million. The Company has directors and officers’ liability insurance, which covers the liability of the individual defendants in the amount of $10 million. However, in past settlement discussions, plaintiff’s demand was within the Company’s insurance policy limits. The Company has reached an agreement with its primary insurance carrier limiting the Company’s exposure, in the event of a resolution within the Company’s insurance limits, to $600,000. There can be no assurance that plaintiff’s future settlement demands will also be within such limits.

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

The defendants have answered the complaint. A non-jury trial is expected to be scheduled for early 2008. The damages claimed by plaintiffs approximate, in the aggregate, $3.5 million, although the Company’s experts quantify damages, without interest, at no more than approximately $1.3 million. The Company has directors and officers’ liability insurance in a face amount in excess of the amount of the claimed damages. However, that insurance coverage is also subject to the claims for damages in connection with the litigation described above; those claims for damages are expected to exceed the face amount of the insurance coverage available. In addition, while the insurer of the primary layer of insurance has opined that the litigation is covered by the same policy year as the above-mentioned class action, the excess carrier has not issued any opinion on coverage.

The Company is subject to other legal proceedings and claims which arise in the ordinary course of business. The Company does not believe that the resolution of such actions will materially affect the Company’s business, results of operations or financial condition.

5.  STOCK-BASED COMPENSATION PLAN

The Company has granted stock options to employees, directors and consultants under the 2002 Amended  and Restated Stock Option Plan (the “Plan”), which was most recently amended in November 2007 at the annual shareholders’ meeting. The shareholders approved an amendment to increase the number of shares of common stock reserved for issuance under the Plan by 6,000,000 shares. Under the Plan, as amended, the Company may now issue up to 11,000,000 shares of common stock upon the exercise of stock options or restricted stock units. The Audit Committee of the Board of Directors administers the Plan. Under the terms of the Plan, the exercise price of any stock options granted shall not be lower than the fair market value of the common stock on the date of the grant. Options to purchase shares of common stock generally vest ratably over a period of three years and expire five years from the date of grant.

WORKSTREAM INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED (Continued)

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

The Company recognized $201,049 and $398,622 of stock-based compensation expense resulting from stock options in the consolidated statement of operations for the three and six months ended November 30, 2007, respectively.

The following assumptions were used to calculate the fair-value of share-based payment awards using the Black-Scholes option pricing model:

	Six Months	Six Months
	Ended	Ended
	November 30, 2007	November 30, 2006
Expected volatility	108%	72%
Expected dividend yield	0%	0%
Expected term (in years)	3.5	3.5
Risk-free interest rate	4.04%	5.0%

Stock option activity and related information is summarized as follows:

		Weighted
		Average	Weighted		Aggregate
	Number	Exercise	Average	Options	Intrinsic
	of Options	Price	Fair Value	Exercisable	Value
Balance outstanding - May 31, 2007	4,112,863	$1.41		1,066,988
Granted	1,207,450	1.05	0.53
Exercised	(40,000)	0.98
Forfeited	(828,900)	1.67

Balance outstanding - November 30, 2007	4,451,413	$1.28		1,150,756	$-

The aggregate intrinsic value in the table above represents total intrinsic value (of options in the money), which is the difference between the Company’s closing stock price on November 30, 2007, the last trading day of the reporting period and the exercise price times the number of shares, that would have been received by the option holders had the option holders exercised their options on November 30, 2007.

WORKSTREAM INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED (Continued)

Information about options outstanding at November 30, 2007 is as follows:

		Options Outstanding		Exercisable
		Weighted
		Average	Weighted		Weighted
		Remaining	Average	Number	Average
Exercise	Number	Contractual	Exercise	Vested and	Exercise
Price	Outstanding	Life (Years)	Price	Outstanding	Price

Less than $.99	1,283,900	4.07	$0.83	25,400	$0.96
$1.00-$1.99	2,693,440	3.67	$1.24	701,557	$1.29
$2.00-$2.99	342,200	1.75	$2.40	332,218	$2.40
$3.00-$3.99	81,873	2.10	$3.24	58,248	$3.24
$4.00 and over	50,000	2.24	$4.28	33,333	$4.28
Total	4,451,413			1,150,756

As of November 30, 2007, approximately $1,378,391 of total unrecognized compensation costs related to non-vested stock options is expected to be recognized over the weighted average period of 1.7 years.

The Company grants restricted stock units to certain management and members of the Board of Directors. Each restricted stock unit represents one share of common stock and vests ratably over three years. The Company will then issue common stock for the vested restricted stock units upon exercise by the grantee. During the vesting period, the restricted stock units cannot be transferred, and the grantee has no voting or dividend rights. The cost of the awards, determined to be the fair market value of the shares at the date of the grant, is expensed ratably over the vesting period. The compensation expense associated with the restricted stock units totaling $104,742 and $478,234 for the three and six months ended November 30, 2007, respectively, is included in general and administrative expenses on the statement of operations and in additional paid-in capital on the balance sheet. During the six months ended November 30, 2007, the Company granted a total of 440,000 restricted stock units. There were 883,336 restricted stock units outstanding including 73,332 that were fully vested, as of November 30, 2007.

On December 3, 2006, the Company hired a President for the Enterprise Workforce segment of the business, now the President and CEO of the Company. In connection thereto, the new president received, as part of his compensation package, a grant of 1,000,000 stock options at an exercise price of $0.85, the closing market price of the Company stock on that date, and 250,000 restricted stock units. The options are valued using the Black-Scholes method and vest over a 3 year period. On August 28, 2007, the previously mentioned employment agreement was amended to include an additional 200,000 stock options at an exercise price of $1.05 per share, the closing market price of the Company stock on that date, and 200,000 restricted stock units convertible into Company common stock on a one-for-one basis. The stock options and restricted stock units granted August 28, 2007 will not vest until the Company's common stock trades at or above $3.00 per share on the NASDAQ exchange for 20 consecutive trading days.

WORKSTREAM INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED (Continued)

6.   INVESTOR WARRANTS

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

On November 28, 2007, the Company was informed that it would not be receiving $1,000,000 of the $20,000,000 proceeds, from one of the investors, therefore reducing the amount raised to $19,000,000. This also reduced the number of Special Warrants sold to from 16,000,000 to 15,200,000 and reduced the number of Additional Warrants from 4,000,000 to 3,800,000. At that time, the Company reversed the $1,000,000 receivable that had been recorded upon the closing of the private placement and adjusted the warrant proceeds accordingly.

Pursuant to FASB Statement No. 150 “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” (“SFAS 150”), the Special Warrants have been accounted for as a liability due to their redeemable feature, while the Additional Warrants have been accounted for as additional paid-in capital. Using the Black-Scholes valuation model, the Company determined the fair value of the Special Warrants to be $13,349,368 as of the closing of the private placement. However, due to the reduction in proceeds as noted above, the new fair value was determined to be $12,681,900 as of the closing of the private placement. The valuation of the warrant liability calculated using the Black-Scholes method could materially differ from the value ultimately determined by an independent third party selected by the Company and approved by the holder. Pursuant to Emerging Issue Task Force Issue 00-19 “Accounting for Derivative Financial Instruments Indexed to and Potentially Settled in a Company’s Own Stock” the value of the Additional Warrants amounted to $5,976,272 which was calculated as the net proceeds received less the value of the Special Warrants.

In addition, SFAS 150 requires the Company to revalue the Special Warrants at each reporting period, until exercised. The Company determined the fair value of the Special Warrants to be $5,948,099 as of November 30, 2007. As a result, the Company recorded interest income of $5,239,542 and $6,733,799 for three and six months ended November 30, 2007, respectively, in the accompanying consolidated statements of operations. Following is a summary of the above transactions, along with the assumptions used in determining the fair value of the Special Warrants for the periods indicated:

	November 30, 2007	August 31, 2007

Common stock warrant liability	$5,948,099	$11,855,112
Additional paid-in-capital	5,976,272	6,525,632

	November 30, 2007	August 31, 2007

Volatility	74%	89%
Risk-free interest rate	3.41%	4.25%
Dividend yield	0.00%	0.00%
Years to maturity	4.67	4.92

WORKSTREAM INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED (Continued)

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

The Company evaluates the performance in each segment based on profit or loss from operations. There are no inter-segment sales. Corporate operating expenses are allocated to the segments primarily based on revenue.

The Company’s segments are distinct business units that offer different products and services. Each is managed separately and each has a different client base that requires a different approach to the sales and marketing process. In addition, Career Networks is an established business unit whereas Enterprise Workforce Services is a developing business unit.

Business Segments

The following table summarizes the distribution of revenue by business segment:

	Three Months Ended			Six Months Ended
	November 30, 2007			November 30, 2007

	Enterprise			Enterprise
	Workforce	Career		Workforce	Career
	Services	Networks	Total	Services	Networks	Total
Software	$2,232,433	$-	$2,232,433	$4,758,758	$-	$4,758,758
Professional services	846,281	-	846,281	1,820,737	-	1,820,737
Rewards and discount products	1,587,061	-	1,587,061	2,957,341	-	2,957,341
Career services	-	2,386,420	2,386,420	-	4,883,519	4,883,519
Revenue, net	4,665,775	2,386,420	7,052,195	9,536,836	4,883,519	14,420,355
Cost of revenues, rewards and discount products	1,160,705	-	1,160,705	2,176,083	-	2,176,083
Cost of revenues, other	538,800	182,704	721,504	1,126,313	314,970	1,441,283
Gross profit	2,966,270	2,203,716	5,169,986	6,234,440	4,568,549	10,802,989
Expenses	6,415,129	2,308,264	8,723,393	12,981,899	4,983,002	17,964,901
Amortization and depreciation	1,088,847	18,973	1,107,820	2,371,697	36,540	2,408,237
Business segment loss	$(4,537,706)	$(123,521)	(4,661,227)	$(9,119,156)	$(450,993)	(9,570,149)
Other income/expense and impact of income taxes			5,443,638			4,851,525
Net income (loss)			$782,411			$(4,718,624)

WORKSTREAM INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED (Continued)

The following table summarizes the distribution of revenue by business segment:

	Three Months Ended			Six Months Ended
	November 30, 2006			November 30, 2006
	Enterprise			Enterprise
	Workforce	Career		Workforce	Career
	Services	Networks	Total	Services	Networks	Total
Software	$2,683,436	$-	$2,683,436	$5,110,189	$-	$5,110,189
Professional services	1,423,025	-	1,423,025	2,446,034	-	2,446,034
Rewards and discount products	1,717,203	-	1,717,203	3,075,985	-	3,075,985
Career services	-	2,169,800	2,169,800	-	4,288,352	4,288,352
Revenue, net	5,823,664	2,169,800	7,993,464	10,632,208	4,288,352	14,920,560
Cost of revenues, rewards and discount products	1,318,897	-	1,318,897	2,408,434	-	2,408,434
Cost of revenues, other	533,804	145,946	679,750	1,074,794	308,040	1,382,834
Gross profit	3,970,963	2,023,854	5,994,817	7,148,980	3,980,312	11,129,292
Expenses	4,137,798	1,926,106	6,063,904	8,465,580	4,004,609	12,470,189
Amortization and depreciation	1,546,704	20,499	1,567,203	3,156,943	54,184	3,211,127
Business segment loss	$(1,713,539)	$77,249	(1,636,290)	$(4,473,543)	$(78,481)	(4,552,024)
Other income/expense and impact of income taxes			(815,757)			(789,792)
Net loss			$(2,452,047)			$(5,341,816)

The following table summarizes the distribution of assets by business segment:

	As of November 30, 2007			As of May 31, 2007
	Enterprise			Enterprise
	Workforce	Career		Workforce	Career
	Services	Networks	Total	Services	Networks	Total

Business segment assets	$6,620,331	$696,150	$7,316,481	$6,760,179	$678,635	$7,438,814
Intangible assets	915,611	-	915,611	2,602,590	-	2,602,590
Goodwill	32,818,809	12,457,602	45,276,411	32,818,809	12,457,602	45,276,411
	$40,354,751	$13,153,752	53,508,503	$42,181,578	$13,136,237	55,317,815
Assets not allocated to business segments			8,379,516			3,342,948
Total assets			$61,888,019			$58,660,763

WORKSTREAM INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED (Continued)

Geographic

The following table summarizes the distribution of revenue by geographic region:

	Three Months Ended			Six Months Ended
	November 30, 2007			November 30, 2007
		United			United
	Canada	States	Total	Canada	States	Total
Revenue	$353,532	$6,698,663	$7,052,195	$702,565	$13,717,790	$14,420,355
Expenses	1,310,449	10,402,973	11,713,422	2,661,719	21,328,785	23,990,504
Geographical loss	$(956,917)	$(3,704,310)	(4,661,227)	$(1,959,154)	$(7,610,995)	(9,570,149)
Other income/expenses and impact of income taxes			5,443,638			4,851,525
Net income (loss)			$782,411			$(4,718,624)

The following table summarizes the distribution of revenue by geographic region:

	Three Months Ended			Six Months Ended
	November 30, 2006			November 30, 2006
		United			United
	Canada	States	Total	Canada	States	Total
Revenue	$363,518	$7,629,946	$7,993,464	$801,114	$14,119,446	$14,920,560
Expenses	1,004,831	8,624,923	9,629,754	2,117,943	17,354,641	19,472,584
Geographical loss	$(641,313)	$(994,977)	(1,636,290)	$(1,316,829)	$(3,235,195)	(4,552,024)
Other income/expenses and impact of income taxes			(815,757)			(789,792)
Net loss			$(2,452,047)			$(5,341,816)

The following table summarizes the distribution of assets by geographic region:

	As of November 30, 2007			As of May 31, 2007
		United			United
	Canada	States	Total	Canada	States	Total
Long-lived assets	$2,031,415	$46,732,144	$48,763,559	$2,303,676	$48,375,941	$50,679,617
Current assets			13,124,460			7,981,146
Total assets			$61,888,019			$58,660,763

WORKSTREAM INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED (Continued)

8. EARNINGS (LOSS) PER SHARE

During the three months ended November 30, 2007, the Company reported net income of $782,411. Because the Company reported a net loss during the six months ended November 30, 2007 and the three and six months ended November 30, 2006, the Company excluded the impact of its common stock equivalents in the computation of dilutive earnings per share for these periods, as their effect would be anti-dilutive.

	Three Months ended		Six Months ended
	November 30,		November 30,
	2007	2006	2007	2006
Net income(loss)	$782,411	$(2,452,047)	$(4,718,624)	$(5,341,816)
Weighted average shares outstanding - basic	51,571,152	50,960,845	51,571,152	50,960,845
Weighted average shares outstanding - diluted	55,629,959	50,960,845	51,571,152	50,960,845
Earnings (loss) per share - basic	$0.02	$(0.05)	$(0.09)	$(0.11)
Earnings (loss) per share - diluted	$0.01	$(0.05)	$(0.09)	$(0.11)

The following outstanding instruments could potentially dilute basic earnings per share in the future:

	Three Months ended		Six Months ended
	November 30,		November 30,
	2007	2006	2007	2006
Stock options	4,451,413	2,909,460	4,451,413	2,909,460
Restricted stock units	916,670	220,000	916,670	220,000
Escrowed shares	108,304	108,304	108,304	108,304
Warrants	24,737,501	6,137,500	24,737,501	6,137,500
Potential increase in number of shares from dilutive instruments	30,213,888	9,375,264	30,213,888	9,375,264

9. SUBSEQUENT EVENTS

On December 31, 2007, the Company received an unsolicited offer from a U.S.-based payroll business to determine the viability of a merger between the two entities. On January 8, 2008, the Company received a signed, non-binding Letter of Intent and due diligence procedures are expected to be performed before the end of January 2008.  Any transaction between the two entities will be subject to the standard conditions including the completion of due diligence, regulatory approval, shareholder approval, board approval and the required valuations.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward Looking Statements

Certain statements discussed in Item 2 (Management’s Discussion and Analysis of Financial Condition and Results of Operations), and Item 3 (Quantitative and Qualitative Disclosures About Market Risk) and elsewhere in this Form 10-Q constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements concerning management’s expectations, strategic objectives, business prospects, anticipated economic performance and financial condition and other similar matters involve known and unknown risks, uncertainties and other important factors that could cause the actual results, performance or achievements of results to differ materially from any future results, performance or achievements discussed or implied by such forward-looking statements. Such risks, uncertainties and other important factors are described in Items 1A (Risk Factors) and 7 (Management’s Discussion and Analysis of Financial Condition and Results of Operations) of the Company’s Form 10-K/A for the fiscal year ended May 31, 2007 and in Item 1A of Part II hereunder. The words “estimate,” “project,” “intend,” “believe,” “plan” and similar expressions are intended to identify forward-looking statements. Forward-looking statements speak only as of the date of the document in which they are made. The Company disclaims any obligation or undertaking to provide any updates or revisions to any forward-looking statement to reflect any change in the Company’s expectations or any change in events, conditions or circumstances on which the forward-looking statement is based.

The following discussion and analysis should be read in conjunction with our unaudited condensed financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q. All figures are in United States dollars, except as otherwise noted.

Overview

We are a provider of services and web-based Software-as-a-Service (SaaS) products for organizations requiring talent management solutions for their Human Capital Management (HCM) processes. Talent Management is the process by which companies recruit, train, evaluate, motivate, develop and retain their employees. We have two distinct operating segments, which are Enterprise Workforce Services and Career Network Services. The Enterprise Workforce Services segment primarily consists of HCM software, professional services and additional products sold as part of reward and discount programs. Specifically, our Enterprise Workforce segment offers a complete suite of on-demand HCM software solutions, which address performance, compensation, development, recruitment, benefits, and rewards. The Career Networks segment consists of career transition, applicant sourcing and recruitment research services.

Workstream provides on-demand compensation, performance and talent management solutions and services that help companies manage the entire employee lifecycle - from recruitment to retirement. We offer software and services that focus on talent management and address the needs of companies to more effectively manage their human capital management function. We believe that our integrated end-to-end talent management suite, which brings together our entire modular stand-alone applications on a common platform, is a more efficient and effective than traditional methods of human resource management. Workstream's TalentCenter Solution Suite provides a unified view of Workstream products and services. Access to our TalentCenter Solution Suite is offered on a monthly subscription basis under a SaaS based on-demand software delivery model designed to help companies build high performing workforces, while controlling costs.

Our business has changed significantly since fiscal 2002. From fiscal 2002 through fiscal 2006, we completed the acquisition of seventeen businesses. These acquisitions have enabled us to expand and enhance our available Talent Management software solutions, increase our service offerings and correspondingly increase our revenue streams. When we complete an acquisition, we combine the business of the acquired entity into the Company’s existing operations. We expect that this will significantly reduce the administrative expenses associated with the business prior to the acquisition. The acquired business is not maintained as a stand-alone business operation. Therefore, we do not separately account for the acquired business, including its profitability. Rather, it is included in one of our two business segments and is evaluated as part of the entire segment. Subsequent to the acquisitions, we have concentrated on integrating the acquired entities and expanding the reach of the existing business.

In fiscal 2007, we introduced our TalentCenter 7.0 solution suite and Workstream Professional, a suite of talent management solutions designed specifically for the needs of mid-market businesses. Talent Center 7.0 is our next generation solution for enterprise, education and public sector organizations. This unified and integrated talent management solution features integrated analytics and reporting, a Web 2.0 enabled common user interface across solution modules and out-of-the-box globalization. It is sold either as individual modules or as an integrated suite providing maximum flexibility to meet the diverse talent management solution requirements of organizations of all sizes.

Key Performance Indicators

The following table summarizes the key performance indicators that we consider to be material in managing our business, in thousands (except percentages):

	For the three months ended		For the six months ended
	November 30,		November 30,
	2007	2006	2007	2006
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Total Revenue	$7,052	$7,993	$14,420	$14,921
Hosting revenue	19%	25%	19%	26%
License revenue	5%	3%	7%	2%
Subscription revenue	8%	6%	7%	6%
Total Software revenue	32%	34%	33%	34%
Professional services	12%	18%	12%	16%
Rewards and tickets	22%	21%	21%	21%
Career Networks	34%	27%	34%	29%
Operating loss	$(4,661)	$(1,636)	$(9,570)	$(4,552)
Net cash used in operating activities	$(1,300)	$(1,156)	$(7,829)	$(3,339)

The following table summarizes the operating segments as a percentage of deferred revenue, in thousands (except percentages):

	As of	As of
	November 30, 2007	May 31, 2006
	(unaudited)
Total deferred revenue	$3,454	$2,935
Enterprise Workforce Services	81%	64%
Career Networks	19%	36%

Results of Operations

The following table sets forth certain condensed consolidated statements of operations data expressed as a percentage of total revenue for the periods indicated. Period-to period comparisons of our financial results are not necessarily meaningful and you should not rely on them as an indication of future performance.

	Three Months ended		Six Months ended
	November 30,		November 30,
	2007	2006	2007	2006

Revenues:
Software	32%	34%	33%	34%
Professional services	12%	18%	12%	16%
Rewards and discount products	22%	21%	21%	21%
Career services	34%	27%	34%	29%
Revenues, net	100%	100%	100%	100%
Cost of revenues:
Rewards and discount products	17%	16%	15%	16%
Other	10%	9%	10%	9%
Cost of revenues (exclusive of amortization and depreciation expense noted below)	27%	25%	25%	25%

Gross profit	73%	75%	75%	75%

Operating expenses:
Selling and marketing	42%	21%	39%	24%
General and administrative	61%	44%	65%	47%
Research and development	20%	11%	20%	13%
Amortization and depreciation	16%	20%	17%	22%
Total operating expenses	139%	95%	141%	105%

Operating loss	-66%	-20%	-66%	-31%

Interest and other income	3%	1%	2%	2%
Warrant liability interest income	74%	0%	47%	0%
Interest and other expense	-2%	-11%	-15%	-6%
Other income (expense), net	75%	-10%	34%	-5%

Income (loss) before income tax	9%	-30%	-32%	-35%
Current income tax expense	2%	0%	0%	0%

NET INCOME (LOSS)	11%	-31%	-32%	-35%

REVENUES

Consolidated revenues were $7,052,195 for the quarter ended 2008 compared to $7,993,464 for the same period in 2007, a decrease of $941,269 or 12%.

Software revenues for the second quarter 2008 were $2,232,433 compared to $2,683,436 or 32% for the second quarter 2007, a decrease of $451,003 or 17%. Software revenue, which is comprised of subscription, hosting and maintenance fees, was down based on lower customer retention rates that were partially offset by customer gains year over year.

Professional services revenues for the second quarter 2008 were $846,281 compared to $1,423,025 for the second quarter 2007, a decrease of $576,744 or 41%. The decrease in professional services was primarily due to a reduction in new customer implementations and upgrades.

Rewards and discount products revenues for the second quarter 2008 were $1,587,061 compared to $1,717,203 for the second quarter 2007, a decrease of $130,142 or 8%. Rewards and discount products revenues declined year over year as a result of a reduction in company holiday redemptions.

Career Networks revenues for the second quarter 2008 were $2,386,420 compared to $2,169,800 for the second quarter 2007, an increase of $216,620 or 10%. The increase in revenues was primarily due to the availability of third party financing for the customers in our outplacement services which contributed to the increased sales.

Consolidated revenues were $14,420,355 for the six months ended November 30, 2007 compared to $14,920,560 for the six months ended in 2006, a decrease of $500,205 or 3%.

Software revenues for the six months ended November 30, 2007 were $4,758,758 compared to $5,110,189 for the six months ended November 30, 2006, a decrease of $351,431 or 7%. Software revenue, which is comprised of subscription, hosting and maintenance fees, was down based on lower customer retention rates that were partially offset by customer gains year over year.

Professional services revenues for the six months ended November 30, 2007 were $1,820,737 compared to $2,446,034 for the six months ended November 30, 2006, a decrease of $625,297 or 26%. The decrease in professional services was primarily due to a reduction in new customer implementations and upgrades.

Rewards and discount products revenues for the six months ended November 30, 2007 were $2,957,341 compared to $3,075,985 for the six months ended November 30, 2006, a decrease of $118,644 or 4%. Rewards and discount products revenues declined year over year as a result of a reduction in company holiday redemptions

Career Networks revenues for the six months ended November 30, 2007 were $4,883,519 compared to $4,288,352 for the six months ended November 30, 2006, an increase of $595,167 or 14%. The increase in revenues was primarily due to the availability of third party financing for the customers in our outplacement services which contributed to the increased sales.

COST OF REVENUES AND GROSS PROFIT

Cost of revenues for the second quarter 2008 was $1,882,209 compared to $1,998,647 for the second quarter 2007 a decrease of $116,438 or 6%. Gross profits were $5,169,986 for the second quarter 2008 compared to $5,994,817 for the second quarter 2007, a decrease of $824,831 or 14%.

Rewards and discount product cost of revenues accounted for $1,160,705 of the total cost of revenues for second quarter 2008 compared to $1,318,897 for second quarter 2007, a decrease of $158,192 or 12%. Rewards and discount products gross profit was $426,356 or 27% for second quarter 2008 compared to $398,306 or 23% for second quarter 2007, an increase of $28,050 or 7%. The improvement in gross profit is driven by the redemption mix of our products.

Cost of revenues for the six months ended November 30, 2007 was $3,617,366 compared to $3,791,268 for the six months ended November 30, 2006, a decrease of $173,902 or 5%. Gross profits were $10,802,989 for six months ended November 30, 2007 compared to $11,129,292 for the six months ended November 30, 2006, a decrease of $326,303 or 3%.

Rewards and discount product cost of revenues accounted for $2,176,083 of the total cost of revenues for the six months ended November 30, 2007 compared to $2,408,434 for the six months ended November 30, 2006, a decrease of $232,351 or 10%. Rewards and discount products gross profit was $781,258 or 26% for the six months ended November 30, 2007 compared to $667,551 or 22% for the six months ended November 30, 2006, an increase of $113,707 or 17%. The improvement in gross profit is driven by the redemption mix of our products.

SELLING AND MARKETING EXPENSE

Selling and marketing expenses were $2,989,260 for second quarter 2008 compared to $1,710,462 for second quarter 2007, an increase of $1,278,798 or 75%. The increase is primarily due to employee costs, including commissions, as there was a significant increase in headcount. There was also an increase in trade show activity during the current period related to the release of our latest product, compared to the prior year.

Selling and marketing expenses were $5,638,004 for the six months ended November 30, 2007 compared to $3,557,887 for the six months ended November 30, 2006, an increase of $2,080,117 or 58%. The increase was primarily due to the increase in sales hiring and marketing programs in the current period.

GENERAL AND ADMINISTRATIVE EXPENSE

General and administrative expenses were $4,296,592 for second quarter 2008 compared to $3,494,031 for second quarter 2007, an increase of $802,561 or 23%. This increase was primarily a result of higher audit fees in connection with the release of certain SEC documents that required consents from the two accounting firms representing the Company during the past fiscal year and other professional fees due to recruiting costs associated with new hires.

General and administrative expenses were $9,404,719 for the six months ended November 30, 2007 compared to $7,014,676 for the six months ended November 30, 2006, an increase of $2,390,043 or 34%. This increase was primarily the result of higher audit fees and recruiting costs during the current period.

RESEARCH AND DEVELOPMENT EXPENSE

Research and development expenses were $1,437,541 for second quarter 2008 compared to $859,411 for second quarter 2007, an increase of $578,130 or 67%. The Company released a new version of our flagship product in November 2007 and has continued to update acquired technology to standardize and integrate the software applications. These costs are expected to decline over time.

Research and development costs were $2,922,178 for the six months ended November 30, 2007 compared to $1,897,626 for the six months ended November 30, 2006, an increase of $1,024,552 or 54%. The primarily reason for the increase was due to the upgrade and release of the new version of our product suite in the current period.

AMORTIZATION AND DEPRECIATION EXPENSE

Amortization and depreciation expense was $1,107,820 for second quarter 2008 compared to $1,567,203 for second quarter 2007, a decrease of $459,383 or 29%. The decrease reflects certain acquired intangible assets becoming fully amortized. Without additional business acquisitions, amortization expense will continue to decrease during fiscal 2008.

Amortization and depreciation expense was $2,408,237 for the six months ended November 30, 2007 compared to $3,211,127 for the six months ended November 30, 2006, a decrease of $802,890 or 25%. The decrease reflects certain acquired intangible assets becoming fully amortized. Without additional business acquisitions, amortization expense will continue to decrease during fiscal 2008.

INTEREST AND OTHER INCOME

Interest and other income was $208,586 for second quarter 2008 compared to $117,187 for the second quarter 2007, an increase of $91,399 or 78%. The operating account maintains a minimum of $1,000,000 in cash while the remainder of available cash is swept into a repurchase agreement that has an annual interest rate of approximately 4.7%.

Interest and other income was $242,813 for the six months ended November 30, 2007 compared to $242,556 for the six months ended November 30, 2006, an increase of $257 or 1%.

WARRANT LIABILITY INTEREST INCOME

Warrant liability interest income was $5,239,542 for the second quarter 2008 compared to $0 for the second quarter 2007, an increase of $5,239,542 or 100%. As required by FASB Statement No. 150, pursuant to our August 2007 equity financing, we account for changes in the fair value of the warrant liability as either interest income or expense based on the change in the value of the associated warrants for the related period. For the six months ended, November 30, 2007, the fair value of the warrant liability declined, which resulted in interest income of $6,733,799.

INTEREST AND OTHER EXPENSE

Interest and other expense was $169,996 for second quarter 2008 compared to $908,944 for second quarter 2007, a decrease of $738,948 or 81%. Interest expense for the prior year quarter primarily includes interest on a term loan which was paid off in August 2007 in connection with the recent equity financing, and capital leases. We anticipate interest expense to decline assuming we do not acquire any other debt instruments.

Interest and other expense was $2,138,671 for the six months ended November 30, 2007 compared to $961,150 for the six months ended November 30, 2006, an increase of $1,177,521 or 123%. The increase was primarily due to accelerated interest and other expense related to a term loan that was paid off in August 2007.

LIQUIDITY AND CAPITAL RESOURCES

As of November 30, 2007, we maintained $8,379,516 in cash, cash equivalents and short-term investments. Working capital, which represents current assets less current liabilities, was positive $3,185,267, an increase of $9,699,804 compared to May 31, 2007.

As of November 30, 2007, $416,846 was restricted from use in order to collateralize various lease arrangements. The restricted cash guaranteeing the leases will periodically decrease according to the terms of the lease agreements.

For the six months ended November 30, 2007, cash used in operations totaled $7,828,683, consisting primarily of the net loss for the period of $4,718,624 and non-cash interest income of $6,733,799 related to FAS 150 calculations as a result of the equity financing, offset by non-cash expenses, including amortization and depreciation of $2,408,237.

Net cash used in investing activities during the six months ended November 30, 2007 was $247,956 primarily attributable to purchases of property and equipment.

Net cash provided by financing activities during the six months ended November 30, 2007 was $13,343,524. Proceeds from the equity financing were $18,658,172, offset by repayment of $4,498,619 on the line of credit, done in conjunction with the equity financing, and other long term obligations.

We have had operating losses since our inception, and during the six months ended November 30, 2007, we had an operating loss of $9,570,149.

In order to avoid immediate concerns about cash constraints, the Company considered various fund-raising alternatives, including both equity and debt options. We believe our existing cash and cash equivalents and cash provided by operating activities will be sufficient to meet our working capital and capital expenditure needs for at least the next twelve months Our future capital requirements will depend on many factors, including meeting our budget as outlined below, the timing and extent of spending to support product development efforts, the timing of introductions of new applications and enhancements to existing applications, and the continuing market acceptance of our applications. To the extent that existing cash and cash equivalents, and cash from operations, are insufficient to fund our future activities, we may need to raise additional funds through public or private equity or debt financing. We may enter into agreements or letters of intent with respect to potential investments in, or acquisitions of, complementary businesses, applications or technologies in the future, which could also require us to seek additional equity or debt financing. Additional funds may not be available on terms favorable to us or at all.

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

Critical Accounting Policies

We believe that the following critical accounting policies affect our more significant estimates and judgments used in preparation of our consolidated financial statements. Management makes estimates and assumptions that affect the value of assets and the reported revenues. Changes in assumptions used would impact our financial position and results.

Revenue Recognition

We derive revenue from various sources including the following: subscription and hosting fees; licensing of software and related maintenance fees; professional services related to software implementation, customization and training; sale of products and tickets through the Company’s employee discount and rewards software module; career transition services; recruitment research services; and, applicant sourcing.

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

Goodwill and Other Identified Intangible Asset Impairment

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

Deferred Tax Assets

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

ITEM 3. QUANTATIVE AND QUALATATIVE DISCLOSURES ABOUT MARKET RISK

Market risk represents the risk of loss that may impact our financial position due to the adverse changes in financial market prices and rates. Our market risk exposure is primarily a result of fluctuations in interest rates and foreign currency exchange rates. We do not hold or issue financial instruments for trading purposes.

Interest Rate Risk

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

Foreign Currency Exchange Risk

We have monetary assets and liabilities denominated in Canadian dollars. As a result, fluctuations in the exchange rate of the Canadian dollar against the U.S. dollar will impact our reported net asset position and net income or loss. A 10% change in foreign exchange rates would result in a change in our reported net asset position of approximately $214,000 and a change in the reported net loss for the three months ended November 30, 2007 of approximately $290,000.

ITEM 4T. CONTROLS AND PROCEDURES

As of November 30, 2007, under the supervision of and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 as of the end of the period covered by this report, or the evaluation date. Based upon the evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of the evaluation date. Disclosure controls are controls and procedures designed to reasonably ensure that information required to be disclosed in our reports filed under the Exchange Act, such as this report, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls include controls and procedures designed to reasonably ensure that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

In connection with this evaluation, our management identified no changes in our internal control over financial reporting that occurred during the most recent fiscal quarter that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are involved in claims, which arise in the ordinary course of business. In the opinion of management, we have made adequate provision for potential liabilities, if any, arising from any such matters. However, litigation is inherently unpredictable, and the costs and other effects of pending or future litigation, governmental investigations, legal and administrative cases and proceedings (whether civil or criminal), settlements, judgments and investigations, claims and changes in any such matters, and developments or assertions by or against us relating to intellectual property rights and intellectual property licenses, could have a material adverse effect on our business, financial condition and operating results. See Note 4- Contingencies for further discussion.

ITEM 1A. RISK FACTORS

In addition to the information set forth under Item 1A of Part I to our Annual Report on Form 10-K/A for the year ended May 31, 2007 and elsewhere in this Form 10-Q, you should carefully consider the following factors, which could have a material adverse effect on our results of operations, financial condition, cash flows, business or the market for our common shares. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may also materially adversely affect our business, financial condition and future results of operations.

We have received a deficiency notice from NASDAQ related to the minimum bid price requirement as our common shares are currently trading at prices below $1.00 and could be subject to delisting by NASDAQ.

Our common stock currently trades on the Nasdaq Capital Market and the Boston Stock Exchange. On November 20, 2007, the Company received a letter from The Nasdaq Stock Market (“Nasdaq”) notifying the Company that for 30 consecutive trading days prior to the date of the letter, the minimum bid price per share of the Company's listed securities had been below the minimum bid price per share of $1.00 as required for continued inclusion on the Nasdaq Capital Market. Under the Nasdaq’s requirements, a stock can be delisted and not allowed to trade on the Nasdaq Capital Market if the closing bid price of the stock over a 30 consecutive trading-day period is less than $1.00. The Boston Stock Exchange does not maintain a similar minimum price requirement. No assurance can be given that the closing bid price of our common shares will satisfy the Nasdaq minimum bid price requirements and thus continue to trade on the Nasdaq Capital Market. Although our common shares may remain listed on the Boston Stock Exchange, if our common shares are delisted from the Nasdaq Capital Market, there may be a limited market for our shares, trading our stock may become more difficult and our share price could decrease even further. If our common shares are not listed on a national securities exchange or the Nasdaq Capital Market, potential investors may be prohibited from or be less likely to purchase our common shares, limiting the trading market for our stock even further.

The exercise of warrants issued in connection with the October 2006 Hilco loan agreement could cause the market price of our common shares to decline and result in dilution.

In connection with the October 2006 loan agreement, the Company issued the lender warrants to purchase 2,750,000 shares of its common shares at an exercise price of $.01 per share. The Company entered into a registration rights agreement pursuant to which it agreed to register the common shares underlying the warrants. If the lender exercises the warrants and sells the underlying common shares, the market price of our common shares could decline and the stock holdings of existing shareholders would be diluted

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not applicable.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The following matters were submitted to the Stockholders in our Annual Meeting of Stockholders held on November 15, 2007. Each of the matters was approved by the requisite vote.

1.	Election of the following nominees, as a group, as directors of the Corporation:

Michael Mullarkey
Thomas Danis
Michael Gerrior
Mitch Tuchman
Deepak Gupta

2.	Appointment of McGladrey & Pullen, LLP as auditors of the Corporation;

3.	Resolution authorizing the directors to fix the remuneration of the auditors of the Corporation; and

4.	Amendment to the Corporation’s Amended and Restated 2002 Stock Option Plan to increase the number of Common Shares reserved for issuance under the plan from 5,000,000 to 11,000,000 shares.

The shareholders elected all of the nominated directors, as a group. The results of the voting were: For 36,192,753; Against 2,360,233; there we no abstentions or broker non-votes.

The shareholders approved the appointment of McGladrey & Pullen, LLP as auditors of the Company. The results of the voting were: For 36,564,322; Against 1,969,015; Abstentions 19,648; there were no broker non-votes.

The shareholders approved a resolution authorizing the directors to fix the remuneration of the auditors of the Corporation. The results of the voting were: For 38,404,025; Against 124,367; Abstentions 20,594; there were no broker non-votes.

The shareholders approved the amendment to the Corporation’s Amended and Restated 2002 Stock Option Plan to increase the number of Common Shares reserved for issuance under the plan from 5,000,000 to 11,000,000 shares. The results of the voting were: For 15,570,475; Against 7,968,156 Abstentions 14,195; and 15,000,160 broker non-votes.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit Number	Description
31.1	Certification of Chief Executive Officer Pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted
Pursuant to Section 302 of the Sarbanes Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted
Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certifications of the Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Workstream Inc. (Registrant)

DATE: January 11, 2008	By:	/s/ Deepak Gupta
Deepak Gupta,
President and Chief Executive Officer
(Principal Executive Officer)

DATE: January 11, 2008	By:	/s/ Phil Oreste
Phil Oreste,
Chief Financial Officer
(Principal Financial Officer)