Form 10-Q
period 2008-02-29
WORKSTREAM INC
filed 2008-04-14
CIK 1095266

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q
(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 29, 2008
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________________ to  _________________

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
if Changed Since Last Report)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “accelerated filer,” “large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (check one):

Large accelerated filer ☐ Accelerated filer ☐ Non-accelerated filer ☐ Smaller Reporting Company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of April 14, 2008, there were 52,192,818 common shares, no par value, outstanding, excluding 108,304 common shares held in escrow.

WORKSTREAM INC.

PART 1 – FINANCIAL INFORMATION

ITEM 1: CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

WORKSTREAM INC.
CONSOLIDATED BALANCE SHEETS
(unaudited)

	February 29, 2008	May 31, 2007
ASSETS
Current assets:
Cash and cash equivalents	$4,117,404	$2,752,601
Restricted cash	461,086	524,497
Short-term investments	67,664	65,851
Accounts receivable, net	4,726,411	3,789,838
Prepaid expenses and other assets	477,326	848,359
Total current assets	9,849,891	7,981,146

Property and equipment, net	2,157,203	2,715,494
Other assets	101,319	85,122
Acquired intangible assets, net	589,029	2,602,590
Goodwill	45,276,411	45,276,411

TOTAL ASSETS	$57,973,853	$58,660,763

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	2,218,630	2,259,010
Accrued liabilities	3,190,457	2,961,928
Accrued compensation	1,564,935	1,378,444
Line of Credit	-	4,557,395
Current portion of long-term obligations	719,996	639,445
Deferred revenue	4,073,345	2,699,461
Total current liabilities	11,767,363	14,495,683

Long-term obligations	278,600	742,025
Deferred revenue – long term	258,268	234,036
Deferred income tax liability	662,310	2,456
Common stock warrant liability	19,000,000	-
Total liabilities	31,966,541	15,474,200

Contingencies (Note 4)

STOCKHOLDERS’ EQUITY
Preferred stock, no par value	-	-
Common stock, no par value: 52,192,818 and 51,531,152 shares issued and outstanding, respectively	112,588,378	112,549,178
Additional paid-in capital	18,150,868	10,907,755
Accumulated other comprehensive loss	(884,514)	(867,288)
Accumulated deficit	(103,847,420)	(79,403,082)
Total stockholders’ equity	$26,007,312	$43,186,563
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$57,973,853	$58,660,763

See accompanying notes to these consolidated financial statements

WORKSTREAM INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months ended		Nine Months ended
	February 29	February 28	February 29	February 28
	2008	2007	2008	2007

Revenues:
Software	$2,045,775	$2,497,246	$6,804,533	$7,607,435
Professional services	741,307	888,777	2,562,044	3,334,811
Rewards and discount products	1,326,317	1,365,064	4,283,658	4,441,049
Career networks	2,071,127	2,261,335	6,954,646	6,549,687
Revenues, net	6,184,526	7,012,422	20,604,881	21,932,982
Cost of revenues:
Rewards and discount products	1,012,377	1,153,208	3,188,460	3,578,714
Other	668,040	746,063	2,109,323	2,111,824
Cost of revenues (exclusive of amortization and depreciation expense noted below)	1,680,417	1,899,270	5,297,783	5,690,538

Gross profit	4,504,109	5,113,152	15,307,098	16,242,444

Operating expenses:
Selling and marketing	2,664,602	1,995,558	8,302,606	5,553,445
General and administrative	5,186,038	3,876,064	14,590,757	10,890,740
Research and development	1,901,563	896,733	4,823,741	2,794,359
Amortization and depreciation	693,026	1,677,404	3,101,263	4,888,531
Total operating expenses	10,445,229	8,445,759	30,818,367	24,127,075

Operating loss	(5,941,120)	(3,332,607)	(15,511,269)	(7,884,631)

Interest and other income	88,317	188,274	331,130	430,830
Warrant liability interest expense (Note 6)	(13,051,901)	-	(6,318,102)	-
Interest and other expense	(16,700)	(1,206,883)	(2,155,371)	(2,168,033)
Other income (expense), net	(12,980,284)	(1,018,609)	(8,142,343)	(1,737,203)

Loss before income tax expense	(18,921,404)	(4,351,216)	(23,653,612)	(9,621,834)
Current income tax expense	(101,329)	(29,428)	(87,745)	(100,626)
Deferred income tax expense	(702,981)	-	(702,981)	-

NET LOSS	$(19,725,714)	$(4,380,644)	$(24,444,338)	$(9,722,460)

Weighted average number of common shares outstanding -basic and diluted	51,926,151	51,258,672	52,192,818	51,531,152

Basic and diluted loss per share	$(0.38)	$(0.09)	$(0.47)	$(0.19)

See accompanying notes to these consolidated financial statements

WORKSTREAM INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
For the Nine Months Ended February 29, 2008
(Unaudited)

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-In	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Capital	Loss	Deficit	Equity
Balance at May 31, 2007	51,531,152	$112,549,178	$10,907,755	$(867,288)	$(79,403,082)	$43,186,563
Issuance of shares through exercise of stock options	40,000	39,200	4,000	-	-	43,200
Issuance of shares through exercise of warrants	400,000	-				-
Stock option expense	-	-	426,505	-	-	426,505
Restricted stock units	221,666	-	836,336	-	-	836,336
Issuance of warrants	-	-	5,976,272	-	-	5,976,272
Net loss	-	-	-	-	(24,444,338)	(24,444,338)
Foreign currency translation adjustment	-	-	-	(17,226)	-	(17,226)
Balance at February 29, 2008	52,192,818	$112,588,378	$18,150,868	$(884,514)	$(103,847,420)	$26,007,312

See accompanying notes to these consolidated financial statements

WORKSTREAM INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended
	February 29	February 28
	2008	2007
Cash flows used in operating activities:
Net loss	$(24,444,338)	$(9,722,460)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization and depreciation	3,101,263	4,851,418
Leasehold inducement amortization	(41,144)	-
Provision for bad debt	527,075	271,892
Loss on sale or disposal of fixed asset	12,623	-
Stock related compensation	1,262,841	673,510
Non-cash interest expense	6,318,102	1,372,801
Deferred income taxes	762,835	-
Change in long-term portion of deferred revenue	23,975	(83,943)
Net change in components of working capital:
Accounts receivable	(1,464,343)	(1,752,127)
Prepaid expenses and other assets	354,837	(164,090)
Accounts payable and accrued expenses	738,149	(923,254)
Accrued compensation	186,491	-
Deferred revenue	1,373,884	278,046
Net cash used in operating activities	(11,287,750)	(5,198,207)

Cash flows provided by (used in) investing activities:
Purchase of property and equipment	(542,033)	(497,891)
Decrease in restricted cash	63,411	2,747,943
Increase/Decrease in short-term investments	(1,813)	77,889
Net cash (used in) provided by investing activities	(480,435)	2,327,941

Cash flows provided by financing activities:
Proceeds from exercise of options and warrants	43,200	-
Proceeds from financing, net of financing costs	-	14,650,000
Cash equivalents held as compensating balance	-	(10,000,000)
Repayment of long-term obligations	(502,534)	(827,728)
Payment of guaranteed financing costs	(550,000)	-
Proceeds from warrant financing	18,658,172	-
Net repayments on line of credit	(4,498,619)	(2,387,351)
Net cash provided by financing activities	13,150,219	1,434,921

Effect of exchange rate changes on cash and cash equivalents	(17,231)	112,394

Net increase / (decrease) in cash and cash equivalents	1,364,803	(1,322,951)
Cash and cash equivalents, beginning of period	2,752,601	4,577,040

Cash and cash equivalents, end of period	$4,117,404	$3,254,089

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$399,998	$761,029
Cash paid during the period for income taxes	$80,224	$100,626

Supplemental schedule of non-cash investing and financing activities:
Equipment acquired under capital leases	$133,478	$1,097,501
Discount on debt for fair value of warrants issued	$-	$2,392,500

See accompanying notes to these consolidated financial statements

WORKSTREAM INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (UNAUDITED)

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

Proposed merger with Empagio

On February 12, 2008, Workstream and Empagio Acquisition LLC entered into an Agreement and Plan of Merger (“Merger Agreement”) pursuant to which Empagio will merge with and into Workstream, subject to the terms and conditions of the Merger Agreement, which has been approved by the Boards of Directors of both the companies. Upon the completion of the Merger, the equity interests in Empagio will be converted into up to 177,397,332 shares of Workstream Inc. common stock, representing approximately 75% of the Company’s outstanding common stock on a diluted basis following the Merger. The proposed combination of Workstream and Empagio will be accounted for under the purchase method of accounting as a reverse acquisition with Empagio being treated as having acquired Workstream as of the date of the completion of the merger.

As of February 29, 2008, we have incurred and recognized merger-related costs of $349,251 included as general and administrative expense in the consolidated statement of operations.

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

WORKSTREAM INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (UNAUDITED)

The accompanying consolidated balance sheet as of February 29, 2008, the consolidated statements of operations for the three months and nine months ended February 29, 2008 and February 28, 2007, the consolidated statement of stockholders’ equity as of February 29, 2008 and the consolidated statements of cash flows for the nine months ended February 29, 2008 and February 28, 2007 are unaudited but include all adjustments (consisting of normal recurring adjustments) that are, in the opinion of management, necessary for a fair presentation of our financial position at such dates and our results of operations and cash flows for the periods then ended, in conformity with accounting principles generally accepted in the United States (“GAAP”). The consolidated balance sheet as of May 31, 2007 has been derived from the audited consolidated financial statements at that date, but in accordance with the rules and regulations of the United States Securities and Exchange Commission (“SEC”), does not include all of the information and notes required by GAAP for complete financial statements. Operating results for the three and nine months ended February 29, 2008 are not necessarily indicative of results that may be expected for the entire fiscal year.

The financial statements should be read in conjunction with the financial statements and notes for the fiscal year ended May 31, 2007 included in the Company’s amended Form 10-K/A filed with the SEC on August 24, 2007.

Certain prior period balances have been reclassified to conform to the current period presentation.

Management assessment of liquidity

The Company has grown primarily through acquisition over the past five years and has incurred operating losses throughout the period. For fiscal year 2007, the Company had a net loss of approximately $13.8 million, including $6.5 million in depreciation and amortization, used approximately $6.4 million in cash in operations, and had a working capital deficit of $6.5 million. During fiscal 2007, management focused on integrating the various acquired technologies to a common platform while simultaneously focusing on customer service levels to retain the current customer base. The result was a series of product releases during the year that enhanced the product offering which management believes improves the Company’s competitive position and will increase customer satisfaction.

The Company’s original 2008 budget assumed, among other things, a reduced level of investment in product and research and development spending, increased spending in sales and marketing and increased revenue from both operating segments in the third quarter of 2008. Management believed, after not achieving the 2008 budget, that a new course of action was required to generate cash flows from operations. The Company is off-shoring various operations including certain research and development, customer support, quality assurance and professional services functions. In the third quarter 2008, the Company began scaling back new product development investments, reducing research and development, general and administrative expenses and reducing sales and marketing expenditures.

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

WORKSTREAM INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (UNAUDITED)

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

2. ALLOWANCE FOR DOUBTFUL ACCOUNTS

The following presents the details of the change in the allowance for doubtful accounts:

	Nine Months Ended	Year Ended
	February 29, 2008	May 31, 2007

Balance at beginning of the period	$711,087	$625,361
Charged to bad debt expense	527,075	85,502
Write-offs and effect of exchange rate changes	(543,287)	224
Balance at end of the period	$694,875	$711,087

The Company uses historical experience and knowledge of and experience with specific customers in order to assess the adequacy of the allowance for doubtful accounts. Any adjustments to this account are reflected in the consolidated statements of operations as a general and administrative expense.

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

WORKSTREAM INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (UNAUDITED)

Effective June 1, 2007, the Company adopted the provisions of Financial Accounting Standards Board “(FASB”) Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”), which prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This Interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The evaluation of a tax position in accordance with this Interpretation is a two-step process. Under FIN 48, an entity may only recognize or continue to recognize tax positions that meet a “more likely than not” threshold. The Company has determined FIN 48 not to be significant in the consolidated financial statements. Our U.S. and Canadian federal income tax returns for the tax years 2003 and 2002 and beyond, respectively, remain subject to examination by the Internal Revenue Service and the Canadian Revenue Agency

During the three and nine months ended February 29, 2008, we recorded income taxes of $702,981 relating to the amortization of goodwill and state taxes.

Note 4. Goodwill

The following represents the detail of the changes in the goodwill account for the year ended May 31, 2007 and the nine months ended February 29, 2008:

	Enterprise
	Workforce	Career
	Services	Networks	Total
Goodwill at May 31, 2006	$32,264,257	$12,457,602	$44,721,859
Contingent consideration	557,850	-	557,850
Purchase price allocation adjustments made within one year of acquisition date	(3,298)	-	(3,298)
Goodwill at May 31, 2007	32,818,809	12,457,602	45,276,411
Goodwill at February 29, 2008	$32,818,809	$12,457,602	$45,276,411

In January of 2007, the company issued 557,850 common shares in connection with the earn-out provision of the Exxceed purchase agreement that closed a year earlier.

WORKSTREAM INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (UNAUDITED)

5.  CONTINGENCIES

Proposed Merger with Empagio

The Merger Agreement with Empagio contains a provision that would result in a return by Empagio’s equity holders of, as many as, 105,124,345 shares of Company common stock issued at closing if the Empagio entities being acquired fail to achieve certain cash flow targets for the one-year period following closing. Under the terms of the Merger Agreement, 67,410,986 shares of the Company's common stock being issued at closing will be held in escrow to satisfy such obligation, if necessary.

The Merger Agreement provides that, in connection with the termination of the Merger Agreement under specified circumstances, the Company will be required to pay Empagio a termination fee of $3,000,000 or Empagio will be required to pay the Company a termination fee of $5,000,000.

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

WORKSTREAM INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (UNAUDITED)

Other Matters

On or about August 10, 2005, a class action lawsuit was filed against the Company, its former Chief Executive Officer and its former Chief Financial Officer in the United States District Court for the Southern District of New York. The action, instituted on behalf of a purported class of purchasers of the Company’s common shares during the period from January 14, 2005 to and including April 14, 2005 (the class period), alleges, among other things, that management provided the market misleading guidance as to anticipated revenues for the quarter ended February 28, 2005, and failed to correct this guidance on a timely basis. The action claims violations of Section 10(b) of the Securities Exchange Act of 1934 (the “Exchange Act”) and Rule 10b-5 promulgated thereunder, as well as Section 20(a) of the Exchange Act, and seeks compensatory damages in an unspecified amount as well as the award of reasonable costs and expenses, including counsel and expert fees and costs. The Court has certified the case as a class action.

In December 2005, the plaintiffs filed an amended complaint which added additional plaintiffs and sought to elaborate on the allegations contained in the complaint. Defendants filed a motion to dismiss the complaint, which was denied. Defendants have answered the amended complaint, denying its material allegations.

The Company and the individual defendants thereafter filed a motion for judgment on the pleadings, based upon a recent ruling of the United States Supreme Court, seeking to dismiss the amended complaint. Plaintiffs then sought leave to file a Second Amended Complaint, and asked the Court for additional time to pursue discovery. The Court granted the motion for leave to file a Second Amended Complaint, but deferred the request for additional discovery and ruled that the pending motion for judgment on the pleadings would be considered with respect to the allegations in the Second Amended Complaint. The motion for judgment on the pleadings has been briefed and argued, but has not been ruled upon. In the event the case is not disposed of on motion, the Company expects to file a motion for summary judgment.

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

The parties have agreed to settle the claims, in consideration of the payment of $3 million by the insurance carrier and issuance by the Company of $600,000 in securities. The Court has scheduled a hearing on June 24, 2008 to consider the fairness of the settlement. Notice of the settlement and the hearing thereon is being given to the class. There exist certain contingencies to the effectiveness of the settlement which may allow its termination.

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

On April 11, 2007, Nathan A. Low (“Low”) and Sunrise Foundation Trust (“Trust”) filed a complaint against the Company and its former Chief Executive Officer in the United States District Court for the Southern District of New York alleging a violation of Section 10b-5 of the Securities Exchange Act of 1934 and a claim under New York common law for fraudulent and negligent misrepresentations in connection with Low’s and the Trust’s purchase of common shares and warrants in a private placement. The three plaintiffs invested an aggregate of $4 million in the Company in the private placement.

The defendants have answered the complaint jointly filed by the three plaintiffs, denying its material allegations. The damages claimed by plaintiffs approximate, in the aggregate, $3.5 million, although the Company’s experts quantify damages, without interest, at no more than approximately $1.3 million. The Company has directors and officers’ liability insurance in a face amount in excess of the amount of the claimed damages. A non-jury trial was scheduled to begin in late March, 2008. The parties, however, have reached an agreement to settle the case, and are presently in the process of preparing the documentation necessary to resolve and dismiss the claims. The settlement will be funded by insurance.

WORKSTREAM INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (UNAUDITED)

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

The Company recognized $27,883 and $426,505 of stock-based compensation expense resulting from stock options in the consolidated statements of operations for the three and nine months ended February 29, 2008, respectively. The Company also recognized $245,686 and $673,510 of stock-based compensation expense resulting from stock options in the consolidated statement of operations for the three and nine months ended February 28, 2007, respectively.

The following assumptions were used to calculate the fair-value of share-based payment awards using the Black-Scholes option pricing model, which values options based on the stock price at the grant date, the expected life of the option, the estimated volatility of the stock, expected dividend payments, and the risk-free interest rate over the expected life of the option. The dividend yield was calculated by dividing the current annualized dividend by the option exercise price of each grant. The expected volatility was determined considering the Company’s historical stock prices for the fiscal year the grant occurred and prior fiscal years for a period equal to the expected life of the option. The risk-free rate represents the US Treasury bond rate with maturity equal to the expected life of the option. The expected life of the option was estimated based on the exercise history of previous grants.

WORKSTREAM INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (UNAUDITED)

	Three Months		Nine Months
	Ended		Ended
	February 29, 2008	February 28, 2007	February 29, 2008	February 28, 2007
Expected volatility	124%	72%	84%	69%
Expected dividend yield	0%	0%	0%	0%
Expected term (in years)	3.5	3.5	3.5	3.5
Risk-free interest rate	4.4%	4.7%	4.4%	4.8%

Stock option activity and related information is summarized as follows:

		Weighted
		Average	Weighted		Aggregate
	Number	Exercise	Average	Options	Intrinsic
	of Options	Price	Fair Value	Exercisable	Value

Balance outstanding - May 31, 2007	4,112,863	$1.41		1,066,988
Granted	2,342,650	0.90
Exercised	(40,000)	0.98
Forfeited	(2,923,797)	1.19

Balance outstanding - February 29, 2008	3,491,716	$1.28		1,814,994	$12,000

The aggregate intrinsic value in the table above represents total intrinsic value (of options in the money), which is the difference between the Company’s closing stock price on February 29, 2008, the last trading day of the reporting period and the exercise price times the number of shares, that would have been received by the option holders had the option holders exercised their options on February 29, 2008.

Information about options outstanding at February 29, 2008 is as follows:

		Options Outstanding		Exercisable
		Weighted
		Average	Weighted		Weighted
		Remaining	Average	Number	Average
Exercise	Number	Contractual	Exercise	Vested and	Exercise
Price	Outstanding	Life (Years)	Price	Outstanding	Price

Less than $.99	1,366,100	4.95	$0.77	799,898	$0.78
$1.00-$1.99	1,656,043	3.99	$1.30	553,858	$1.41
$2.00-$2.99	337,700	1.49	$2.40	329,365	$2.40
$3.00-$3.99	81,873	1.85	$3.24	81,873	$3.24
$4.00 and over	50,000	1.99	$4.28	50,000	$4.28
Total	3,491,716			1,814,994

As of February 29, 2008, approximately $696,493 of total unrecognized compensation costs related to non-vested stock options is expected to be recognized over the weighted average period of 3.17 years.

WORKSTREAM INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (UNAUDITED)

The Company grants restricted stock units to certain management and members of the Board of Directors. Each restricted stock unit represents one share of common stock and vests ratably over three years. The Company will then issue common stock for the vested restricted stock units upon exercise by the grantee. During the vesting period, the restricted stock units cannot be transferred, and the grantee has no voting or dividend rights. The cost of the awards, determined to be the fair market value of the shares at the date of the grant, is expensed ratably over the vesting period. The compensation expense associated with the restricted stock units totaling $358,102 and $836,336 for the three and nine months ended February 29, 2008, respectively, is included in general and administrative expenses on the statement of operations and in additional paid-in capital on the balance sheet. During the nine months ended February 29, 2008, the Company granted a total of 705,000 restricted stock units and 320,000 were forfeited. There were 536,670 restricted stock units outstanding including 156,666 that were fully vested, as of February 29, 2008.

On February 15, 2008, Phil Oreste resigned as the Chief Financial Officer of Workstream. In connection with Mr. Oreste’s resignation, the Company and Mr. Oreste entered into a settlement agreement pursuant to which the Company agreed to pay Mr. Oreste three months of severance totaling $62,500 and $9,161 of accrued but unused vacation time. In addition, the Company agreed to pay for Mr. Oreste’s health and life insurance benefits through December 31, 2008. As part of the settlement agreement, Mr. Oreste agreed to forfeit all of his Company stock options. He retained 30,000 fully vested restricted stock units. Each restricted stock unit represents a contingent right to receive one share of our common stock. In addition, the Company agreed to waive its right to enforce any non-competition provisions of any agreements between the Company and Mr. Oreste. All severance payments were fully accrued as of February 29, 2008.

On February 29, 2008, Deepak Gupta resigned as President and Chief Executive Officer of Workstream and as a director of the Company. In connection with Mr. Gupta’s resignation as President and Chief Executive Officer, the Company and Mr. Gupta entered into separation and release agreements pursuant to which the Company agreed to pay Mr. Gupta $100,000 payable over a four month period. In addition, the Company agreed to pay for Mr. Gupta’s family health benefits until the earlier of the twelve month anniversary of his resignation or his employment with another company. In addition, the Company agreed to continue Mr. Gupta’s car allowance of $500 per month for twelve months. As part of the agreements, Mr. Gupta agreed to forfeit all of his Company stock options. However, Mr. Gupta retained 250,000 fully vested Restricted Stock Units. All severance payments were fully accrued as of February 29, 2008.

On February 29, 2008, Steve Purello was appointed to serve as President and Chief Executive Officer of the Company. Prior to this appointment, Mr. Purello served as General Manager of the Company’s Career Networks business since January 2005 and in November 2006, Mr. Purello also became responsible for managing the Company’s Rewards and Recognition business. From 2003 until February 2008, Mr. Purello served as General Manager of the Company’s 6FigureJobs subsidiary.

On March 19, 2008, the Company and Mr. Purello agreed to the terms of his employment agreement as President and Chief Executive Officer and entered into an amendment to his employment agreement dated December 6, 2007. The employment agreement, as amended, has a one-year term that expires on December 6, 2008 and which automatically renews at the end of each renewal term for an additional one-year term unless either party provides prior notice of non-renewal.

Mr. Purello will earn an annual base salary of $250,000. In addition, Mr. Purello is eligible to receive a bonus of up to $150,000 based on achieving new, agreed upon goals of working capital targets as well as closing the proposed merger with Empagio Acquisition LLC. As part of his entering into the employment agreement in December 2007, Mr. Purello received 400,000 stock options at an exercise price of $0.75, all of which have vested, and 100,000 restricted stock units, all of which have vested.

WORKSTREAM INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (UNAUDITED)

Effective as of February 29, 2008, Jay Markell was appointed to serve as Chief Financial Officer of the Company. Prior to his appointment, Mr. Markell had served as Controller of the Company since joining the Company in April 2007. From January 2006 until joining the Company, Mr. Markell served as Controller of Data2Logistics, a privately-held freight payment company. Prior to joining Data2Logistics, from September 2002 until January 2006, Mr. Markell was Controller of PsiloQuest, a ventured backed start-up CMP pad manufacturing company.

Mr. Markell entered into an employment agreement with the Company effective as of February 15, 2008, the date on which Phil Oreste resigned as Chief Financial Officer. The employment agreement has a one-year term that expires on February 15, 2009 and which automatically renews at the end of the initial or any renewal term for an additional one-year term unless either party provides prior notice of non-renewal. Mr. Markell will earn an annual base salary of $140,000. In addition, the Company granted Mr. Markell 30,000 restricted stock units that vest upon the consummation of the Company’s proposed merger with Empagio Acquisition LLC. The expense related to stock compensation is recorded on a straight line basis over the normal vesting period of 3 years if the merger isn't consumated.

7.   INVESTOR WARRANTS

On August 3, 2007, the Company consummated a private placement of securities pursuant to which the Company raised $20,000,000 through the sale of two series of warrants. The first series of warrants (the “Special Warrants”) are convertible into 16,000,000 common shares at a conversion price of $1.25 per share. The Special Warrants have a five year life; however, after the fourth year the holder has the right to require the Company to purchase the unconverted portion at a price equal to fair value, which shall be determined by an independent party selected by the Company and approved by the holder. The second series of warrants (the “Additional Warrants”) are convertible into 4,000,000 common shares at an exercise price of $1.40 per share over a five year life.

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

Originally, we valued these warrants using the Black-Scholes valuation model which was updated each reporting period. On April 14, 2008, Workstream and the holders of its Special Warrants entered into a Forbearance Agreement pursuant to which the holders of the Special Warrants agreed to forbear, for a period of one year and one day, any rights they have to require the redemption of the Special Warrants as a result of the occurrence of triggering events under the Special Warrants and to any fees owing to the Special Warrant holders under the Registration Rights Agreement Workstream entered into with them.  Also on April 14, 2008, Workstream and the Special Warrant holders signed a term sheet pursuant to which, subject to the execution of definitive agreements, the Special Warrants will be exchanged for convertible promissory notes issued by Workstream which would mature two years following their issuance.  Pursuant to such exchange, the principal investment amounts of the Special Warrants would be converted into the principal amounts of the promissory notes.  The interest rate under such promissory notes is expected to be at the applicable federal rate at date of closing.  The promissory notes are convertible into common shares of Workstream at a conversion price equal to the closing bid price of our common shares on the date we close the exchange, provided that the conversion price will not be less than $0.65.  The notes would be guaranteed by Workstream's 6FigureJobs.com subsidiary, which guaranty would be secured by a pledge of all of the assets of 6FigureJobs.com, and would include a mandatory redemption that would be triggered in the event Workstream sells the stock or assets of 6FigureJobs.com. Due to the triggering events described above, as of February 29, 2008, we no longer believe the Black-Scholes value model is indicative of the fair value of the Special Warrants.  As a result, we evaluated the possible outcomes and determined the weighted-average value of the warrant liability to be $19 million as of February 29, 2008.  This adjustment resulted in $13,051,901 of interest expense in the current quarter.

WORKSTREAM INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (UNAUDITED)

Pursuant to FASB Statement No. 150 “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” (“SFAS 150”), the Special Warrants were originally accounted for as a liability due to their redeemable feature, while the Additional Warrants have been accounted for as additional paid-in capital. Using the Black-Scholes valuation model, the Company determined the fair value of the Special Warrants to be $12,681,900 as of the closing of the private placement. Pursuant to Emerging Issue Task Force Issue 00-19 “Accounting for Derivative Financial Instruments Indexed to and Potentially Settled in a Company’s Own Stock” the value of the Additional Warrants originally amounted to $5,976,272 which was calculated as the net proceeds received less the value of the Special Warrants.

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

WORKSTREAM INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (UNAUDITED)

Business Segments

The following table summarizes the distribution of revenue by business segment:

	Three Months Ended			Nine Months Ended
	February 29, 2008			February 29, 2008
	Enterprise			Enterprise
	Workforce	Career		Workforce	Career
	Services	Networks	Total	Services	Networks	Total
Software	$2,043,525	$2,250	$2,045,775	$6,797,783	$6,750	$6,804,533
Professional services	741,307	-	741,307	2,562,044	-	2,562,044
Rewards and discount products	1,326,317	-	1,326,317	4,283,658	-	4,283,658
Career services	-	$2,071,127	2,071,127	-	$6,954,646	6,954,646
Revenues, net	4,111,149	2,073,377	6,184,526	13,643,485	6,961,396	20,604,881
Cost of revenues, rewards and discount products	1,012,377	-	1,012,377	3,188,460	-	3,188,460
Cost of revenues, other	480,723	187,317	668,040	1,607,036	502,287	2,109,323
Gross profit	2,618,049	1,886,060	4,504,109	8,847,989	6,459,109	15,307,098
Expenses	7,330,574	2,421,629	9,752,203	20,312,473	7,404,631	27,717,104
Amortization and depreciation	673,537	19,489	693,026	3,045,233	56,030	3,101,263
Business segment loss	$(5,386,062)	$(555,058)	(5,941,120)	$(14,509,717)	$(1,001,552)	(15,511,269)
Other income/expense and impact of income taxes			(13,784,594)			(8,933,069)
Net loss			$(19,725,714)			$(24,444,338)

WORKSTREAM INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (UNAUDITED)

The following table summarizes the distribution of revenue by business segment:

	Three Months Ended			Nine Months Ended
	February 28, 2007			February 28, 2007
	Enterprise			Enterprise
	Workforce	Career		Workforce	Career
	Services	Networks	Total	Services	Networks	Total
Software	$2,497,246	$-	$2,497,246	$7,607,435	$-	$7,607,435
Professional services	888,777	-	888,777	3,334,811	-	3,334,811
Rewards and discount products	1,365,064	-	1,365,064	4,441,049	-	4,441,049
Career services	-	2,261,335	2,261,335	-	6,549,687	6,549,687
Revenues, net	4,751,087	2,261,335	7,012,422	15,383,295	6,549,687	21,932,982
Cost of revenues, rewards and discount products	1,153,207	-	1,153,207	3,578,714	-	3,578,714
Cost of revenues, other	639,341	106,722	746,063	1,696,377	415,447	2,111,824
Gross profit	2,958,539	2,154,613	5,113,152	10,108,204	6,134,240	16,242,444
Expenses	4,744,628	2,023,727	6,768,355	13,210,208	6,028,336	19,238,544
Amortization and depreciation	1,659,526	17,878	1,677,404	4,816,469	72,062	4,888,531
Business segment loss	$(3,445,615)	$113,008	(3,332,607)	$(7,918,473)	$33,842	(7,884,631)
Other income/expense and impact of income taxes			1,048,037			1,837,829
Net loss			$(4,380,644)			$(9,722,460)

The following table summarizes the distribution of assets by business segment:

	As of February 29, 2008			As of May 31, 2007
	Enterprise			Enterprise
	Workforce	Career		Workforce	Career
	Services	Networks	Total	Services	Networks	Total

Business segment assets	$6,834,392	$627,867	$7,462,259	$6,760,179	$678,635	$7,438,814
Intangible assets	589,029	-	589,029	2,602,590	-	2,602,590
Goodwill	32,818,809	12,457,602	45,276,411	32,818,809	12,457,602	45,276,411
	$40,242,230	$13,085,469	53,327,699	$42,181,578	$13,136,237	55,317,815
Assets not allocated to business segments			4,646,154			3,342,948

Total assets			$57,973,853			$58,660,763

WORKSTREAM INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (UNAUDITED)

Geographic

The following table summarizes the distribution of revenue by geographic region:

	Three Months Ended			Nine Months Ended
	February 29, 2008			February 29, 2008
		United			United
	Canada	States	Total	Canada	States	Total
Revenues	$330,145	$5,854,381	$6,184,526	$1,032,710	$19,572,171	$20,604,881
Expenses	1,378,179	10,747,467	12,125,646	4,051,729	32,064,421	36,116,150
Geographical loss	$(1,048,034)	$(4,893,086)	(5,941,120)	$(3,019,019)	$(12,492,250)	(15,511,269)
Other income/expenses and impact of income taxes			(13,784,594)			(8,933,069)
Net income (loss)			$(19,725,714)			$(24,444,338)

The following table summarizes the distribution of revenue by geographic region:

	Three Months Ended			Nine Months Ended
	February 28, 2007			February 28, 2007
		United			United
	Canada	States	Total	Canada	States	Total
Revenues	$354,217	$6,658,203	$7,012,420	$1,155,330	$20,777,651	$21,932,981
Expenses	1,199,116	9,145,914	10,345,030	3,317,059	26,500,555	29,817,614
Geographical loss	$(844,899)	$(2,487,711)	(3,332,610)	$(2,161,729)	$(5,722,904)	(7,884,633)
Other income/expenses and impact of income taxes			1,048,034			1,837,827
Net loss			$(4,380,644)			$(9,722,460)

The following table summarizes the distribution of assets by geographic region:

	As of February 29, 2008			As of May 31, 2007
		United			United
	Canada	States	Total	Canada	States	Total
Long-lived assets	$1,752,102	$46,371,860	$48,123,962	$2,303,676	$48,375,941	$50,679,617
Current assets			9,849,891			7,981,146
Total assets			$57,973,853			$58,660,763

WORKSTREAM INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (UNAUDITED)

9. EARNINGS (LOSS) PER SHARE

During the three months ended February 29, 2008, the Company reported a net loss of $19,725,714. Because the Company reported a net loss during the three and nine months ended February 29, 2008 and the three and nine months ended February 28, 2007, the Company excluded the impact of its common stock equivalents in the computation of dilutive earnings per share for these periods, as their effect would be anti-dilutive. The following outstanding instruments could potentially dilute basic earnings per share in the future:

February 29, 2008
Stock options	3,491,716
Restricted stock units	536,670
Escrowed shares	108,304
Warrants	24,337,501
Potential increase in number of shares from dilutive instruments	28,474,191

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward Looking Statements

Certain statements discussed in Item 2 (Management’s Discussion and Analysis of Financial Condition and Results of Operations),and elsewhere in this Form 10-Q constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements concerning management’s expectations, strategic objectives, business prospects, anticipated economic performance and financial condition and other similar matters involve known and unknown risks, uncertainties and other important factors that could cause the actual results, performance or achievements of results to differ materially from any future results, performance or achievements discussed or implied by such forward-looking statements. Such risks, uncertainties and other important factors are described in Items 1A (Risk Factors) and 7 (Management’s Discussion and Analysis of Financial Condition and Results of Operations) of the Company’s Form 10-K/A for the fiscal year ended May 31, 2007 and in Item 1A of Part II hereunder. The words “estimate,” “project,” “intend,” “believe,” “plan” and similar expressions are intended to identify forward-looking statements. Forward-looking statements speak only as of the date of the document in which they are made. The Company disclaims any obligation or undertaking to provide any updates or revisions to any forward-looking statement to reflect any change in the Company’s expectations or any change in events, conditions or circumstances on which the forward-looking statement is based.

The following discussion and analysis should be read in conjunction with our unaudited condensed financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q. All figures are in United States dollars, except as otherwise noted.

Overview

We are a provider of services and web-based Software-as-a-Service (SaaS) products for organizations requiring talent management solutions for their Human Capital Management (HCM) processes. Talent Management is the process by which companies recruit, train, evaluate, motivate, develop and retain their employees. We have two distinct operating segments, which are Enterprise Workforce Services and Career Network Services. The Enterprise Workforce Services segment primarily consists of HCM software, professional services and additional products sold as part of reward and discount programs. Specifically, our Enterprise Workforce segment offers a complete suite of on-demand HCM software solutions, which address performance, compensation, development, recruitment, benefits and rewards. The Career Networks segment consists of career transition, applicant sourcing and recruitment research services.

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

On February 12, 2008, Workstream Inc. (the “Company”), Workstream Merger Sub Inc., a wholly-owned subsidiary of the Company (“Merger Sub”), Empagio Acquisition LLC (“Empagio”), and SMB Capital Corporation, a wholly-owned subsidiary of Empagio (“SMB”) entered into an Agreement and Plan of Merger (the “Merger Agreement”) pursuant to which SMB will merge with and into Merger Sub, whereupon the separate corporate existence of SMB will cease and Merger Sub will continue as the surviving corporation (the “Merger”). Subject to the terms and conditions of the Merger Agreement, which has been approved by the boards of directors of both the Company and Empagio as well as the members of Empagio, upon the completion of the Merger the equity interests in SMB will be converted into up to 177,397,332 shares of Company common stock, representing approximately 75% of the Company’s outstanding common stock on a diluted basis following the Merger. This would result in a change of control of the Company. The transaction would be accounted for under the purchase method of accounting as a reverse acquisition with Workstream Inc. being treated as having acquired SMB as of the date of completion of the merger. The transaction, which is subject to approval by the stockholders of both the Company and SMB, the authorization of the special warrant holders, the authorization for a reverse stock split, is expected to be completed in the second quarter of fiscal 2009.

Key Performance Indicators

The following table summarizes the key performance indicators that we consider to be material in managing our business, in thousands (except percentages):

	For the three months ended		For the nine months ended
	February 29	February 28	February 29	February 28
	2008	2007	2008	2007
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Total Revenue	$6,185	$7,012	$20,605	$21,932
Hosting revenue	22%	25%	20%	25%
License revenue	4%	3%	6%	3%
Subscription revenue	8%	8%	7%	7%
Total Software revenue	34%	36%	33%	35%
Professional services	12%	13%	12%	15%
Rewards and tickets	21%	19%	21%	20%
Career Networks	33%	32%	34%	30%
Operating loss	$(5,941)	$(3,333)	$(15,511)	$(7,885)
Net cash used in operating activities	$(3,458)	$(1,859)	$(11,288)	$(5,198)

The following table summarizes the operating segments as a percentage of deferred revenue, in thousands (except percentages):

	As of	As of
	February 29, 2008	May 31, 2007
	(unaudited)
Total deferred revenue	$4,331	$2,933
Enterprise Workforce Services	85%	67%
Career Networks	15%	33%

Results of Operations

The following table sets forth certain condensed consolidated statements of operations data expressed as a percentage of total revenue for the periods indicated. Period-to period comparisons of our financial results are not necessarily meaningful and you should not rely on them as an indication of future performance.

	Three Months ended		Nine Months ended
	February 29,	February 28,	February 29,	February 28,
	2008	2007	2008	2007

Revenues:
Software	34%	36%	33%	35%
Professional services	12%	13%	12%	15%
Rewards and discount products	21%	19%	21%	20%
Career services	33%	32%	34%	30%
Revenues, net	100%	100%	100%	100%
Cost of revenues:
Rewards and discount products	16%	16%	16%	16%
Other	11%	11%	10%	10%
Cost of revenues (exclusive of amortization and depreciation expense noted below)	27%	27%	26%	26%

Gross profit	73%	73%	74%	74%

Operating expenses:
Selling and marketing	43%	28%	40%	25%
General and administrative	84%	56%	71%	50%
Research and development	31%	13%	23%	13%
Amortization and depreciation	11%	24%	15%	22%
Total operating expenses	169%	121%	149%	110%

Operating loss	-96%	-48%	-75%	-36%

Interest and other income	1%	3%	2%	2%
Warrant liability interest income	-211%	0%	-32%	0%
Interest and other expense	0%	-17%	-10%	-10%
Other income (expense), net	-210%	-14%	-40%	-8%

Income (loss) before income tax	-306%	-62%	-115%	-44%
Current income tax expense	-2%	0%	0%	0%
Deferred income tax expense	-11%	0%	-4%	0%

NET INCOME (LOSS)	-319%	-62%	-119%	-44%

REVENUES

Consolidated revenues were $6,184,526 for the quarter ended February 29, 2008 compared to $7,012,422 for the same period in 2007, a decrease of $827,896 or 12%.

Software revenues for the third quarter 2008 were $2,045,775 compared to $2,497,246 for the third quarter 2007, a decrease of $451,471 or 18%. Software revenue, which is comprised of subscription, hosting and maintenance fees, was down based on lower customer retention rates that were partially offset by customer gains year over year.

Professional services revenues for the third quarter 2008 were $741,307 compared to $888,777 for the third quarter 2007, a decrease of $147,470 or 17%. The decrease in professional services was primarily due to a reduction in new customer implementations and upgrades.

Rewards and discount products revenues for the third quarter 2008 were $1,326,317 compared to $1,365,064 for the third quarter 2007, a decrease of $38,747 or 3%. Rewards and discount products remained relatively flat quarter over quarter. The small decrease was the result of a change in product offerings and revenue mix and smaller awards from employers.

Career Networks revenues for the third quarter 2008 were $2,071,127 compared to $2,261,335 for the third quarter 2007, a decrease of $190,208 or 8%. The decrease in revenues was partially due to less advertising and economic conditions that negatively affected deals in the recruiting segment of the business.

Consolidated revenues were $20,604,881 for the nine months ended February 29, 2008 compared to $21,932,982 for the nine months ended in 2007, a decrease of $1,328,101 or 6%.

Software revenues for the nine months ended February 29, 2008 were $6,804,533 compared to $7,607,435 for the nine months ended February 28, 2007, a decrease of $802,902 or 11%. Software revenue, which is comprised of subscription, hosting and maintenance fees, was down based on lower customer retention rates that were partially offset by customer gains year over year.

Professional services revenues for the nine months ended February 29, 2008 were $2,562,044 compared to $3,334,811 for the nine months ended February 28, 2007, a decrease of $772,767 or 23%. The decrease in professional services was primarily due to a reduction in new customer implementations and upgrades.

Rewards and discount products revenues for the nine months ended February 29, 2008 were $4,283,658 compared to $4,441,049 for the nine months ended February 28, 2007, a decrease of $157,391 or 4%. Rewards and discount products remained relatively flat for the nine month period.

Career Networks revenues for the nine months ended February 29, 2008 were $6,954,646 compared to $6,549,687 for the nine months ended February 28, 2007, an increase of $404,959 or 6%. The increase in revenues was primarily due to the availability of third party financing in, during the first two quarters, for the customers in our outplacement services which contributed to the increased sales. The increase in unemployment has also contributed to an increase in programs sold.

COST OF REVENUES AND GROSS PROFIT

Software cost of revenues for the third quarter 2008 was $668,040 compared to $746,063 for the third quarter 2007 a decrease of $78,023 or 10%. The relationship between costs and revenue remained constant. Gross profit was $4,190,169 or 86% for the third quarter 2008 compared to $4,901,295 or 87% for the third quarter 2007, a decrease of $711,126 or 15%. The change in gross profit was consistent with the change in cost of revenue for the quarter.

Rewards and discount product cost of revenues accounted for $1,012,377 of the total cost of revenues for third quarter 2008 compared to $1,153,208 for third quarter 2007, a decrease of $140,831 or 12%. The decrease was driven by the redemption mix of our products. Rewards and discount products gross profit was $313,940 or 24% for third quarter 2008 compared to $211,857 or 16% for third quarter 2007, an increase of $102,083 or 48%. The increase in gross profit is the result of redemption mix of products as mentioned above.

Software cost of revenues for the nine months ended February 29, 2008 was $2,109,323 compared to $2,111,824 for the nine months ended February 28, 2007, a decrease of $2,501 or 0%. Gross profit was $14,211,900 or 87% for nine months ended February 29, 2008 compared to $15,380,109 or 88% for the nine months ended February 28, 2007, a decrease of $1,168,209 or 8%. The change in gross profit was consistent with the overall reduction in revenue and the % changed from quarter to quarter remained constant.

Rewards and discount product cost of revenues were $3,188,460 for the nine months ended February 29, 2008 compared to $3,578,714 for the nine months ended February 28, 2007, a decrease of $390,254 or 11%. Rewards and discount products gross profit was $1,095,198 or 26% for the nine months ended February 29, 2008 compared to $862,335 or 19% for the nine months ended February 28, 2007, an increase of $232,863 or 27%. The improvement in gross profit is driven by the redemption mix of our products.

SELLING AND MARKETING EXPENSE

Selling and marketing expenses were $2,664,602 for the third quarter 2008 compared to $1,995,558 for third quarter 2007, an increase of $669,044 or 34%. The increase is primarily due to employee costs, including headcount and commissions as there was an increase in commissionable second quarter bookings.

Selling and marketing expenses were $8,302,606 for the nine months ended February 29, 2008 compared to $5,553,445 for the nine months ended February 28, 2007, an increase of $2,749,161 or 50%. The increase was primarily due to the increase in sales hiring and marketing programs in the current period. There was also an increase in trade show activity during the current year related to the release of our latest product as compared to the prior year.

GENERAL AND ADMINISTRATIVE EXPENSE

General and administrative expenses were $5,186,038 for third quarter 2008 compared to $3,876,064 for third quarter 2007, an increase of $1,309,974 or 34%. This increase was a result of higher professional fees in connection with the filing of certain SEC documents that required consents from the two accounting firms representing the Company during the past two fiscal years, professional fees associated with the merger with Empagio and other professional fees due to recruiting costs associated with new hires. In addition, bad debt expense increased as a result of management’s assessment of risk.

General and administrative expenses were $14,590,757 for the nine months ended February 29, 2008 compared to $10,890,740 for the nine months ended February 28, 2007, an increase of $3,700,017 or 34%. This increase was primarily a result of higher professional fees in connection with the filing of certain SEC documents that required consents from the two accounting firms representing the Company during the past two fiscal years, professional fees associated with the merger with Empagio and other professional fees due to recruiting costs associated with new hires.

RESEARCH AND DEVELOPMENT EXPENSE

Research and development expenses were $1,901,563 for third quarter 2008 compared to $896,733 for third quarter 2007, an increase of $1,004,830 or 112%. The Company released a new version of our flagship product in November 2007 and has continued to update acquired technology to standardize and integrate the software applications.

Research and development costs were $4,823,741 for the nine months ended February 29, 2008 compared to $2,794,359 for the nine months ended February 28, 2007, an increase of $2,029,382 or 73%. The primary reason for the increase was due to the upgrade and release of the new version of our product suite in the current year.

AMORTIZATION AND DEPRECIATION EXPENSE

Amortization and depreciation expense was $693,026 for third quarter 2008 compared to $1,677,404 for third quarter 2007, a decrease of $984,378 or 59%. The decrease reflects certain acquired intangible assets becoming fully amortized. Without additional business acquisitions, amortization expense will continue to decrease during fiscal 2008.

Amortization and depreciation expense was $3,101,263 for the nine months ended February 29, 2008 compared to $4,888,531 for the nine months ended February 28, 2007, a decrease of $1,787,268 or 37%. The decrease reflects certain acquired intangible assets becoming fully amortized. Without additional business acquisitions, amortization expense will continue to decrease during fiscal 2008.

INTEREST AND OTHER INCOME

Interest and other income was $88,317 for third quarter 2008 compared to $188,274 for the third quarter 2007, a decrease of $99,957 or 53%. The operating account maintains a minimum of $1,000,000 in cash while the remainder of available cash is swept into a repurchase agreement that has an annual interest rate of approximately 2.4%. Cash has declined this quarter in addition to the interest rate. In 2007, interest was also being earned on the commercial paper associated with the Hilco debt.

Interest and other income was $331,130 for the nine months ended February 29, 2008 compared to $430,830 for the nine months ended February 28, 2007, a decrease of $99,700 or 24%. The operating account maintains a minimum of $1,000,000 in cash while the remainder of available cash is swept into a repurchase agreement that has an annual interest rate of approximately 2.4%. In 2007, interest was also being earned on the commercial paper associated with the Hilco debt.

WARRANT LIABILITY INTEREST EXPENSE

Warrant liability interest expense was $13,051,901 for the third quarter 2008 compared to $0 for the third quarter 2007, an increase of $13,051,901 or 100%. As required by FASB Statement No. 150, pursuant to our August 2007 equity financing, we account for changes in the fair value of the warrant liability as either interest income or expense based on the change in the value of the associated warrants for the related period. Pursuant to section 6.02(i) of the definitive merger agreement with Empagio, Workstream was to substantially amend the special warrant terms. As of April 10, 2008 a term sheet was initiated by the special warrant holders that required Workstream to adjust the fair market value of the special warrants to $19 million. That adjustment is reflected in the $13,051,091 of interest expense recorded.

Warrant liability interest expense was $6,318,102 for the nine months ended February 29, 2008 compared to $0 for the nine months ended February 28,2007, an increase of $6,318,102 or 100%. As required by FASB Statement No. 150, pursuant to our August 2007 equity financing, we account for changes in the fair value of the warrant liability as either interest income or expense based on the change in the value of the associated warrants for the related period. For the nine months ended, February 29, 2008, the fair value of the warrant liability increased, which resulted in interest expense of $6,318,102. Pursuant to section 6.02(i) of the definitive merger agreement with Empagio, Workstream was to substantially amend the special warrant terms. As of April 10, 2008 a term sheet was initiated by the special warrant holders that required Workstream to adjust the fair market value of the special warrants to $19 million. That adjustment is reflected in the $13,051,091 of interest expense recorded in the current quarter against interest income previously recorded of $7,181,892.

INTEREST AND OTHER EXPENSE

Interest and other expense was $16,700 for third quarter 2008 compared to $1,206,883 for third quarter 2007, a decrease of $1,190,183 or 99%. Interest expense for the prior year quarter primarily includes interest on a term loan which was paid off in August 2007 in connection with the recent equity financing, and capital leases.

Interest and other expense was $2,155,371 for the nine months ended February 29, 2008 compared to $2,168,033 for the nine months ended February 28, 2007, a decrease of $12,662 or 1%. Interest expense for the prior year quarter primarily includes interest on a term loan which was paid off in August 2007 in connection with the recent equity financing, and capital leases.

DEFERRED INCOME TAX EXPENSE

Deferred income tax expense was $702,981 for the third quarter 2008 compared to $0 for the third quarter 2007, an increase of $702,981 or 100%. During the three and nine months ended February 29, 2008, we recorded income taxes of $702,981 relating to the amortization of goodwill and state taxes.

Deferred income tax expense was $702,981 for the nine months ended February 29, 2008 compared to $0 for the nine months ended February 28 2007, an increase of $702,981 or 100%. During the three and nine months ended February 29, 2008, we recorded income taxes of $702,981 relating to the amortization of goodwill and state taxes.

LIQUIDITY AND CAPITAL RESOURCES

As of February 29, 2008, we maintained $4,646,154 in cash, cash equivalents and short-term investments. Working capital, which represents current assets less current liabilities, was negative $1,917,472, an increase of $4,597,065 compared to May 31, 2007.

As of February 29, 2008, $461,086 was restricted from use in order to collateralize various lease arrangements. The restricted cash guaranteeing the leases will periodically decrease according to the terms of the lease agreements.

For the nine months ended February 29, 2008, cash used in operations totaled $11,287,750, consisting primarily of the net loss for the period of $24,444,338 and non-cash interest expense of $6,318,102 related to the FAS 150 calculations as a result of the equity financing. In addition, non-cash expenses included amortization and depreciation of $3,101,263.

Net cash used in investing activities during the nine months ended February 29, 2008 was $480,435 primarily attributable to purchases of property and equipment.

Net cash provided by financing activities during the nine months ended February 29, 2008 was $13,150,219. Proceeds from the equity financing were $18,658,172, offset by repayment of $4,498,619 on the line of credit, done in conjunction with the equity financing, and other long term obligations.

We have had operating losses since our inception, and during the nine months ended February 29, 2008, we had an operating loss of $15,511,269.

In order to avoid immediate concerns about cash constraints, the Company is considering various fund-raising alternatives, including both equity and debt options. We believe our existing cash and cash equivalents and cash provided by operating activities and reductions in expenses will be sufficient to meet our working capital and capital expenditure needs for at least the next twelve months. Our future capital requirements will depend on many factors, including meeting our budget as outlined below, the timing and extent of spending to support product development efforts, the timing of introductions of new applications and enhancements to existing applications, and the continuing market acceptance of our applications. To the extent that existing cash and cash equivalents, and cash from operations, are insufficient to fund our future activities, we may need to raise additional funds through public or private equity or debt financing. We may enter into agreements or letters of intent with respect to potential investments in, or acquisitions of, complementary businesses, applications or technologies in the future, which could also require us to seek additional equity or debt financing. Additional funds may not be available on terms favorable to us or at all.

The Company’s original 2008 budget assumed, among other things, a reduced level of investment in product and research and development spending, increased spending in sales and marketing and increased revenue from both operating segments in the third quarter of 2008. Management believes, after not achieving the 2008 budget, that a new course of action was required to generate cash flows from operations. The Company is off-shoring various operations including certain research and development, customer support, quality assurance and professional services functions. In the third quarter 2008, the Company began scaling back new product development investments, reducing general and administrative expenses and reducing sales and marketing expenditures.

PROPOSED MERGER WITH EMPAGIO

On February 12, 2008, Workstream Inc. and Empagio entered into an Agreement and Plan of Merger pursuant to which Empagio will merge with and into Workstream Inc., subject to the terms and conditions of the Merger Agreement, which has been approved by the Boards of Directors of both the Companies. Upon the completion of the Merger, the equity interests in Empagio will be converted into up to 177,397,332 shares of Workstream Inc. common stock, representing approximately 75% of the Company’s outstanding common stock on a diluted basis following the Merger. This would result in a change of control of the Company.

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

For career transition services, the client typically pays in full prior to the career transition services being offered. The Company recognizes revenue when all of the revenue recognition criteria are met, which is typically when services have been completed.

For applicant sourcing services, the Company bills its clients in advance on a monthly, quarterly and annual basis for job postings and matching of resumes per descriptions that the client provides and for quantity-based job posting packages. The Company recognizes revenue when all of the revenue recognition criteria are met, which is typically on a straight-line basis as services have been completed. Unrecognized revenue is included in deferred revenue.

For recruitment services, the Company performs recruiting on an hourly or contigent basis. The Company recognizes revenue when all of the revenue recognition criteria are met, which is typically on a straight-line basis as services have been completed. Unrecognized revenue is included in deferred revenue

Goodwill and Other Identified Intangible Asset Impairment

Goodwill is assessed for impairment on an annual basis or more frequently if circumstances warrant. An assessment was done for the quarter ended February 29, 2008. We assess goodwill related to reporting units for impairment and write down the carrying amount of goodwill as required. We have two distinct reporting units: Enterprise Workforce Services and Career Networks. Each reporting unit represents a distinct business unit that offers different products and services. Management monitors each business unit separately. Enterprise Workforce Services, which includes revenue from software and related services, is still considered a developing business unit, whereas Career Networks is a more established business unit. We estimate the fair value of each business unit by preparing a discounted cash flow model, using a 15% to 16.5% discount rate. The model was prepared by projecting results for five years making different assumptions for each reporting unit. We estimated that individual reporting unit annual revenue growth rates would range from 4% to 20%, gross profit would increase slightly, and operating expenses would increase overall, but would decrease as a percentage of revenues. We estimated the terminal rate as a multiple of revenue after the fifth year to 1.75. An impairment charge is recorded if the implied fair value of goodwill of a reporting unit is less than the book value of goodwill for that unit. For this period, management does not believe impairment of goodwill exists. Changes in the discount rate used, or in other assumptions in the model, would result in wide fluctuations in the value of goodwill that is supported. Any such changes may result in additional impairment write-downs.

The Company evaluated goodwill as of February 29, 2008 and management projections do not indicate an impairment of goodwill exists; however, the finalization of the company’s annual impairment assessment by an independent valuation specialist will occur in the fourth quarter and it is possible that this will result in an impairment charge.

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

ITEM 4T. CONTROLS AND PROCEDURES

As of February 29, 2008 under the supervision of and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 as of the end of the period covered by this report, or the evaluation date. Based upon the evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of the evaluation date. Disclosure controls are controls and procedures designed to reasonably ensure that information required to be disclosed in our reports filed under the Exchange Act, such as this report, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls include controls and procedures designed to reasonably ensure that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

ITEM 1A. RISK FACTORS

In addition to the information set forth under Item 1A of Part I to our Annual Report on Form 10-K/A for the year ended May 31, 2007 , you should carefully consider the following factors, which could have a material adverse effect on our results of operations, financial condition, cash flows, business or the market for our common shares. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may also materially adversely affect our business, financial condition and future results of operations.

We have received a deficiency notice from NASDAQ related to the minimum bid price requirement as our common shares are currently trading at prices below $1.00 and could be subject to delisting by NASDAQ.

Our common stock currently trades on the NASDAQ Capital Market and the Boston Stock Exchange. On November 20, 2007, the Company received a letter from The NASDAQ Stock Market (“NASDAQ”) notifying the Company that for 30 consecutive trading days prior to the date of the letter, the minimum bid price per share of the Company's listed securities had been below the minimum bid price per share of $1.00 as required for continued inclusion on the NASDAQ Capital Market. Under the NASDAQ’s requirements, a stock can be delisted and not allowed to trade on the NASDAQ Capital Market if the closing bid price of the stock over a 30 consecutive trading-day period is less than $1.00. The Boston Stock Exchange does not maintain a similar minimum price requirement. No assurance can be given that the closing bid price of our common shares will satisfy the NASDAQ minimum bid price requirements and thus continue to trade on the NASDAQ Capital Market. Although our common shares may remain listed on the Boston Stock Exchange, if our common shares are delisted from the NASDAQ Capital Market, there may be a limited market for our shares, trading our stock may become more difficult and our share price could decrease even further. If our common shares are not listed on a national securities exchange or the NASDAQ Capital Market, potential investors may be prohibited from or be less likely to purchase our common shares, limiting the trading market for our stock even further

The exercise of warrants issued in connection with the October 2006 Hilco loan agreement could cause the market price of our common shares to decline and result in dilution.

Risks Related to the Proposed Merger with Empagio

On February 12, 2008, we entered into an Agreement and Plan of Merger with Empagio. The following items have been identified as risks related to the potential merger with Empagio:

•	After the merger, the stockholders of Empagio will control the Company.
•	Our stock price and future business and operations will be substantially dependent on the operating results of Empagio.
•	The costs of the merger could adversely affect our operating results.
•	Failure to complete the merger or delays in completing the merger could negatively impact our stock price and future business and operations.
•	We may experience problems in integrating the operations and systems of Empagio following the merger.
•	The Company’s special warrant holders may not waive certain rights under the special warrants.
•	Requisite approval by the Company’s stockholders may not be achieved.
•	The shareholders may not vote in favor of a reverse stock split.
•	Our shareholders will incur immediate and substantial ownership dilution.
•	Completion of the merger may substantially limit our ability to use our current net operating loss carry-forward to offset future income for Federal income tax purposes.
•	The combined company may not realize the anticipated benefits of the merger due to challenges associated with integrating the companies or other factors.
•	The merger agreement provides that Company’s existing Board of Directors will continue until such time as appointment or election dictates otherwise.
•	There could be an impairment to goodwill if the merger is completed.
•	As of the date of the merger, all employee stock options will be fully vested, due to the change in beneficial ownership, resulting in an expense of $696,493.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not applicable.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

On December 31, 2007, the Company received an unsolicited offer from a U.S.-based payroll business to determine the viability of a merger between the two entities. On January 8, 2008, the Company received and signed a non-binding Letter of Intent and due diligence procedures were performed.

On February 12, 2008, Workstream Inc and Empagio entered into an Agreement and Plan of Merger pursuant to which Empagio will merge with and into Workstream Inc., whereupon the separate corporate existence of Empagio will cease and Workstream Inc. will continue as the surviving corporation .

Subject to the terms and conditions of the Merger Agreement, which has been approved by the boards of directors of both the Company and Empagio as well as the members of Empagio, upon the completion of the Merger the equity interests in Empagio will be converted into up to 177,397,332 shares of Company common stock, representing approximately 75% of the Company’s outstanding common stock on a diluted basis following the Merger. It is expected that all stock options, warrants, convertible notes and other convertible securities in Empagio will be cancelled or converted into Empagio common stock prior to the closing of the Merger. The Merger Agreement contains a provision that would result in a return by Empagio’s equity holders of as many as 105,124,345 shares of Company common stock issued at closing if the Empagio entities being acquired fail to achieve certain cash flow targets for the one-year period following closing. Under the terms of the Merger Agreement, 67,410,986 shares of Company common stock being issued at closing will be held in escrow to satisfy such obligation, if necessary.

The Merger Agreement also provides that the two largest equity holders of Empagio will enter into lock-up agreements pursuant to which they will not be permitted to transfer or otherwise dispose of their shares of Company common stock for 18 months following the closing of the Merger. Such holders will, however, receive certain registration rights pursuant to a registration rights agreement to be entered into at closing.

The Merger Agreement contains representations, warranties, and covenants of Workstream Inc. and Empagio, including, among others, a covenant that requires the parties (i) to conduct their respective businesses in the ordinary course during the period between the execution of the Merger Agreement and consummation of the Merger and (ii) not to engage in certain kinds of transactions during such period without the other party’s written consent. The Company and Empagio have also agreed not to (i) solicit proposals relating to alternative business combination transactions or (ii) subject to certain exceptions, enter into discussions or negotiations or provide confidential information in connection with any proposals for alternative business combination transactions. The Merger Agreement provides that, in connection with the termination of the Merger Agreement under specified circumstances, the Company will be required to pay Empagio a termination fee of $3,000,000 or Empagio will be required to pay the Company a termination fee of $5,000,000.

The Company has agreed to hold a special stockholders’ meeting as soon as reasonably practicable for the purpose, among others, of adopting the Merger Agreement and approving the Merger. Subject to the occurrence of certain events, the board of directors of the Company will recommend the adoption of the Merger Agreement and approval of the Merger.

In connection with the Merger, the Company also intends to seek stockholder approval in connection with its conversion from a Canadian corporation into a Delaware corporation (the “Redomestication”) and proposed reverse split of its common stock.

Consummation of the Merger is subject to various conditions, including (i) receipt of the requisite approval of the holders of Company’s common stock, (ii) receipt of regulatory approvals, (iii) the absence of any law or order prohibiting the closing, and (iv) the listing of the Company’s common stock to be issued at closing with NASDAQ. In addition, each party’s obligation to consummate the Merger is subject to certain other conditions, including (i) the accuracy of the representations and warranties of the other party to the extent there is no material adverse effect, (ii) compliance of the other party with its covenants in all material respects, (iii) effectiveness of the Redomestication, (iv) the Company’s entering into agreements with the holders of its Special Warrants, including with respect to waiving certain rights of such holders under the Special Warrants, and (v) the Company’s maintenance of positive working capital. The foregoing description of the Merger Agreement is not complete and is qualified in its entirety by reference to the Merger Agreement as filed in an 8K on February 12, 2008 and is hereby incorporated into this report by reference. The Merger Agreement has been included to provide investors and security holders with information regarding its terms. It is not intended to provide any other factual information about the Company, Empagio or any of their respective subsidiaries and affiliates. The Merger Agreement contains representations and warranties by the Company and Merger Sub, on the one hand, and by Empagio and SMB, on the other hand, made solely for the benefit of the other. The assertions embodied in those representations and warranties are qualified by information in confidential disclosure schedules that the parties have exchanged in connection with signing the Merger Agreement. The disclosure schedules contain information that modifies, qualifies and creates exceptions to the representations and warranties set forth in the Merger Agreement. Moreover, certain representations and warranties in the Merger Agreement were made as of a specified date, may be subject to a contractual standard of materiality different from what might be viewed as material to stockholders, or may have been used for the purpose of allocating risk between the Company and Merger Sub, on the one hand, and Empagio and SMB, on the other hand. Accordingly, the representations and warranties in the Merger Agreement are not necessarily characterizations of the actual state of facts about the Company, Merger Sub, Empagio or SMB at the time they were made or otherwise and should only be read in conjunction with the other information that the Company makes publicly available in reports, statements and other documents filed with the Securities and Exchange Commission.

In connection with the proposed Merger, the Company intends to file a proxy statement and other relevant materials with the SEC. Before making any voting decision with respect to the proposed merger, stockholders of the Company are urged to read all relevant documents filed with the SEC when they become available, including the proxy statement, because they will contain important information about the proposed transaction, the Company and Empagio. A definitive proxy statement will be sent to holders of Company common stock seeking their approval of the proposed transaction.

Investors and security holders will be able to obtain the documents (when available) free of charge at the SEC’s web site, http://www.sec.gov. In addition, the Company’s stockholders may obtain free copies of the documents filed with the SEC when available by contacting Tammie Brown at tammie.brown@workstreaminc.com or at (407) 475-5500. You may also read and copy any reports, statements and other information filed by the Company with the SEC at the SEC’s public reference room at 100 F Street, N.E., Room 1580, Washington, D.C. 20549. Please call the SEC at 1-800-SEC-0330 or visit the SEC’s website for further information on its public reference room.

The Company and its directors, executive officers and other members of management and employees may be deemed to be participants in the solicitation of proxies from stockholders in respect of the proposed transaction. Information regarding the directors and executive officers of the Company is available in the 2007 Annual Report on Form 10-K, filed with the SEC on August 24, 2007, and the proxy statement for the Company’s 2007 annual and special meeting of shareholders, filed with the SEC on October 19, 2007. Additional information regarding the interests of such potential participants will be included in the proxy statement and the other relevant documents filed with the SEC when they become available.

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

Workstream Inc. (Registrant)

DATE: April 14, 2008	By:	/s/ Steve Purello
Steve Purello, President and Chief Executive Officer (Principal Executive Officer)

DATE: April 14, 2008	By:	/s/ Jay Markell
Jay Markell, Chief Financial Officer (Principal Financial Officer)