Form 10-K
period 2008-05-31
WORKSTREAM INC
filed 2008-11-14
CIK 1095266

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT
PURSUANT TO SECTIONS 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

(MARK ONE)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED: MAY 31, 2008
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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “accelerated filer,” “large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (check one):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the outstanding voting and non-voting common equity held by non-affiliates of the registrant was $20,663,106 as of May 31, 2008, and based on the closing sales price of common stock as reported by the NASDAQ Capital Market on May 31, 2008, which is the last business day of the registrant’s most recently completed 4th fiscal quarter. This calculation does not reflect a determination that persons are affiliates for any other purposes.

The total number of common shares, no par value, outstanding on May 31, 2008 was 52,442,818, excluding 108,304 escrow shares.

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

COMPANY SEGMENTS

 Workstream is a provider of software and services for HCM. Workstream has two distinct reporting units: Enterprise Workforce Services and Career Networks. The Enterprise Workforce Services segment offers a suite of HCM software solutions, which includes performance management, compensation management, development, recruitment, benefits administration and enrollment, succession planning, and employee awards and discounts programs. The Career Networks segment offers recruitment research, resume management and career transition services. In addition, Career Networks provides services through a web-site where job-seeking senior executives can search job databases and post their resumes, and companies and recruiters can post position openings and search for qualified senior executive candidates. Workstream conducts its business primarily in the United States of America and Canada.

Workstream has reduced expenses in an effort to align revenues with expenses. Workstream has actively engaged an investment bank to value and divest 6Figuresjobs.com. The move is designed to infuse the Company with cash as well as to reduce the warrant liability. Per the note agreement made with the Special Warrant Holders (SWH) (See Note 6 to the financial statements) Workstream is to receive 25% of any proceeds from the sale of any assets and the SWH are to receive 75% of any proceeds. 6Figuresjobs.com is considered an industry leader in the job board market and is a part of the Career Networks division. Workstream is continuing to consider other opportunities to raise capital and align the Company’s business operations with its strategic focus.

INDUSTRY BACKGROUND

Our target market includes any organization that needs to manage their human capital function in a more effective and cost efficient manner. This includes providing solutions for recruitment needs, evaluating performance, compensation planning, development, incenting and retaining employees and benefits administration. Our target market includes companies seeking to fulfill those functions through information technology skills and expertise. We believe that there are several factors that have contributed to companies now placing a higher premium on hiring the right personnel, appropriately compensating and rewarding performance, and making substantial investments in areas such as training and development, incentives and rewards and overall employee satisfaction. These factors include increased employee turnover, the shortage of knowledgeable workers, and compliance pressures on compensation practices, particularly in North America, all of which increase the demand for our services.

We believe that many organizations are seeking to overhaul their human resources information systems to take advantage of both new technologies and new human capital management concepts, and we anticipate that spending in human capital management will continue to shift away from the client-server human resources services to web-based and hosted services because of their lower recurring cost and lower cost of implementation.

The Value of Human Capital

Over the past two decades, many organizations have implemented software systems that automate best practices and drive efficiency in most departments, including enterprise resource planning systems, and customer relationship management systems. These software applications provide a wide array of benefits that both increase revenue growth and eliminate expenses. Based on our experience, however, we believe that the human resource (HR) departments of many of these organizations have only implemented HR information systems which track basic employee information for payroll and benefits purposes, or the organizations are increasingly dependent on inefficient use of spreadsheets and other manual paper-based processes for management of critical areas such as compensation and performance management. Although these methods provide some level of automation, they often do little to increase the effectiveness of managing the human capital function because, in spite of the volumes of data and business information that are generated, the critical knowledge within an organization and therefore much of its value, resides with employees. As a result, many companies have begun to change their view of human capital, not as an expense to be minimized but as an asset whose value should be optimized. Unfortunately, many organizations have neither systematized best practices for talent management nor have they implemented software applications to support these processes and provide HR professionals with critical analytics and metrics.

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

STRATEGY

Our objective is to become a leading supplier of comprehensive, adaptive workforce solutions in North America. While our Career Network services can be used by any size organization, our Enterprise Workforce talent management solutions were primarily configured for larger organizations. We believe that our products can address the needs of most of the human capital market and manage the entire employee lifecycle and we are able to provide enterprise workforce management solutions and services to companies of 2,500 employees or more.

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

management of talent compensation;

evaluation of talent performance and competencies;

talent development and training need identification;

talent succession planning;

talent reward, non-cash incentives and retention services;

talent separation services that encompass pre-termination planning, individual coaching, opportunity research and job marketing campaign development;

benefits enrollment and administration and tools for employee communications;

automating and monitoring the recruitment process and the provision of links to external service providers, such as companies that specialize in skill testing or personality profiling;

talent acquisition services ranging from job posting outreach to job boards;

hosting a corporate career site; and

talent utilization services with job posting to internal company intranets.

We believe we have developed a strategy that will achieve revenue growth in most economic conditions, and we are focused on achieving profitability through a combination of organic revenue growth, cost management and strategic acquisitions. Key elements of our strategy for business development are as follows:

Expanding direct sales with vertical focus. We will continue to emphasize our direct sales efforts into targeted vertical industries, especially those with good current economic outlooks including healthcare, financial services, retail, education and government, pharmaceuticals and biotech, food services and some manufacturing sectors;

Building a wider indirect sales channel for distribution of our products and services. We will continue to pursue reseller agreements for all of our services with human capital solution providers such as Human Resource Outsourcing companies, Business Processing Outsourcing companies, and Systems Integrators; In addition, we will continue to pursue OEM channels for our products and services;

Expand market opportunities for our products and services. We will continue to identify and leverage additional growth engines for our products and services as well as Education and Government markets. These markets provide new revenue opportunities for our products and services;

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

We believe that our services allow organizations to significantly improve their recruiting, hiring, evaluation, compensation, performance management, retention and outplacement cycles. Our systems automate those human capital management functions and most are accessible with any standard web browser and require no additional software or hardware deployment by clients.

PRINCIPAL SERVICES AND OPERATIONS

ENTERPRISE WORKFORCE SERVICES

Our Enterprise Workforce Services segment offers a complete suite of HCM software solutions and related professional services. Our products address recruitment, benefits, performance, compensation, development and rewards. During fiscal 2005, we introduced TalentCenter, which is an integrated, open portal solution that aggregates applications, content and services that companies use to manage all phases of the employee lifecycle - from recruitment to retirement. In fiscal 2008, Enterprise Workforce Services generated approximately 67% of our revenue.

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

•
Benefits Communicator helps organizations personalize and communicate benefit information as well as human resources policies and procedures via the web to their employees, in turn reducing the amount of inquiries into customers’ human resources staff supporting this process and

•
Health Pages is a one-stop source for the information employees need to make educated health care choices during benefits enrollment and year-round. Health Pages gives employees 24/7 access to personalized information on providers and plans specific to customers’ benefits programs and the tools they need to make well-informed decisions. All information comes from our continuously maintained database of more than 500,000 physicians, 6,000 hospitals and 400 health plans.

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

CAREER NETWORKS

Our Career Networks segment consists of career transition services, recruitment research and applicant sourcing. Career Networks accounted for approximately 33% of total revenue for fiscal 2008.

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

We market our career transition services to individuals seeking employment or other career opportunities in the marketplace. Career transition services are marketed to individuals predominantly by advertising on the internet as well as in local newspapers throughout North America. Individuals are charged on average between $795 and $3,000 for our resume development, career consulting and market research services.

Applicant Sourcing

6FigureJobs.com, Inc., which we acquired in October 2001, is an online applicant-sourcing portal where job seeking candidates and companies that are actively hiring and filling positions can interact. We believe that 6FigureJobs customizes this experience to satisfy the needs of the upper-echelon management candidate and the companies looking to hire them. The site provides content appropriate for senior executives, directors and other managers, as well as containing job postings that meet their qualifications. The 6FigureJobs job board has evolved into one of the premier executive job boards. We employ screening to create this exclusive community of job seekers. On the candidate side, each job seeker is hand reviewed, to ensure they have recent total compensation of $100,000 per annum, before his or her resume is allowed to reside in the site’s candidate database. On the recruiting side, all job openings must have a minimum aggregate compensation of $100,000. We generate revenue through 6FigureJobs on a subscription basis from employers and recruiters that access our database of job seekers and use our tools to post, track and manage job openings. We also generate revenue by charging companies that advertise on our 6FigureJobs website, which includes charging certain advertisers a fee based on the number of leads delivered or on a cost per lead basis.

Workstream has reduced expenses in an effort to align revenues with expenses. Workstream has actively engaged an investment bank to value and divest 6Figuresjobs.com. The move is designed to infuse the Company with cash as well as to reduce the warrant liability. Per the agreement made with the Special Warrant Holders (SWH) Workstream is to receive 25% of any proceeds from the sale of any assets and the SWH are to receive 75% of any proceeds. 6Figuresjobs.com is considered an industry leader in the job board market and is a part of the Career Networks division. Workstream is continuing to consider other opportunities to raise capital and align the Company’s business operations with its strategic focus.

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

Our operations group is located in Ottawa, Canada. The Fusepoint datacenter in Toronto, Canada is where we maintain our servers that support all of our locations and the software that is accessed by our clients in an Application Service Provider (“ASP”) environment. We also have certain product development resources in Victoria, British Columbia.

Financial information about geographic areas and segments can be found in Note 13 to our consolidated financial statements.

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

The Career Networks and contingent permanent placement segment derives revenue from career transition, applicant sourcing and recruitment research services. For career transition services, clients are billed 50% when the assignment starts and the remaining 50% when the assignment is completed, which is generally in approximately ten days. For recruitment research services and applicant sourcing and exchange, customers are billed and revenue is recognized as services are provided. Revenue is recognized when the services have been completed.

RESEARCH AND DEVELOPMENT

From fiscal 2002 through fiscal 2005, the Company embarked on a research and development strategy whereby, rather than relying solely on developing software internally, the Company began to obtain new technology applications and intellectual property through the acquisition of companies that had already developed the technology and proven its success in the marketplace. During late fiscal 2005 through 2008, the Company incurred significant research and development costs subsequent to the various acquisitions in order to further enhance the technologies developed by the individual entities prior to the acquisitions. This included a more common look and feel to the various applications user interfaces and reporting, integration between modules. The increase in costs was primarily due to the addition of internal resources as well as the use of offshore contractors. In 2008, much of the effort was focused on specific integration of Workstream TalentCenterV7.0, with particular emphasis on the compensation, performance management and development solutions. Research and development expense was approximately $5,725,000 and $4,013,000 in fiscal 2008 and fiscal 2007, respectively. All research and development expense was incurred in the Enterprise Workforce Services segment. As of April 2008, the research and development expenses have been reduced.

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

The following registered trademarks, are registered and will expire as follows: E-Cruiter - December 2013, E-Cruiter Enterprise – December 2013, E-Cruiting – January 2014. These trademarks are renewable for fifteen years at a time. Our 6FigureJobs.com and RezLogic trademark registrations expired and renewals have been applied for and are renewable for ten years at a time.

Our Kadiri trademarks are registered and expire as follows: United States: Kadiri, Decisis, and Kadiri TotalComp - January 2011. These trademarks are renewable for ten years at a time. Canada: Kadiri – September 2018, and Kadiri TotalComp – June 2019. These trademarks are renewable for fifteen years at a time. European Kadiri – December 2010, and Kadiri TotalComp – June 2011. These trademarks are renewable for ten years at a time. Mexico: Kadiri and Kadiri TotalComp - July 2011. These trademarks are renewable for ten years at a time.

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

SALES AND MARKETING

We market our services in both the United States and Canada. Target clients for our on-demand software applications range from large global 2000 companies to medium size organizations. We sell these solutions to both new and existing clients primarily through our direct sales force, which is comprised of mainly field sales personnel. Target clients for Career Networks range from headhunters and recruitment firms seeking applicant sourcing from the internet job board, advertisers for our job board website, 6FigureJobs.com, outplacement candidates looking to either change positions or find a job and companies that wish to avail themselves of our recruitment research capabilities.

Our marketing strategy focuses on generating qualified sales leads. The Enterprise Workforce Services segment’s sales cycle for global 2000 companies is approximately six to nine months depending on the size of the potential client and the number of solutions the prospective customer is evaluating. Career Networks sales cycle is relatively short and of a higher volume nature. The Enterprise Workforce Services segment has a sales team of approximately 7 (internal and external) located throughout the United States. The Career Networks segment has a sales team of approximately 40 located in five locations throughout the United States. In addition, we have approximately three marketing personnel located throughout the United States and Canada. Both Career Networks and Enterprise Workforce Services sales teams sell typically within their segment.

Our marketing initiatives are generally targeted toward specific vertical industries or specific solutions. Our marketing programs primarily consist of:

•        participation in conferences, trade shows and industry events;

•        direct mail and email campaigns;

•        use of webinars;

•        distribution of white papers, case studies and thought leadership documents; and

•        using our website to provide product and company information.

COMPETITION

The market for HCM services is highly fragmented and competitive with hundreds of companies offering products or services that compete with one or more of the services that we offer. Our Career Networks segment competes within the United States and Canada with internet recruitment services companies, outplacement services companies and human resource service providers. We compete for a portion of employer’s recruiting budgets with many types of competitors such as offline recruiting firms, offline advertising, resume processing companies and web-based recruitment companies. While we do not believe that any of our competitors offer the full suite of services that we provide, there are a number of companies that have products or services that compete with one or more of the services we provide. For instance, companies that compete with our recruiting systems services include Taleo Corporation, BrassRing, Webhire and Kenexa. Companies such as Monster Worldwide, Execunet and Netshare have products or services that compete with our applicant sourcing and exchange services. We also compete with vendors of enterprise resource planning software, such as Peoplesoft, Oracle and SAP. In the area of outplacement services, we compete with companies such as ITS Personal Marketing and WSA Corp. Companies such as LifeCare, Next Jump and SparkFly compete with our employee portal. Oracle, SAP, Workscape and Authoria are our main competitors for our benefit products and Siebel, Kronos, Callidus, Softscape, Success Factors and Authoria compete with our compensation and performance product lines.

We believe that the primary competitive factors affecting our market include:

•	product functionality and performance;

•	solution breadth and functionality;

•	ease of deployment, integration and configuration;

•	cost of delivery;

•	integration between applications;

•	domain expertise;

•	industry-specific expertise;

•	service support, including consulting services;

•	solution price;

•	scalability and reliability;

•	security and data privacy; and

•	breadth of customer support.

We believe that our principal competitive advantages include:

•	our complete and integrated suite of HCM applications;

•	our richness and completeness of product functionality to meet the demanding requirements of global customers;

•	our career transition service products;

•	our unique combination of services;

•	our technology;

•	our competitive and innovative packet and delivery model;

•	our performance and reliability as an application service provider;

•	our applicant sourcing job board website;

•	our customer service; and

•	our experienced staff.

Although we believe we compete favorably with respect to such factors, there can be no assurance that we can maintain our position against current and potential competitors. A number of our competitors have longer operating histories and greater financial, technology and marketing resources, as well as better name recognition than we do.

EMPLOYEES

As of May 31, 2008, we had 144 full-time employees. Our employees are not represented by a collective bargaining organization, and we have never experienced any work stoppage. We consider our relations with our employees to be good.

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

We have limited operating funds, and our ability to continue as a going concern is dependent upon our ability to obtain additional capital to operate the business.

We have experienced net losses which have caused an accumulated deficit of approximately $132,000,000 as of May 31, 2008. In addition, we have consumed net cash used in operating activities of approximately $12,500,000 for the year ended May 31, 2008. We will require additional funds to sustain and expand our current business, and to continue implementing our business plan. These factors raise substantial doubt about our ability to continue as a going concern.

Our independent auditors have expressed substantial doubt about our ability to continue as a going concern, which may hinder our ability to obtain future financing.

Our independent registered public accounting firm has issued its report, which includes an explanatory paragraph for a going concern uncertainty on our financial statements as of May 31, 2008. Our ability to continue as a going concern is heavily dependent upon our ability to obtain additional capital to sustain operations. Currently, we have no commitments to obtain additional capital, and there can be no assurance that financing will be available in amounts or on terms acceptable to us, if at all.

The Company has a material weakness in its internal accounting controls.

In the 2008 Annual Report on Form 10-K, the Company noted that it had identified a material weakness in its internal accounting controls because of insufficient staffing in its accounting department. The Company took remedial action to correct this weakness, but, as of the date of the 2008 audit, the Company’s Chief Executive Officer and Chief Financial Officer determined that the material weakness had not been remediated and therefore has continued. The reason for this decision is that during the Company’s annual audit, a material weakness arose due to numerous adjustments to the Company’s financial statements that were not detected by the Company’s accounting staff. See Item 9A. By definition, a material weakness means that there is a significant deficiency that, by itself, or in combination with other significant deficiencies, results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. Additionally, the existence of a material weakness precludes management from concluding that internal control over financial reporting is effective.

We may not become profitable.

Since our inception, we have incurred losses which have been substantial in relation to our operations. As of May 31, 2008, we had an accumulated deficit of approximately $132,000,000. We reported net losses of approximately $52,600,000 and $13,800,000 for the years ended May 31, 2008 and 2007, respectively. Revenues for fiscal 2008 and 2007 were approximately $27,600,000 and $29,300,000, respectively. Our ability to reduce our losses will be adversely affected if we continue to acquire companies reporting losses, if revenue grows slower than we anticipate or if operating expenses exceed our expectations. Even if we do achieve profitability, we may not sustain or increase profitability on a quarterly or annual basis. Failure to achieve or maintain profitability would materially adversely affect the market price of our common shares. We expect our operating expenses to moderate due to the scalability of our business model.

Our business could suffer if financing is not available when required or is not available on acceptable terms.

Our future capital requirements depend on a number of factors, including our ability to generate positive cash flow, cash required for future anticipated capital expenditures, the development of new services or technologies and our projected operational needs. We recentlyundertook cost reductions in an effort to meet our working capital requirements and capital expenditure requirements through at least May 31, 2009. We are not sure whether these cost reductions, together with our anticipated generation of cash flow will be sufficient to meet these requirements.I It is possible that we may need to raise additional funds sooner than expected in order to fund working capital expansion, develop new, and enhance existing services, or acquire complementary businesses or technologies or if our revenues are less or our expenses are greater than we expect. Our ability to obtain financing depends on a number of factors, including our ability to generate positive cash flow from operations, the amount of our cash reserves, the amount and terms of our existing debt arrangements, the availability of sufficient collateral and the prospects of our business. If financing is not available when required or is not available on acceptable terms, it may impair our ability to:

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

Current economic downturns may adversely affect the demand for our services.

The general level of current economic activity has significantly affected the demand for employment and recruitment services in our Career Networks segment, as well as, sales of Enterprise software. If the general level of economic activity continues to be slow, our clients may not require additional personnel and may delay or cancel plans that involve recruiting new personnel using our services and technology. Consequently, the time from initial contact with a potential client to the time of sale could increase and the demand for our services could decline, resulting in a loss of revenue harming our business, operating results and financial condition. In addition, it is expected that in times of economic growth, demand for our career transition services may decline.

Future economic downturns may adversely affect the demand for our services.

Historically, the general level of economic activity has significantly affected the demand for employment and recruitment services in our Career Networks segment, as well as, sales of Enterprise software. If the general level of economic activity slows, our clients may not require additional personnel and may delay or cancel plans that involve recruiting new personnel using our services and technology. Consequently, the time from initial contact with a potential client to the time of sale could increase and the demand for our services could decline, resulting in a loss of revenue harming our business, operating results and financial condition. In addition, it is expected that in times of economic growth, demand for our career transition services may decline.

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

client-server-based software services;

web-based and hosted service providers with a variety of human capital solutions;

traditional offline recruiting firms;

traditional offline advertising, such as print media;

resume processing companies;

web-based recruitment companies; and

Internet job posting companies.

In addition, many employers are developing or may develop their own software to satisfy their recruitment needs. We also compete with traditional offline and web-based outplacement service companies and human resource, or HR, service providers. While we do not believe that any of our competitors offer the full suite of services that we provide, there are a number of companies that have products or services that compete with one or more of the services we provide. For instance, companies that compete with our recruiting systems services include Taleo Corporation, BrassRing, Webhire and Kenexa. Companies such as Monster Worldwide, Execunet and Netshare have products or services that compete with our applicant sourcing and exchange services. We also compete with vendors of enterprise resource planning software, such as Peoplesoft, Oracle and SAP. In the area of outplacement services, we compete with companies such as ITS Personal Marketing and WSA Corp. Companies such as LifeCare, Next Jump and SparkFly compete with our employee portal. Oracle, SAP, Workscape and Authoria are our main competitors for our benefit products and Siebel, Kronos, Callidus, Softscape, Success Factors and Authoria compete with our compensation and performance product lines.

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

From fiscal 2003 through fiscal 2006, we made several acquisitions of other companies and businesses as part of our efforts to expand our operations, and we may continue to make acquisitions of complementary companies, products and businesses. While we have no current intention of making acquisitions, the risks we may encounter in completing any such acquisitions include:

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

As of May 31, 2008, Michael Mullarkey, our Executive Chairman, beneficially owned approximately 8.52% of our outstanding common shares. As on November 1, 2008, Mr. Mullarkey beneficially owned approximately 19.91% of our outstanding common shares. Mr. Mullarkey’s interests as a major shareholder may conflict with his fiduciary duties as a director. Mr. Mullarkey’s interests may influence how he votes on certain matters that require shareholder approval. Mr. Mullarkey may influence the outcome of various actions that require shareholder approval including the election of our directors, delaying or preventing a transaction in which shareholders might receive a premium over the prevailing market price for their shares and preventing changes in control or management.

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

Currently our common shares trade at prices below $1.00. If this continues in the future, our common shares could be subject to delisting by NASDAQ.

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

On May 20, 2008, we received a notice from the Nasdaq Stock Market informing the Company that pursuant to NASDAQ’s previous communication of November 20, 2007, the Company had not regained compliance with Marketplace Rule 4310(c)(4) related to the minimum closing bid price of the Company’s common shares by May 19, 2008.

The notice stated that because the Company met all initial inclusion criteria for the Capital Market set forth in Marketplace Rule 4310(c) (except for the bid price) on May 19, 2008, in accordance with Marketplace Rule 4310(c)(8)(D), the Company will now be provided an additional 180 calendar day compliance period, or until November 17, 2008, to regain compliance. To regain compliance anytime before November 17, 2008, the bid price of the Company’s common shares must close at $1.00 per share or more for a minimum of ten consecutive business days. However, on October 16, 2008, the NASDAQ announced that, effective immediately, it was suspending the enforcement of the rules requiring a minimum $1.00 closing bid price. The suspension will remain in effect through January 16, 2009 and, as a result, we will now have until February 18, 2009 to regain compliance with the $1.00 minimum bud price requirements.

Under the NASDAQ’s requirements, a stock can be delisted and not allowed to trade on the NASDAQ Capital Market if the closing bid price of the stock over a 30 consecutive trading-day period is less than $1.00. The Boston Stock Exchange does not maintain a similar minimum price requirement. We intend to seek shareholder approval to authorize a reverse split of our common shares in order to raise our stock price and gain compliance with the minimum bid price requirement, However, there is no assurance that our shareholders will approve the reverse stock split or that such split, if approved, will be sufficient to allow us to maintain a bid price of at least $1.00. No assurance can be given that the closing bid price of our common shares will satisfy the NASDAQ minimum bid price requirements and thus continue to trade on the NASDAQ Capital Market. Although our common shares may remain listed on the Boston Stock Exchange, if our common shares are delisted from the NASDAQ Capital Market, there may be a limited market for our shares, trading our stock may become more difficult and our share price could decrease even further. If our common shares are not listed on a national securities exchange or the NASDAQ Capital Market, potential investors may be prohibited from or be less likely to purchase our common shares, limiting the trading market for our stock even further.

We are currently not in compliance with the NASDAQ’s reporting requirements and may face delisting if it does not regain compliance.

Currently, we are not in compliance with the requirements for continued listing set forth in NASDAQ Marketplace Rule 4310(c)(14) because of our failure to file our annual report on Form 10-K for the fiscal year ended May 31, 2008 and our quarterly report on Form 10-Q for the fiscal quarter ended August 31, 2008. We filed an appeal of a delisting notice delivered to us by the NASDAQ with the NASDAQ Listing Qualifications Panel requesting continued listing of our common shares until the Panel’s review and determination. A hearing before the Panel to consider the appeal occurred on October 30, 2008. We are awaiting a determination by the Panel on our matter. The suspension of trading and delisting remains stayed pending such appeal. Subsequent to our hearing, the NASDAQ announced that effective as of October 30, 2008, the NASDAQ is providing a company that is delinquent in its periodic filing obligations with the opportunity to submit a plan of compliance pursuant to which the staff may grant an exception for up to 180 calendar days from the due date of the filing for the company to evidence compliance. A company that regains compliance within that time would not receive a delisting determination. We expect that the Panel’s determination will take into consideration such pronouncement. If we are unable to regain compliance with NASDAQ Marketplace Rule 4310(c)(14), our common shares will likely be delisted from trading on the NASDAQ Capital Market. As described above, if our common shares are delisted from the NASDAQ Capital Market, there may be a limited market for our shares, trading our stock may become more difficult and our share price could decrease even further. If our common shares are not listed on a national securities exchange or the NASDAQ Capital Market, potential investors may be prohibited from or be less likely to purchase our common shares, limiting the trading market for our stock even further.

We may become subject to the SEC’s penny stock rules, which may decrease the liquidity of our common shares and negatively impact the ability of purchasers of our common shares to sell our common shares in the secondary market.

SEC regulations generally define a penny stock as an equity security that has a market price of less than $5.00 per share, subject to certain exceptions. We are not currently subject to the penny stock rules because our common shares qualify for two separate exceptions to the SEC’s penny stock rules. The first exception from the penny stock rules for which we qualify is an exception for companies that have an equity security that is quoted on the NASDAQ Stock Market. Since our common shares are traded on the NASDAQ Capital Market, we are not subject to the penny stock rules. The second exception from the penny stock rules for which we qualify is an exception for companies that have average revenue of at least $6,000,000 for the last three years. Our revenue for fiscal 2008, fiscal 2007 and fiscal 2006 was approximately $27,600,000, $29,300,000, and $28,100,000, respectively, resulting in average revenue of approximately $28,300,000. If our common shares are delisted or removed from the NASDAQ Capital Market and if we fail to meet the average revenue exception to the penny stock rules, our common shares may become subject to the penny stock rules, which impose additional sales practice requirements on broker-dealers who sell our common shares. For transactions covered by these rules, the broker-dealer must make a special suitability determination for the purchaser of such securities and have received the purchaser’s written agreement to the transaction prior to purchase. In addition, unless an exception is available, the regulations require the delivery, prior to any transaction involving a penny stock, of a disclosure schedule explaining the penny stock market and the risks associated with it. If our common shares were considered penny stock, the ability of broker-dealers to sell our common shares and the ability of our shareholders to sell their securities in the secondary market would be limited. As a result, the market liquidity for our common shares would be severely and adversely affected. We cannot assure you that trading in our securities will not be subject to these or other regulations in the future which would negatively affect the market for our common shares.

The price of our common shares historically has been volatile, which may make it more difficult for you to resell our common shares when you want at prices you find attractive.

The market price of our common shares has been highly volatile in the past, and may continue to be volatile in the future. For example, since June 1, 2004, the closing sale price of our common shares on the NASDAQ Capital Market has fluctuated between $0.15 and $5.35 per share. The following factors may significantly affect the market price of our common shares:

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

In addition, the stock market in general, and the market prices for internet-related companies in particular, have experienced extreme volatility that often has been unrelated to the operating performance of such companies. These broad market and industry fluctuations may adversely affect the price of our common shares, regardless of our operating performance. (See Risk Factor “Our common shares currently trade at prices below $1.00 and could be subject to delisting by NASDAQ.”)

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

We believe that we were not a passive foreign investment company for U.S. federal income tax purposes for fiscal years 2007 and 2008. Generally, we may be characterized as a passive foreign investment company for U.S. federal income tax purposes if for any taxable year 75% of our gross income is passive income, or at least 50% of our assets are held for the production of, or produce, passive income. This characterization could result in adverse U.S. tax consequences to our shareholders. These consequences may include having gains realized on the sale of our common shares treated as ordinary income, rather than capital gain income, and having potentially punitive interest charges apply to the proceeds of share sales. U.S. shareholders should consult with their own U.S. tax advisors with respect to the U.S. tax consequences of investing in our common shares.

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

We may experience reduced revenue, loss of clients and harm to our reputation and brand name in the event of unexpected network interruptions caused by system failures. Our servers and software must be able to accommodate a high volume of traffic. If we are unable to add additional software and hardware to accommodate increased demand, we could experience unanticipated system disruptions and slower response times. Our systems are vulnerable to damage or interruption from earthquakes, floods, fires, power loss, telecommunication failures, terrorist attacks, computer viruses and similar events. We have centralized all of our application hosting in a secure, state-of-the-art datacenter facility and we have invested substantial funds in procuring the necessary equipment. While this initiative should enhance our ability to meet performance and security requirements under our customer service level agreements, there is no assurance that this will cover all eventualities. We have also established redundant systems and implemented disaster recovery procedures, they also may not be sufficient for all situations. We have occasionally experienced delays in providing our customers access to their data in the past, and we believe these system interruptions could continue to occur from time to time in the future. Any catastrophic failure at our network operations center could prevent us from serving our clients for a number of days, or possibly weeks, and any failure of our internet service provider may adversely affect our network’s performance. Most of our system interruptions are due to heavy internet traffic and minor equipment failures which generally result in our customers being unable to access their data for a few seconds or several minutes. Our clients may become dissatisfied by any system failure that interrupts our ability to provide our services to them or results in slower response times. Our subscription agreements generally provide that our customers will be able to access their data during certain guaranteed times. If we fail to meet the service levels specified under our subscription agreements as a result of repeated outages, the customer can terminate its agreement with us. Our business interruption insurance may not adequately compensate us for any losses that may occur due to any failures in our system or interruptions in our services.

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

We must expand and upgrade our systems and network hardware in order to accommodate growth in our business. While we have recently updated and refreshed our data center capabilities and upgraded the necessary equipment there is no assurance that such changes and upgrades will accommodate growth in our business, our business, financial condition and operating results could be adversely affected.

We depend on our key employees to manage our business effectively, and if we are unable to retain our key employees, our business may be adversely affected.

Our success depends on the efforts, abilities and expertise of certain of our Board members’ senior management and other key employees, including in particular, Michael Mullarkey, our Chairman and Steve Purello, our President and Chief Executive Officer. There can be no assurance that we will be able to retain our key employees. If any of our key employees leave before suitable replacements are found, there could be an adverse effect on our business. There can be no assurance that suitable replacements could be hired without incurring substantial additional costs, or at all.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Our corporate headquarters are located in approximately 25,020 square feet of leased office space in Ottawa, Ontario, Canada. This facility houses our network operation and information technology groups, certain research and development personnel and customer support. Our lease for 17,945 square feet of this facility expires in December 2008 with the remaining 7,075 square feet expiring in October 2010.

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

As part of the acquisitions over the past several years, we assumed several facility leases, some of which we extended beyond the assumed term or moved within the same geographic area. We lease approximately 11,349 square feet of office space in Pleasanton, California that expires in December 2013. This facility has the principal research and development group along with professional services resources. Finally, we lease 1,500 square feet of office space in Victoria, British Columbia, Canada that expires in April 2009. This lease was assumed as part of the Exxceed acquisition.

ITEM 3. LEGAL PROCEEDINGS

On or about August 10, 2005, a class action lawsuit was filed against the Company, its former Chief Executive Officer and its former Chief Financial Officer in the United States District Court for the Southern District of New York. The action, instituted on behalf of a purported class of purchasers of the Company’s common shares during the period from January 14, 2005 to and including April 14, 2005 (the class period), alleges, among other things, that management provided the market misleading guidance as to anticipated revenues for the quarter ended February 28, 2005, and failed to correct this guidance on a timely basis. The action claims violations of Section 10(b) of the Securities Exchange Act of 1934 (the “Exchange Act”) and Rule 10b-5 promulgated thereunder, as well as Section 20(a) of the Exchange Act, and seeks compensatory damages in an unspecified amount as well as the award of reasonable costs and expenses, including counsel and expert fees and costs. The Court certified the case as a class action.

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

The parties have agreed to settle the claims in consideration of the payment of $3 million by the Company’s insurance carrier and issuance by the Company of $600,000 in common shares. The Court held a hearing on June 24, 2008 to consider the fairness of the settlement after notice of the settlement and the hearing had been given to the class. No opposition to approval of the settlement was presented at the hearing. On August 13, 2008, the Court entered a Final Judgment in the case, which became final on September 12, 2008.

* * *

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

The case has been settled for $3.9 million dollars of which $3.3 million is cash and $600,000 in common shares, pursuant to written agreement, and the litigation has been dismissed. The settlement of the claims against defendants was funded by proceeds from the Company’s insurance policies.

* * *

On June 24, 2008, the Company filed a lawsuit in the Superior Court of the State of Delaware in and for New Castle County (the “State Court Lawsuit”) against Empagio Acquisition, LLC (“Empagio”) and SMB Capital Corporation (“SMB”) to obtain the $5 million termination fee required to be paid by Empagio and SMB pursuant to Section 7.02 of the Agreement and Plan of Merger dated as of February 12, 2008 among the Company, Workstream Merger Sub Inc., Empagio and SMB, which agreement was terminated by the Company on June 13, 2008. On June 25, 2008, Empagio and SMB filed a lawsuit against the Company in the United States District Court for the District of Delaware (the “Federal Lawsuit”) alleging entitlement to a $3 million termination fee pursuant to the Agreement and Plan of Merger. On July 29, 2008, Empagio and SMB filed a notice of voluntary dismissal of their Federal Lawsuit based on an understanding that Empagio and SMB would make their claim as part of the Company’s State Court Lawsuit. In accordance with the voluntary notice of dismissal of the Federal lawsuit, Empagio and SMB have now asserted their claims in the State Court Lawsuit.  The Company has denied these allegations.  The parties are now awaiting the issuance of a Case Management Order, which will establish deadlines in this action.  Also under new Delaware Rule 16, this matter is subject to mandatory alternative dispute resolution.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this report.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

MARKET PRICE OF COMMON SHARES

Our common shares are listed on the NASDAQ Capital Market under the symbol “WSTM” and on the Boston Stock Exchange under the symbol “ERM.” The principal United States market for our common shares is the NASDAQ Small Cap Market. The following table sets forth, for the periods indicated, the high and low sales prices of our common shares as reported on the NASDAQ Capital Market. As of May 31, 2008, there were approximately 165 holders of record of our common shares.

	Fiscal 2008		Fiscal 2007
	Low Sale	High Sale	Low Sale	High Sale
	Price	Price	Price	Price

Fourth Quarter	$0.35	$0.75	$1.11	$1.34
Third Quarter	$0.55	$1.04	$0.82	$1.40
Second Quarter	$0.53	$1.11	$0.72	$1.43
First Quarter	$0.99	$1.25	$1.16	$1.52

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

PURCHASES OF EQUITY SECURITIES

We did not repurchase any common shares or other equity securities during fiscal 2008.

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

We believe that we were not a PFIC for the fiscal years ending May 2008 and May 2007, and we believe that we will not be a PFIC for the fiscal year ending May 2009. The tests for determining PFIC status, however, are applied annually, and it is difficult to make accurate predictions of future income and assets, which are relevant to this determination. Accordingly, there can be no assurance that we will not become a PFIC. U.S. Holders who hold common shares during a period when we are a PFIC will be subject to the foregoing rules, even if we cease to be a PFIC, subject to certain exceptions for U.S. Holders who made a QEF election. U.S. Holders are strongly urged to consult their tax advisors about the PFIC rules, including the consequences to them of making a mark-to-market or QEF election with respect to common shares in the event that we qualify as a PFIC.

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

FISCAL YEAR ENDED MAY 31,
(IN THOUSANDS, EXCEPT PER SHARE DATA)

	2008	2007	2006	2005	2004
Statement of Operations Data

Revenue, net	$27,614	$29,309	$28,121	$26,819	$17,167
Cost of revenues	6,823	7,401	7,808	7,014	1,587
Selling and marketing	9,894	7,549	6,934	7,211	4,362
General and administrative	18,358	14,959	14,253	17,838	9,799
Research and development	5,725	4,013	5,423	2,147	453
Amortization and depreciation	3,601	6,503	6,685	8,535	5,602
Impairment write-down of goodwill	27,547	-	-	-	-
Operating loss	(44,334)	(11,116)	(12,982)	(15,926)	(4,636)
Other (expense) income, net	(8,169)	(2,518)	60	(45)	(2,635)
Loss before income taxes	(52,503)	(13,634)	(12,922)	(15,971)	(7,271)
Recovery of deferred income tax	706	-	-	848	1,789
Current income tax expense	(820)	(124)	(64)	(36)	(55)
Net loss for the year	$(52,617)	$(13,758)	$(12,986)	$(15,159)	$(5,537)

Basic and diluted net loss per share	$(1.01)	$(0.27)	$(0.26)	$(0.35)	$(0.22)
Weighted average number of
common stock outstanding	51,900	51,134	49,828	43,462	25,036

AS OF MAY 31,
(IN THOUSANDS)

	2008	2007	2006	2005	2004
Balance Sheet Data

Working capital (deficit)	$(2,799)	$(6,515)	$(1,087)	$6,797	$(351)
Total assets	28,387	58,661	66,270	75,657	48,882
Long term obligations	19,276	742	288	192	1,259
Total liabilities	30,356	15,474	13,248	12,718	11,143
Stockholders' equity (capital deficiency)	(1,969)	43,187	53,022	62,939	37,739

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

Our business changed beginning in fiscal 2002. During fiscal 2002, we completed the acquisitions of Paula Allen Holdings, OMNIpartners, 6FigureJobs.com, RezLogic, ResumeXpress and Tech Engine. During fiscal 2003, we completed the acquisitions of Icarian, PureCarbon and Xylo. During fiscal 2004, we completed the acquisitions of Perform, Peopleview and Kadiri. During fiscal 2005, we completed the acquisitions of Peoplebonus, Bravanta, HRSoft and ProAct. During fiscal 2006, we acquired Exxceed, Inc. These acquisitions have enabled us to expand and enhance our HCM software, increase our service offerings and increase our revenue streams. Subsequent to the acquisitions, we have concentrated on integrating the acquired entities and technologies, expanding the reach of the existing business and identifying other potential acquisition targets. When we complete an acquisition, we combine the business of the acquired entity into the Company’s existing operations and expect that this will significantly reduce the administrative expenses associated with the business prior to the acquisition. The acquired business is not maintained as a standalone business operation. Therefore, we do not separately account for the acquired business, including its profitability. Rather, it is included in one of our two distinct business segments and is evaluated as part of the entire segment.

Over the past three years, we have expended significant resources on further integration of the acquired software applications. We have enhanced product functionality, user interface and reporting capabilities. We have further integrated many of the talent management solutions and provide a portal based platform for our customers who may elect to contract for a single solution or multiple applications.

In the last half of fiscal 2008 we initiated objectives that were a part of a strategy to align expenses with revenues of the business. Our overall strategic objective is still to be the premier provider of talent management solutions in the HCM space. We completed our development of our seamless integration between our core applications of Compensation, Performance, and Development. We are capitalizing on the sales and marketing expenditures and continue to maintain momentum of selling to new customers and retaining existing customers. We believe that sound execution of these initiatives will result in revenue growth and the ability to take advantage of the scalable nature of our business model.

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

CRITICAL ACCOUNTING POLICIES

Our most critical accounting policies relate to revenue recognition, the assessment of goodwill impairment, the valuation and determination of useful lives of acquired intangible assets, the assessment of intangible asset impairment and the valuation of deferred tax assets and related allowances. Management makes estimates and assumptions that affect the value of assets and the reported revenues. Changes in assumptions used would impact our financial position and results.

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

Subscription and hosting fees and software maintenance fees are billed in advance on a monthly, quarterly or annual basis. Amounts that have been invoiced are recorded in accounts receivable and in deferred revenue or revenue, depending on whether the revenue recognition criteria have been met. Quarterly and annual payments are deferred and recognized monthly over the service period on a straight-line basis. Set up fees are deferred and recognized monthly on a straight-line basis over the contractual lives of the customer.

Subscription revenues and hosting fees consist of fees from customers accessing our on-demand application service. The Company follows the provisions of SEC Staff Accounting Bulletin No. 104, Revenue Recognition and Emerging Issues Task Force Issue No. 00-21, Revenue Arrangements with Multiple Deliverables. For revenue arrangements with multiple deliverables, the Company allocates the total customer arrangement to the separate units of accounting based on their relative fair values, as determined by the price of the undelivered items when sold separately. Professional services included in an application services arrangement with multiple deliverables are accounted for separately when these services have value to the customer on a standalone basis, and there is objective and reliable evidence of fair value of each undeliverable item of the arrangement. When accounted for separately, revenues are recognized as the services are rendered.

License revenues consist of fees earned from the granting of both perpetual and term licenses to use the software products. The Company recognizes revenue from the sale of software licenses in accordance with American Institute of Certified Public Accountants ("AICPA") Statement of Position ("SOP") No. 97-2, Software Revenue Recognition, and SOP No. 98-9, Modification of SOP 97-2, Software Revenue Recognition, with Respect to Certain Transactions, when all of the following conditions are met: a signed contract exists; the software has been shipped or electronically delivered; the license fee is fixed or determinable; and the Company believes that the collection of the fees is reasonably assured. License revenue is recorded upon delivery with an appropriate deferral for maintenance services, if applicable, provided all of the other relevant conditions have been met. The total fee from the arrangement is allocated based on Vendor Specific Objective Evidence ("VSOE") of fair value of each of the undelivered elements. Maintenance agreements are typically priced based on a percentage of the product license fee and are either multi-year or have a one-year term, renewable annually. VSOE of fair value for maintenance is established based on the stated renewal rates. Services provided to customers under maintenance agreements include technical product support and unspecified product upgrades. VSOE of fair value for the professional service element is based on the standard hourly rates the Company charges for services when such services are sold separately.

Source code revenue is generated by sales in small markets that we do not typically target. The sales are for versions of specific applications or products that we no longer support or sell. As such, future earnings are not affected by these sales. Source code revenue is recognized when our contractual commitments have been satisfied.

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

For career transition services, the Company bills the client when the assignment starts, due to the short turn around on these services revenue is recognized in the month that they are billed. The Company recognizes revenue when all of the revenue recognition criteria are met, which is typically when services have been completed.

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

Goodwill

We test goodwill for impairment on an annual basis, as of May 31, or as needed if circumstances arise that reduce the value of our reporting units below the carrying value. We compare the fair value of each reporting unit to its carrying amount (including goodwill) for our impairment evaluation. Our business segments are considered reporting units for goodwill impairment testing. Goodwill is considered to be impaired if the carrying value of a reporting unit exceeds its fair value. If goodwill is considered to be impaired, the loss that is recognized is equal to the amount that the carrying value exceeds the fair value of that goodwill.

There are judgments and estimates built into our fair value analysis, including future cash flow projections, the discount rate representing innate risk in future cash flows, market valuation, strategic operation plans and our interpretation of current economic indicators. Changes in any of the underlying assumptions will cause a change in the results, which could lead to the fair value of one or more of the reporting units to be worth less than the current carrying amounts. In addition to a change in market and economic conditions or our strategic plans, the possibility exists that our conclusions could change which would result in a material negative effect on both our financial position and results of operations.

In Fiscal 2008, the Company recorded a $27.6 million goodwill impairment charge. Based on the Company’s fourth quarter fiscal 2008 SFAS No. 142 impairment review of its Enterprise Workforce and Career Networks operating segments net assets and their related book value, the Company recorded an impairment of $21.5 million and $6.1 million, respectively. The analysis was conducted by independent valuation specialists. The decline in estimated fair values of the operating segments resulted from an analysis of the current economic conditions, the Company’s performance to budget and the estimated future cash flows.

Intangible Assets

We value acquired intangible assets, which includes acquired technologies, customer base and intellectual property, based on the estimated fair value of the assets at the time of the acquisition. The estimated fair value is determined by a third party valuation expert based on projected cash flows associated with the assets and the customer attrition rates. Different assumptions were used in estimating the intangible assets acquired in each business acquisition. If the future cash flows or the customer attrition rates differ significantly from our estimates, we may be required to record an impairment of intangible assets. Changes in circumstances impacting other assumptions used to value intangible assets could also lead to future impairments.

Deferred Taxes

We apply significant judgment in recording deferred tax assets, which primarily are the result of loss carryforwards of companies that we acquired and loss carryforwards internally generated. In addition, we make certain assumptions about if and when these deferred tax assets will be utilized. The utilization of the Company’s net operating loss carryforwards may be limited in any given year under circumstances. Events which may affect the Company’s ability to utilize these carryforwards include, but are not limited to, future profitability, cumalitive stock ownership changes of 50% or more over a three-year period, as defined by section 382 of the Internal Revenue Code, and the timing of the utilization of the tax benefit carryforwards. Actual results may differ from amounts estimated.

FISCAL 2008 COMPARED TO FISCAL 2007

RESULTS OF OPERATIONS

The following table sets forth certain consolidated statements of operations data expressed as a percentage of total revenue for the periods indicated. Period-to-period comparisons of our financial results are not necessarily meaningful and you should not rely on them as an indication of future performance.

	Years ended May 31,
	2008	2007

Revenues:
Software	35%	35%
Professional services	12%	15%
Rewards and discount products	20%	19%
Career Networks	33%	31%
Revenues, net	100%	100%
Cost of revenues:
Rewards and discount products	15%	15%
Other	10%	10%
Cost of revenues (exclusive of the amortization and depreciation expense noted below)	25%	25%
Gross profit	75%	75%

Operating expenses:
Selling and marketing	36%	26%
Research and development	21%	14%
General and administrative	66%	51%
Amortization and depreciation	13%	22%
Goodwill impairment	100%	0%
Total operating expenses	236%	113%

Operating Loss	-161%	-38%

Interest and other income	1%	2%
Interest and other expense	-31%	-10%
Other income (expense), net	-30%	-8%

Loss before income taxes	-191%	-46%
Income taxes	0%	0%
NET LOSS FOR THE PERIOD	-191%	-46%

REVENUES

Consolidated revenues were approximately $27,614,000 for fiscal 2008 compared to approximately $29,309,000 for fiscal 2007, a decrease of $1,695,000 or 6%.

Enterprise Workforce Services revenues for fiscal 2008 were approximately $18,477,000 compared to approximately $20,219,000 for fiscal 2007, a decrease of $1,742,000 or 9%. Professional service revenues decreased $1,017,000, reflecting a lower level of utilization throughout fiscal 2008 driven, primarily, by the timing of implementation projects and a reduction in reliance outside consulting services. Recurring revenues from subscription and maintenance agreements was lower by $1,732,000 reflecting the impact of the run out of a number of maintenance contracts on older license agreements and other cancellations in excess of revenue from new implementations. Revenue from current license sales was higher by $1,133,000 as a result of sales of more licenses. Rewards and discount products revenue decreased $101,000 on lower than expected redemption volumes in the existing customer base compared to the prior year due to the slowing economy.

Career Networks revenues for fiscal 2008 were $9,137,000 compared to $9,090,000 for fiscal 2007, an increase of $47,000 or .5%. The outplacement business remained strong, showing an increase of $189,000 through a combination of stronger lead flow, higher conversion ratios and an increase in revenue per transaction with the enhanced service offering. The internet job board business slowed as compared to prior year as a result of the slowing economy and availability of high level job opportunities. Recruitment services was lower compared to prior year, by $74,000, as a substantial portion of our recruiting efforts in the current year were used to support internal hiring initiatives as opposed to external revenue generating engagements.

COST OF REVENUES AND GROSS PROFIT

Cost of revenues for fiscal 2008 were $6,823,000, or 25%, compared to $7,401,000, or 25%, for fiscal 2007 a decrease of $578,000 or 8%. Gross profit for fiscal 2008 was $20,791,000 or 75% of revenues compared to $21,908,000 or 75% of revenues for fiscal 2007. The decline in costs matched the decline in sales and was in line by percentage.

Enterprise Workforce Services cost of revenues accounted for $6,144,000 of the total cost of revenue for fiscal 2008 and $6,846,000 for fiscal 2007, a decrease of $702,000 or 10%. Enterprise Workforce Services gross profit was $12,324,000 or 67% of revenues for fiscal 2008 compared to $13,373,000 or 66% of revenues for fiscal 2007. Software margins increased from 87% to 89% year over year primarily as a result of redundant costs associated with the completion of the migration of all customers from subcontracted hosting partners to a centralized hosting array at the Fusepoint datacenter facility in Toronto. The centralization provided cost efficiencies in the on-demand business and enabled us to provide further assurance to our customers regarding performance under service level agreements and other security and privacy requirements. All new customers are hosted at Fusepoint. Professional services margins decreased from 77% to 71% primarily as a result of our commitment to maintain satisfied customers. Rewards and recognition margins increased from 20% a year ago to 25% for fiscal 2008, continuing the trend in use of gift cards compared to redemption for other products such as electronic and photographic goods that have larger margins. This shift in selling more gift cards in the product mix is not expected to change in the near term and we anticipate further pressure on rewards margins as a result. In addition, we are negotiating better discounts from vendors.

Career Networks cost of revenues accounted for $679,000 of the total cost of revenues for fiscal 2008 and $555,000 for fiscal 2007, an increase of $124,000 or 22%. Career Networks gross profit was $8,467,000 or 93% of revenues for fiscal 2008 compared to $8,535,000 or 94% of revenues for fiscal 2007. The expansion in the product set used in career transition services continues to allow for additional revenue generating items and the target customer group was shifting to more highly compensated individuals. Both measures, when combined with a higher conversion ratio on leads provided, continue to have a positive impact on gross profit.

SELLING AND MARKETING

Selling and marketing expenses were $9,894,000 for fiscal 2008 compared to $7,549,000 for fiscal 2007, an increase of $2,345,000 or 31%. The increase was primarily attributable to a higher level of compensation and related expenses associated with the increase in sales personnel and training, early in the year, including an expanded sales management team, a telesales organization and additional sales engineering and support resources. There was a 26% reduction in headcount, resulting in significantly reduced costs after the third quarter. Management believed that it needed to reduce current costs to align revenues with expenses and we believe these expenditures will increase in the future, as revenue increases, to sustain sales momentum.

RESEARCH AND DEVELOPMENT

Research and development expenses were $5,725,000 for fiscal 2008 compared to $4,013,000 for fiscal 2007, an increase of $1,712,000 or 43%. This increase reflects an escalation in the use of outside contractors subsequent to new release of Talent Center 7.0, a significant product release in fiscal 2008. During fiscal 2008, the Company made a significant investment to update and modify its acquired technology, standardize and integrate the software applications and build out the talent center suite platform. The Company used outside consultants and offshore development contractors to augment its existing development team. These resources were reduced after the product releases which will result in savings in the future.

GENERAL AND ADMINISTRATIVE

General and administrative expenses were $18,358,000 for fiscal 2008 compared to $14,959,000 for fiscal 2007, an increase of $3,399,000 or 23%. The net increase was primarily due to increases in professional fees, non-cash compensation associated with stock options, provision for doubtful accounts and merger costs. The increase in professional fees was in connection with the filing of certain SEC documents, professional fees associated with the potential merger with Empagio and other professional fees due to recruiting costs associated with new hires. Non-cash compensation associated with stock options increased as a result of the hiring of new executives. Provision for doubtful accounts increased as a result of management’s assessment of risk based on current economic conditions.

AMORTIZATION AND DEPRECIATION EXPENSE

Amortization and depreciation expense was $3,602,000 for fiscal 2008 compared to $6,503,000 for fiscal 2007, a decrease of $2,901,000 or 45%. Amortization and depreciation expense for the Enterprise Workforce Services segment was $3,527,000 in fiscal 2008 compared to $6,414,000 in fiscal 2007, a decrease of $2,887,000 or 45%. The decrease was the net effect of a decrease in certain intangible assets with three and five-year lives becoming fully amortized during fiscal 2007. Amortization and depreciation expense for the Career Networks segment was $75,000 in fiscal 2008 compared to $89,000 in fiscal 2007, a decrease of $14,000 or 16%. The decrease was due to certain intangible assets with five-year lives included in the Career Networks segment becoming fully amortized during fiscal 2008. Amortization expense is expected to decrease significantly from the $2,153,000 recorded in fiscal 2008 to $428,000 in fiscal 2009 as the intangible assets acquired in 2003 and 2004 continue to become fully amortized.

IMPAIRMENT CHARGES

Impairment of goodwill was $27,547,000 for fiscal 2008 compared to $0 for fiscal 2007, an increase of $27,547,000 or 100%. Based on the Company’s impairment tests and consideration of the current and expected future market conditions, we determined that goodwill for Enterprise Workforce and Career Networks operating segments was impaired in accordance with Statement of Financial Accounting Standards (“SFAS”) 142, Goodwill and Other Intangible Assets and the Company recorded non-cash, pre-tax goodwill impairment charges of $21.4 million and $6.1 million respectively. The analysis also determined that there was no impairment to intangible assets. The analysis was conducted by independent valuation specialists. The decline in estimated fair values of the operating segments resulted from an analysis of the current economic conditions, the Company’s performance to budget and the lower estimated future cash flows.

INTEREST AND OTHER EXPENSE

Interest and other expense was $8,470,000 for fiscal 2008 compared to $3,042,000 for fiscal 2007 an increase of $5,428,000 or 178%. As required by FASB Statement No. 150, pursuant to our August 2007 equity financing, we account for changes in the fair value of the warrant liability as either interest income or expense based on the change in the value of the associated warrants for the related period. For fiscal 2008, the fair value of the warrant liability resulted in interest expense of $6,318,000.

LIQUIDITY AND CAPITAL RESOURCES

At May 31, 2008, we maintained $3,895,000 in cash and cash equivalents, restricted cash and short-term investments. Working capital, which represents current assets less current liabilities, was a negative $2,799,000.

At May 31, 2008, $391,000 of short-term investments was restricted from use in order to collateralize two facility lease arrangements. As we make facility lease payments, the restricted cash guaranteeing the leases will periodically decrease according to the terms of the lease agreements. The restriction on the cash ends in December of 2008.

For fiscal 2008, cash used in operations totaled $12,495,000, consisting primarily of the net loss for the year of $52,617,000 and a net increase in working capital of $829,000 offset by non-cash expenses, including amortization and depreciation of $3,602,000, non-cash interest expense associated with the Secured Note arrangement and related warrant interest of $6,318,000, goodwill impairment of $27,547,000 and non-cash compensation of $1,374,000.

Net cash used by investing activities during fiscal 2008 was $456,000. Investing outflows consisted of the purchase of property and equipment of $587,000.

Net cash provided by financing activities was $13,565,000 for fiscal 2008. Proceeds from the sale of two series of warrants were $18,658,000, offset by repayment of $4,721,000 of secured notes payable, done in conjunction with the sale of two series of, and other long term obligations.

We have had operating losses since our inception, and during fiscal 2008, we had an operating loss of $52,616,000 and cash used in operating activities of $12,495,000. Cash, cash equivalents and short-term investments on hand at May 31, 2008 totaled $3,895,000. These trends raise concerns about the sufficiency of the Company’s liquidity levels to be able to support its operations in the near term. Due to significant reductions in operating expenses and a solid strategic direction, developed in the fourth quarter of fiscal 2008, management believes the current liquidity will be sufficient to meet its anticipated working capital and capital expenditure requirements allowing the Company to reach its goal for profitability. The loss incurred in fiscal 2008 was the result of goodwill impairment approximately $27,600,000, costs relating to the Empagio merger approximately $1,500,000, higher level of compensation and related expenses associated with the increase in sales personnel and training approximately $2,500,000 in the first three quarters of fiscal 2008. Based on an analysis of our current contracts, forecasted new business and our current backlog, management believes the Company will meet its cash flow needs for fiscal 2009. We recognize that there are no assurances that the Company will be successful in meeting its cash flow requirements, however, management is confident that, if necessary, there are other alternatives available to fund operations and meet cash requirements during fiscal 2009.

The significant research and development expenses, incurred in fiscal 2008, have resulted in a release of our version 7.0 Talent center offering that provides a streamlined user interface along with other modifications to its reporting services, security services and a federated single-sign-on. Research and development expenses in fiscal 2008 totaled $5,725,000. Subsequent to this significant investment, management anticipates reductions in research and development expenditures. In addition, management has identified certain other expenses, the most significant being employee and related costs, that decreased in the fourth quarter of fiscal 2008, continuing through fiscal 2009. Legal and accounting expenses, which were approximately $760,000 in fiscal 2008 as a result of the Empagio merger and various SEC filings which required our predecessor auditors consent are expected to decrease for fiscal 2009. Finally, management is committed to holding costs down if the projected revenue increases do not materialize.

While management believes that the anticipated improvement in operating cash flows together with our current cash reserves will be sufficient to meet our working capital and capital expenditure requirements through at least May 31, 2009, we are exploring other alternatives to assist in the funding of our business. Workstream has actively engaged an investment bank to value and divest 6Figuresjobs.com. The move is designed to infuse the Company with cash as well as to reduce the warrant liability. In accordance with the note agreement (see Note 16 to the financial statements) made with the Special Warrant Holders (SWH), from the August 2007 private placement of securities, Workstream is to receive 25% of any proceeds from the sale of any assets and the SWH are to receive 75% of any proceeds. 6Figuresjobs.com, a job board market, part of the Career Networks division is available for sale. Workstream is continuing to consider other opportunities to raise capital and align the Company’s business operations with its strategic focus.

In August of 2007 the Company entered into a private placement of securities pursuant to which the Company raised $19,000,000 through the sale of Special Warrants convertible into 15,200,000 common shares at a conversion price of $1.25 per share and additional warrants to purchase an aggregate of 3,800,000 common shares at an exercise price of $1.40 per share. On August 29, 2008 the Company converted the Special Warrants liability into a 2 year note payable due August 29, 2010 at 7% interest per annum. In the event that there is a default 5% will be added to the interest rate resulting in a 12% interest rate in the default period. The Company will also split the proceeds from any dispositions of Company assets with the warrant holders 25/75. In addition to these conditions, in the event of default, the Company will reissue the 3,800,000 of additional warrants at $1.40 at a new exercise price of $.25.

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

On February 12, 2008, Workstream, Workstream Merger Sub Inc., Empagio Acquisition LLC (“Empagio”) and SMB Capital Corporation entered into an Agreement and Plan of Merger pursuant to which Empagio would merge with and into Workstream, subject to the terms and conditions of the Merger Agreement, which was approved by the Boards of Directors of both the companies. Upon the completion of the Merger, the equity interests in Empagio would be converted into up to 177,397,332 shares of Workstream Inc. common stock, representing approximately 75% of the Company’s outstanding common stock on a diluted basis following the Merger. The proposed combination of Workstream and Empagio would have been accounted for under the purchase method of accounting as a reverse acquisition with Empagio being treated as having acquired Workstream as of the date of the completion of the merger.

On June 24, 2008, the Company filed a lawsuit against Empagio and SMB Capital Corporation (“SMB”) to obtain the $5 million termination fee required to be paid by Empagio and SMB pursuant to Section 7.02 of the Agreement and Plan of Merger dated as of February 12, 2008 among the Company, Workstream Merger Sub Inc., Empagio and SMB, which agreement was terminated by the Company on June 13, 2008. On June 25, 2008, Empagio and SMB filed a lawsuit against Workstream Inc. alleging entitlement to a $3 million termination fee pursuant to the Agreement and Plan of Merger dated as of February 12, 2008 among the Company, Workstream Merger Sub Inc., Empagio and SMB, which agreement was terminated by the Company on June 13, 2008. Prior to commencement of the Federal Lawsuit, the Company initiated a lawsuit against Empagio and SMB. On July 29, 2008, Empagio and SMB filed a notice of voluntary dismissal of their Federal Lawsuit based on an understanding that Empagio and SMB would make their claim as part of the Company’s State Court Lawsuit. Although Workstream intends to vigorously pursue the lawsuit, if a judgment is reached against the Company this would have a significant impact on the Company’s financial position.

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

In December 2007, the FASB issued Statement No. 141R, Business Combinations, which is intended to improve the relevance, representational faithfulness and comparability of the information that a reporting entity provides in its financial reports about a business combination and its effects. Statement 141R applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. Early adoption is not permitted. The statement provides guidance around how the acquirer recognizes identifiable assets acquired, liabilities assumed and any non controlling interest in the acquiree,, goodwill acquired and determines what information to disclose in order to enable users of financial statements to evaluate the nature and financial effects of the business combination. Statement 141R will have an effect on the Company’s future acquisitions.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities (“SFAS 161”). The new standard is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance and cash flows. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The Company is currently assessing the impact that SFAS 161 may have on its consolidated financial statements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We are primarily exposed to market risks associated with fluctuations in interest rates and foreign currency exchange rates.

INTEREST RATE RISKS

Our exposure to interest rate fluctuations relates primarily to our short-term investment portfolio. During the year, we invest our surplus cash in short term instruments such as overnight repurchase agreements and bank commercial paper in a bank in the United States. These short-term, low-risk instruments could be withdrawn without penalty at any time. The interest income from these investments is subject to interest rate fluctuations, which we believe will not have a material impact on our financial position.

FOREIGN CURRENCY RISK

We have monetary assets and liabilities denominated in Canadian dollars. As a result, fluctuations in the exchange rate of the Canadian dollar against the U.S. dollar will impact our reported net asset position and net income or loss. A 10% change in foreign exchange rates would result in a change in our reported net asset position of approximately $98,000, and a change in the reported net loss for the year ended May 31, 2008 of approximately $381,000.

ITEM 8: FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Workstream Inc.

We have audited the consolidated balance sheets of Workstream Inc. and subsidiaries as of May 31, 2008 and 2007, and the related consolidated statements of operations, stockholders’ equity (capital deficiency) and cash flows for the years then ended.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Workstream Inc. and subsidiaries as of May 31, 2008 and 2007, and the results of their operations and their cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered recurring losses from operations and negative cash flows from operations. This raises substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

We were not engaged to examine management’s assertion about the effectiveness of Workstream Inc. and subsidiaries’ internal control over financial reporting as of May 31, 2008 included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting and, accordingly, we do not express an opinion thereon.

/s/ McGladrey & Pullen, LLP

Orlando, Florida
November 14, 2008

WORKSTREAM INC.
CONSOLIDATED BALANCE SHEETS

	May 31, 2008	May 31, 2007
ASSETS
Current assets:
Cash and cash equivalents	$3,435,337	$2,752,601
Restricted cash	391,415	524,497
Short-term investments	67,983	65,851
Accounts receivable, net	3,771,598	3,789,838
Prepaid expenses and other assets	502,303	848,359
Total current assets	8,168,636	7,981,146
Equipment, net	1,960,836	2,715,494
Other assets	78,287	85,122
Acquired intangible assets, net	449,975	2,602,590
Goodwill	17,729,448	45,276,411

TOTAL ASSETS	$28,387,182	$58,660,763

LIABILITIES AND STOCKHOLDERS’ EQUITY (CAPITAL DEFICIENCY)
Current liabilities:
Accounts payable	$3,175,850	$2,259,010
Accrued liabilities	3,079,718	3,020,704
Accrued compensation	1,176,774	1,378,444
Notes payable	-	4,498,619
Current portion of long-term obligations	543,170	639,445
Deferred revenue	2,991,909	2,699,461
Total current liabilities	10,967,421	14,495,683
Common stock warrant liability	19,000,000	-
Long-term obligations, less current portion	275,987	742,025
Deferred revenue	113,000	236,492
Total liabilities	30,356,408	15,474,200

Commitments and contingencies (Note 14)

STOCKHOLDERS’ EQUITY (CAPITAL DEFICIENCY)
Preferred stock, no par value	-	-
Common stock, no par value issued and outstanding: 52,442,818 shares and 51,531,152 shares as of May 31, 2008 and 2007	112,588,378	112,549,178
Additional paid-in capital	18,261,543	10,907,755
Accumulated other comprehensive loss	(799,190)	(867,288)
Accumulated deficit	(132,019,957)	(79,403,082)
Total stockholders’ equity (capital deficiency)	(1,969,226)	43,186,563

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (CAPITAL DEFICIENCY)	$28,387,182	$58,660,763

See accompanying notes to these consolidated financial statements.

WORKSTREAM INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Years ended May 31,
	2008	2007

Software	$9,671,463	$10,295,086
Professional services	3,273,829	4,290,960
Rewards and discount products	5,531,613	5,632,998
Career Networks	9,137,398	9,089,725
Revenues, net	27,614,303	29,308,769

Rewards and discount products	4,132,236	4,509,620
Other	2,690,572	2,891,012
Cost of revenues (exclusive of amortization/depreciation expense noted below)	6,822,808	7,400,632

Gross profit	20,791,495	21,908,137

Operating expenses:
Selling and marketing	9,893,858	7,548,777
Research and development	5,724,932	4,013,158
General and administrative	18,357,648	14,959,116
Amortization and depreciation	3,601,546	6,502,977
Goodwill impairment	27,546,963	-
Total operating expenses	65,124,947	33,024,028

Operating loss	(44,333,452)	(11,115,891)

Interest and other income	300,255	523,531
Interest and other expense	(8,469,746)	(3,041,731)
Other income (expense), net	(8,169,491)	(2,518,200)

Loss before income taxes	(52,502,943)	(13,634,091)
Income taxes	(113,932)	(124,382)

Net loss	$(52,616,875)	$(13,758,473)

Weighted average number of common shares outstanding-basic and diluted	51,899,782	51,134,281

Net loss per share-basic and diluted	$(1.01)	$(0.27)

See accompanying notes to these consolidated financial statements.

WORKSTREAM INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (CAPITAL DEFICIENCY)
For the Years ended May 31, 2008 and 2007

				Accumulated		Total
			Additional	Other		Stockholders'
	Common Stock		Paid-In	Comprehensive	Accumulated	Equity (Capital
	Shares	Amount	Capital	Loss	Deficit	Deficiency)
Balance at May 31, 2006	50,960,845	$111,991,328	$7,547,393	$(871,781)	$(65,644,609)	$53,022,331
Issuance of common shares as contingent consideration	496,971	557,850	-	-	-	557,850
Hilco warrant discount	-	-	2,392,500	-	-	2,392,500
Stock option expense	-	-	785,541	-	-	785,541
Issuance of shares through vesting of restriced stock units	73,336	-	26,250	-	-	26,250
Expensing of restricted stock unit grants	-	-	156,071			156,071
Net loss	-	-	-	-	(13,758,473)	(13,758,473)
Cumulative translation adjustment	-	-	-	4,493	-	4,493
Balance at May 31, 2007	51,531,152	112,549,178	10,907,755	(867,288)	(79,403,082)	43,186,563
Issuance of common shares through exercise of warrants	400,000	-	4,000	-	-	4,000
Issuance of shares through exercise of stock options	40,000	39,200	-	-	-	39,200
Stock option expense	-	-	558,681	-	-	558,681
Expensing of restricted stock unit grants	471,666	-	814,834	-	-	814,834
Issuance of warrants	-	-	5,976,273	-	-	5,976,273
Net loss	-	-	-	-	(52,616,875)	(52,616,875)
Cumulative translation adjustment	-	-	-	68,098	-	68,098
Balance at May 31, 2008	52,442,818	$112,588,378	$18,261,543	$(799,190)	$(132,019,957)	$(1,969,226)

See accompanying notes to these consolidated financial statements.

WORKSTREAM INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years ended May 31,
	2008	2007
Cash from operating activities:
Net loss for the year	$(52,616,875)	$(13,758,473)
Adjustments to reconcile net loss to net cash used in
operating activities:
Amortization and depreciation	3,601,546	6,502,977
Leasehold inducement amortization	(55,509)	(54,236)
Loss on disposition of equipment	23,154	-
Non-cash interest on warrants	6,318,101	2,012,159
Provision for bad debts	485,087	85,502
Non-cash compensation	1,373,515	967,862
Goodwill impairment	27,546,963	-
Net change in operating components of working capital:
Accounts receivable	(466,847)	(1,465,023)
Prepaid expenses and other assets	352,891	(182,757)
Accounts payable	1,206,332	(572,574)
Accrued liabilities	(230,432)	774,894
Accrued compensation	(201,670)
Deferred revenue	168,956	(687,969)
Net cash used in operating activities	(12,494,788)	(6,377,638)

Cash flows from investing activities:
Purchase of equipment	(586,936)	(638,549)
Decrease in restricted cash	133,082	2,716,766
(Increase) Decrease of short-term investments	(2,132)	16,510
Net cash provided by (used in) investing activities	(455,986)	2,094,727

Cash flows from financing activities:
Proceeds from issuance of secured notes payable	222,005	14,650,000
Repayment of secured notes payable	(4,720,624)	(10,000,000)
Repayment of other long-term obligations	(637,341)	(1,013,937)
Proceeds from issuance of common stock and warrants	18,658,172	-
Proceeds from exercise of options and warrants	43,200	-
Repayments on line of credit	-	(1,487,351)
Net cash provided by financing activities	13,565,412	2,148,712

Effect of exchange rate changes on cash and cash equivalents	68,098	309,760

Net increase (decrease) in cash and cash equivalents	682,736	(1,824,439)
Cash and cash equivalents, beginning of year	2,752,601	4,577,040

Cash and cash equivalents, end of year	$3,435,337	$2,752,601

WORKSTREAM INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(CONTINUED)

	Years ended May 31,
	2008	2007
Supplemental disclosure of cash flow information:
Cash paid during the year for:
Interest paid	$89,811	$1,010,565
Income taxes paid	$126,608	$77,128
Supplemental schedule of non-cash investing and financing activities:
Equipment acquired under capital leases	$130,492	$1,224,028
Issuance of common shares as contingent consideration	$-	$557,850
Discount on the Hilco warrants	$-	$2,392,500

See accompanying notes to these consolidated financial statements.

Note 1. Description of Company and Significant Accounting Policies

Description of the Company

Workstream Inc. (“Workstream” or the “Company”), is a provider of services and software for Human Capital Management (“HCM”). HCM is the process by which companies recruit, train, evaluate, motivate and retain their employees. Workstream offers software and services that address the needs of companies to more effectively manage their human capital management function. Workstream has two distinct reportable segments: Enterprise Workforce Services and Career Networks. The Enterprise Workforce Services segment offers a suite of HCM software solutions, which includes performance management, compensation management, development, recruitment, benefits administration and enrollment, succession planning, and employee awards and discounts programs. The Career Networks segment offers recruitment research, resume management and career transition services. In addition, Career Networks provides services through a web-site where job-seeking senior executives can search job databases and post their resumes, and companies and recruiters can post position openings and search for qualified senior executive candidates. Workstream conducts its business primarily in the United States and Canada.

Financial Condition and Management’s Plans

For the year ended May 31, 2008, the Company incurred a loss of approximately $52,600,000 due to the goodwill impairment approximately $27,600,000, costs relating to the Empagio merger approximately $1,500,000, higher level of compensation and related expenses associated with the increase in sales personnel and training approximately $2,500,000, in the first three quarters of fiscal 2008. Based on an analysis of our current contracts, forecasted new business and our current backlog, management believes the Company will meet its cash flow needs for fiscal 2009. We recognize that there are no assurances that the Company will be successful in meeting its cash flow requirements, however, management is confident that, if necessary, there are other alternatives available to fund operations and meet any cash requirements during fiscal 2009.

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

Significant estimates and assumptions made by management include the assessment of goodwill impairment. When assessing goodwill for possible impairment, significant estimates include future cash flow projections, future revenue growth rates, the appropriate discount rate reflecting the risk inherent in future cash flows, the interpretation of current economic indicators and market valuations and our strategic plans with regard to our operations. It is reasonably possible that those estimates may change in the near-term and may materially affect future assessments of goodwill impairment. Other significant estimates include the determination of the provision for doubtful accounts, valuing and estimating useful lives of intangible assets, valuing assets and liabilities acquired through business acquisitions, and estimating future taxable income and the probability that net operating loss carryforwards will be utilized.

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

Accounts Receivable

Accounts receivable are uncollateralized customer obligations due under normal trade terms requiring payment within 30 days from the invoice date and are recorded at net realizable value. Unpaid accounts receivable with invoices dates over 30 days old do not accrue interest.

Restricted Cash

Restricted cash consists of short-term investment balances used to collateralize certain lease and credit agreements and were also previously used for collateralizing outstanding line of credit and term loan balances that have been subsequently paid off. The facility leases and credit agreements form part of current operations, and, accordingly, the restricted cash is classified as a current asset. Restrictions on these amounts will expire on December 31, 2008.

Equipment

Equipment is recorded at cost. Depreciation is based on the estimated useful life of the asset and is recorded as follows:

Furniture and fixtures	5 years straight line
Office equipment	5 years straight line
Computers and software	3 years straight line
Capital leases	Shorter of lease term or useful life
Leasehold improvements	Shorter of lease term or useful life

The carrying values are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amounts of such assets may not be recoverable.

Leasehold Inducements

Leasehold inducements are included in long-term obligations on the consolidated balance sheets and are amortized over the term of the leases as a reduction in rent expense.

Goodwill and Acquired Intangible Assets

Management assesses goodwill related to reporting units for impairment annually as of May 31 or more frequently if an event occurs or circumstances indicate that the asset might be impaired and evaluates whether a write down of the carrying amount of goodwill is required. An impairment charge is recorded if the implied fair value of goodwill of a reporting unit is less than the book value of goodwill for that unit (See Note 5).

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

Income Taxes

The Company uses the asset and liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are determined based on temporary differences between the financial statement and tax basis of assets and liabilities and net operating loss and credit carryforwards using enacted tax rates in effect for the year in which the differences are expected to reverse. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Valuation allowances are established when necessary to reduce deferred tax assets to the amounts expected to be realized. Income tax expense is the tax payable for the period and the change in deferred tax assets and liabilities during the period. In determining the amount of any valuation allowance required to offset deferred tax assets, an assessment is made that includes anticipating future income and determining the likelihood of realizing deferred tax assets.

Effective June 1, 2007, the Company began accounting for uncertainty in income taxes recognized in the consolidated financial statements in accordance with Financial Accounting Standards Board (“FASB”) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”). FIN 48 requires that a more-likely-than-not threshold be met before the benefit of a tax position may be recognized in the consolidated financial statements and prescribes how such benefit should be measured. It also provides guidance on derecognition, classification, accrual of interest and penalties, accounting in interim periods, disclosure and transition. It requires that the new standard be applied to the balances of assets and liabilities as of the beginning of the period of adoption and that a corresponding adjustment be made to the opening balance of accumulated deficit. See Note 9.

Management must evaluate tax positions taken on the Company’s tax returns for all periods that are open to examination by taxing authorities and make a judgment as to whether and to what extent such positions are more likely than not to be sustained based on merit. Management judgment is required in determining the provision for income taxes, the deferred tax assets and liabilities and any valuation allowance recorded against deferred tax assets. Management judgment is also required in evaluation whether tax benefits meet the more-likely-than-not threshold for recognition under FIN 48.

It is the Company’s policy to classify interest and penalties on income tax liabilities as interest expense and administrative expense, respectively. The Company did not change its policy on classification of such amounts upon adoption of FIN 48.

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

Subscription and hosting fees and software maintenance fees are billed in advance on a monthly, quarterly or annual basis. Amounts that have been invoiced are recorded in accounts receivable and in deferred revenue or revenue, depending on whether the revenue recognition criteria have been met. Quarterly and annual payments are deferred and recognized monthly over the service period on a straight-line basis. Set up fees are deferred and recognized monthly on a straight-line basis over the contractual lives of the customer.

Subscription revenues and hosting fees consist of fees from customers accessing our on-demand application service. The Company follows the provisions of SEC Staff Accounting Bulletin No. 104, Revenue Recognition and Emerging Issues Task Force Issue No. 00-21, Revenue Arrangements with Multiple Deliverables. For revenue arrangements with multiple deliverables, the Company allocates the total customer arrangement to the separate units of accounting based on their relative fair values, as determined by the price of the undelivered items when sold separately. Professional services included in an application services arrangement with multiple deliverables are accounted for separately when these services have value to the customer on a standalone basis, and there is objective and reliable evidence of fair value of each undeliverable item of the arrangement. When accounted for separately, revenues are recognized as the services are rendered.

License revenues consist of fees earned from the granting of both perpetual and term licenses to use the software products. The Company recognizes revenue from the sale of software licenses in accordance with American Institute of Certified Public Accountants ("AICPA") Statement of Position ("SOP") No. 97-2, Software Revenue Recognition, and SOP No. 98-9, Modification of SOP 97-2, Software Revenue Recognition, with Respect to Certain Transactions, when all of the following conditions are met: a signed contract exists; the software has been shipped or electronically delivered; the license fee is fixed or determinable; and the Company believes that the collection of the fees is reasonably assured. License revenue is recorded upon delivery with an appropriate deferral for maintenance services, if applicable, provided all of the other relevant conditions have been met. The total fee from the arrangement is allocated based on Vendor Specific Objective Evidence ("VSOE") of fair value of each of the undelivered elements. Maintenance agreements are typically priced based on a percentage of the product license fee and are either multi-year or have a one-year term, renewable annually. VSOE of fair value for maintenance is established based on the stated renewal rates. Services provided to customers under maintenance agreements include technical product support and unspecified product upgrades. VSOE of fair value for the professional service element is based on the standard hourly rates the Company charges for services when such services are sold separately.

Source code revenue is generated by sales in small markets that we do not typically target. The sales are for old versions of specific applications or products that we no longer support or sell. As such, future earnings are not affected by these sales. The Company recognizes revenue when all of the revenue recognition criteria are met, which is typically when the services have been completed.

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

As described above, the Company defers certain revenues received and recognizes them ratably over the applicable term of service. If the revenue is expected to be recognized within the following twelve months, it is classified as a current liability on the accompanying consolidated balance sheets. If the revenue is expected to be recognized over a period longer than 12 months then the portion of revenue expected to be recognized greater than 12 months is classified as a long-term liability.

Cost of Goods Sold

The components of cost of goods sold in the accompanying consolidated statements of operations include all direct materials and direct labor associated with the generation of revenue of the Company’s software, rewards, products and career services.

Accounting for Stock-Based Compensation

The Company grants stock options and restricted stock units to employees, directors and consultants under the 2002 Amended and Restated Stock Option Plan (the “Plan”), which was most recently amended in October 2004. Under the Plan, as amended, the Company is authorized to issue up to 11,000,000 shares of common stock upon the exercise of stock options and an additional 1,000,000 shares of common stock for issuance of restricted stock unit grants.

Effective June 1, 2006, the Company adopted the provisions of Statement of Financial Accounting Standards (SFAS) No. 123R, Share-Based Payment and accounts for compensation expense for its stock based compensation plan using the fair-value method and recognized share-based employee compensation cost as a charge to net income Under this transition method, compensation expense associated with stock options recognized in fiscal 2006 includes expense related to the remaining unvested portion of all stock options awards granted prior to June 1, 2006 based on the grant date fair value estimated in accordance with the original provisions of SFAS 123R. SFAS 123R also requires an estimation of future forfeitures of share-based awards to be incorporated into the determination of compensation expense when recognizing expense over the requisite service period.

Compensation expense is determined using the fair-value method. The fair value of options granted was estimated at the date of grant using the Black Scholes option-pricing model with the following assumptions:

	Years Ended May 31,
	2008	2007

Weighted-average risk free interest rates	3.68%	4.72%
Expected dividend yield	0%	0%
Weighted-average expected volatility	78%	70%
Expected life (in years)	3.4	3.5

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

Foreign Currency Translation

These consolidated financial statements are presented in U.S. dollars. The parent company is located in Canada, and the functional currency of the parent company is the Canadian dollar. The Company’s subsidiaries use their local currency, which is the U.S. dollar, as their functional currency. Adjustments resulting from translating foreign functional currency financial statements into U.S. dollars are recorded as a separate component of stockholders’ equity. All assets and liabilities denominated in a foreign currency are translated into U.S. dollars at the exchange rate on the balance sheet date. Revenues and expenses are translated at the average exchange rate during the period. Equity transactions are translated using historical exchange rates. Foreign currency transaction gains and losses are included in net loss for the year and have not been material during the years ended May 31, 2008 and 2007.

Concentration of Credit Risk

The Company’s financial instruments that are exposed to concentrations of credit risk consist primarily of cash and cash equivalents, restricted cash, short-term investments and accounts receivable. At times, the Company’s deposits may exceed federally insured limits. Management believes that the use of credit quality financial institutions minimizes the risk of loss associated with these deposits. The majority of the Company’s sales are credit sales which are made primarily to customers whose ability to pay is dependent upon the industry economics prevailing in the areas where they operate; however, concentrations of credit risk with respect to trade accounts receivables is limited due to generally short payment terms. The Company also performs ongoing credit evaluation of its customers to help further reduce credit risk. Collateral is not required for accounts receivables.

Interest Rate Risk

The Company’s cash equivalents, restricted cash and short-term investments earn interest at fixed rates. While fluctuations in the prime rate could impact the Company’s financial results, management believes that the exposure to interest rate fluctuations, while impacting current cash outlays for interest payable, is limited.

Fair Value of Financial Instruments

The carrying amounts of the Company’s financial instruments, including cash and cash equivalents, short-term investments, restricted cash, accounts receivable, accounts payable, warrant liability and accrued expenses, approximate their fair values due to their short maturities. Based on borrowing rates currently available to the Company for similar terms and the duration of the debt instruments being primarily short term in nature, the carrying value of the warrant liability, capital lease obligations, notes payable and long-term obligations approximate fair value.

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

Segments

The Company’s chief operating decision maker is its Chief Executive Officer, who reviews financial information for two reportable segments. Accordingly, in accordance with SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information (SFAS 131), the Company has determined that it has two reporting segments: Enterprise Workforce Services and Career Networks (see Note 12).

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

In December 2007, the FASB issued Statement No. 141, “Business Combinations-Revised” (“SFAS No. 141(R)”). SFAS No. 141(R) establishes principles and requirements for how an acquirer in a business combination: recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any non-controlling interests in the acquiree; recognizes and measures goodwill acquired in the business combination or a gain from a bargain purchase price; and, determines what information to disclose to enable users of the consolidated financial statements to evaluate the nature and financial effects of the business combination. Statement 141 (R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The application of Statement 141 (R) will cause management to evaluate future transaction returns under different conditions, particularly the near term and long term economic impact to f expensing transaction costs up front.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities (“SFAS 161”). The new standard is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance and cash flows. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The Company is currently assessing the impact that SFAS 161 may have on its consolidated financial statements.

Reclassifications

Certain reclassifications have been made in the accompanying financial statements to conform to the current year presentation. These reclassifications have no impact on previously reported results of operations.

Note 2. Restricted Cash

Certain short-term investments were pledged as collateral as follows at May 31:

	2008	2007

Letters of credit for facility leases	$391,415	$396,387
Credit card reserves	-	128,110
	$391,415	$524,497

Note 3. Allowance for Doubtful Accounts

The following presents the detail of the changes in the allowance for doubtful accounts for the years ended May 31:

	2008	2007
Balance at beginning of the year	$711,087	$625,361
Charged to bad debt expense	485,087	85,502
Write-offs and effect of exchange rate changes	(686,372)	224
Balance at end of the year	$509,802	$711,087

The Company uses historical experience and knowledge of and experience with specific customers in order to assess the adequacy of the allowance for doubtful accounts. Any adjustments to this account are reflected in the accompanying statements of operations as a general and administrative expense.

Note 4. Equipment

Equipment consists of the following at May 31:

	2008	2007
Furniture, equipment and leasehold improvements	$1,830,175	$1,937,072
Office equipment	515,125	498,720
Computers and software	9,187,728	8,270,919
	11,533,028	10,706,711
Less accumulated depreciation	(9,572,192)	(7,991,217)
Equipment, net	$1,960,836	$2,715,494

Equipment includes equipment under capital lease totaling $1,958,566 at May 31, 2008. Accumulated amortization relating to equipment under capital leases totaled $1,132,385 at May 31, 2008 and $487,904 at May 31, 2007. Depreciation expense for equipment was $1,448,931 and $1,038,144 for the years ended May 31, 2008 and 2007, respectively.

Note 5. Acquired Intangible Assets and Goodwill

Acquired intangible assets consist of the following at May 31:

	2008		2007
		Accumulated		Accumulated
	Cost	Amortization	Cost	Amortization
Customer base	$8,132,722	$8,007,889	$8,132,722	$7,348,604

Acquired technologies	22,191,121	22,060,477	22,191,121	20,740,286

Intellectual property	1,322,760	1,128,262	1,322,760	955,123
	31,646,603	$31,196,628	31,646,603	$29,044,013

Less accumulated amortization	(31,196,628)		(29,044,013)

Net acquired intangible assets	$449,975		$2,602,590

Amortization expense for intangible assets was $2,152,615 and $5,464,833 for the years ended May 31, 2008 and 2007, respectively. The estimated future amortization expense related to intangible assets in existence as of May 31, 2008 is as follows:

Fiscal 2009	$428,475
Fiscal 2010	21,500
$449,975

Goodwill

The following represents the detail of the changes in the goodwill account for the years ended May 31, 2008 and 2007:

	Enterprise
	Workforce	Career
	Services	Networks	Total

Goodwill at May 31, 2006	$32,264,257	$12,457,602	$44,721,859
Contingent consideration	557,850	-	557,850
Purchase price allocation adjustment made within one year of acquisition date	(3,298)	-	(3,298)

Goodwill at May 31, 2007	$32,818,809	$12,457,602	$45,276,411
Impairment	(21,437,149)	(6,109,814)	(27,546,963)
Goodwill at May 31, 2008	$11,381,660	$6,347,788	$17,729,448

Based on the Company’s impairment tests and consideration of the current and expected future market conditions, we determined that goodwill for Enterprise Workforce and Career Networks operating segments was impaired in accordance with Statement of Financial Accounting Standards (“SFAS”) 142, Goodwill and Other Intangible Assets and the Company recorded non-cash, pre-tax goodwill impairment charges of approximately $21.4 million and approximately $6.1 million respectively. The analysis was conducted by independent valuation specialists. The decline in estimated fair values of the operating segments resulted from an analysis of the current economic conditions, the Company’s performance to budget and the lower estimated future cash flows.

Inherent in our fair value determinations are certain judgements and estimates, including projections of future cash flows, the discount rate reflecting the risk inherent in future cash flows, the interpretation of current economic indicators and market valuations and our strategic plans with regard to our operations. A change in these underlying assumptions would cause a change in the results of the tests, which could cause the fair value of one or more reporting units to be more or less than their respective carrying amounts. In addition, to the extent that there are significant changes in market conditions or overall economic conditions or our strategic plans change, it is possible that our conclusion regarding goodwill impairment could change, which could have a material adverse effect on our financial position and results of operations. Impairment charges related to reporting units which are not currently impaired may occur in the future if further market deterioration occurs resulting in a revised analysis of fair value.

Note 6. Investor Warrants

On August 3, 2007, the Company consummated a private placement of securities pursuant to which the Company raised $20,000,000 through the sale of two series of warrants. The first series of warrants (the “Special Warrants”) were convertible into 16,000,000 common shares at a conversion price of $1.25 per share. The Special Warrants had a five year life; however, after the fourth year the holder had the right to require the Company to purchase the unconverted portion at a price equal to fair value, which would be determined by an independent party selected by the Company and approved by the holder. The second series of warrants (the “Additional Warrants”) were convertible into 4,000,000 common shares at an exercise price of $1.40 per share over a five year life. On November 28, 2007, the Company was informed that it would not be receiving $1,000,000 of the $20,000,000 proceeds, from one of the investors, therefore reducing the amount raised to $19,000,000. This also reduced the number of Special Warrants sold to from 16,000,000 to 15,200,000 and reduced the number of Additional Warrants from 4,000,000 to 3,800,000.

Originally, we valued these warrants using the Black-Scholes valuation model which was updated each quarterly reporting period. On April 14, 2008, Workstream and the holders of its Special Warrants entered into a Forbearance Agreement pursuant to which the holders of the Special Warrants agreed to forbear, for a period of one year and one day, any rights they have to require the redemption of the Special Warrants as a result of the occurrence of triggering events under the Special Warrants and to any fees owing to the Special Warrant holders under the Registration Rights Agreement Workstream entered into with them.  Due to the triggering events described above, as of February 29, 2008, we no longer believe the Black-Scholes valuation model is indicative of the fair value of the Special Warrants.  As a result, we evaluated the possible outcomes and determined the weighted-average value of the warrant liability to be $19 million as of February 29, 2008.  This adjustment resulted in $13,051,901 of interest expense in the third quarter of fiscal 2008.

Pursuant to FASB Statement No. 150 “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” (“SFAS 150”), the Special Warrants were originally accounted for as a liability due to their redeemable feature, while the Additional Warrants have been accounted for as additional paid- in capital. Using the Black-Scholes valuation model, the Company determined the fair value of the Special Warrants to be $12,681,900 as of the closing of the private placement. Pursuant to Emerging Issue Task Force Issue 00-19 “Accounting for Derivative Financial Instruments Indexed to and Potentially Settled in a Company’s Own Stock” the value of the Additional Warrants originally amounted to $5,976,272 which was calculated as the net proceeds received less the value of the Special Warrants.

On August 29, 2008, we entered into a separate Exchange Agreement with each of the holders of our Special Warrants pursuant to which, among other things, each Investor exchanged its Special Warrant for a senior secured Note, in the original principal amount equal to the original purchase price of its Special Warrant (totaling, in the aggregate, approximately $19,000,000). Each Note is secured by a lien on all of our assets and our subsidiaries pursuant to the terms of a Security Agreement with each Investor. Interest on each Note accrues at an annual rate of 7%. The interest rate will increase to 12% per year if we have not repaid at least 50% of the sum of the original principal amount of the Note plus all accrued but unpaid interest and late charges, if any, upon the one-year anniversary of the issuance of the Note. Interest is payable at maturity of each Note, which is August 29, 2010. Upon the occurrence of an event of default, as defined in the Notes, an Investor may require us to redeem all or a portion of such Investor’s Note at a price equal to 110% of the sum of the principal amount of the Note, accrued and unpaid interest and late fees, if any, to be redeemed. Upon a Disposition (as defined in the Notes) of assets, we have agreed to use 75% of the gross proceeds from such Disposition to redeem the Notes (on a pro rata basis among the Investors) and 25% (such amount not to exceed $2,500,000) of the gross proceeds may be retained by us. In addition, in the event that we receive cash, cash equivalents or publicly-traded securities in an amount exceeding $2,000,000 in connection with the settlement of certain litigation involving us, we agree to use 75% of the amount received in excess of $2,000,000 to redeem the Notes (on a pro rata basis among the Investors). Each Note contains customary covenants with which we must comply. Each of our subsidiaries delivered a Guaranty pursuant to which it agreed to guarantee our obligations under each Note.

Pursuant to the terms of the Exchange Agreement, each Investor also exchanged the additional warrant held by it for a new warrant exercisable for the same number of common shares at an exercise price of $.25 per share. All other material terms of the new warrants are substantially the same as those contained in the warrants being exchanged, including the existence of anti-dilution provisions that provide for a full adjustment of the exercise price and the number of common shares to be issued in the event we, in certain circumstances, issue securities at a price below the exercise price of the New Warrants. Each New Warrant must be exercised on or prior to August 3, 2012 or it will expire by its terms.

The note payable contains covenants that, among other things, limit our ability and the ability of our subsidiaries to:
•	Incur additional indebtedness;
•	create liens;
•	pay dividends or repurchase capital stock;
•	restricts payments;
•	restriction on transfer of assets.

Upon the occurrence of an event of default, as defined in the Notes, an Investor may require the Company to redeem all or a portion of such Investor’s Note at a price equal to 110% of the sum of the principal amount of the Note, accrued and unpaid interest and late fees, if any, to be redeemed. While management does not believe that the Company is in an event of default as of November 14, 2008, there can be no guarantee that the Company will not be in default during fiscal year 2009 and beyond. In the event of default, without a waiver from the note holders, the Company may not be able to comply with the requirements of an event of default.

Note 7. Accrued Liabilities

Accrued liabilities consist of the following at May 31:

	2008	2007

Taxes	$403,939	$430,206
Legal & professional fees	695,000	1,135,661
Audit & tax fees	132,886	260,796
Merger costs	570,881	-
Consulting fees	504,000	98,000
Sales tax payable	633,723	605,380
Other	139,289	490,661
	$3,079,718	$3,020,704

Note 8. Long-Term Obligations

On October 12, 2006, the Company consummated a loan transaction pursuant to which it borrowed $15,000,000 under a Senior Secured Note Agreement. In conjunction with this transaction the Company liquidated certain short-term investments and used the funds, along with the related restricted cash balances to pay off the then outstanding balance of its line of credit and term loan as required by the terms of the secured note agreement. Under the terms of the agreement, interest on the loan was due monthly at a rate of prime plus 2.5% per annum for the initial 180 days and at a rate of prime plus 3.5% per annum for the remainder of the loan. The term of the loan was for 545 days and could be prepaid at the option of the Company. Upon repayment of the loan for any reason, the agreement provided that the Company was going to pay to the lender an additional payment such that the lender receives an internal rate of return of 30% per annum during the initial 180 days of the loan and 40% per annum during the remainder of the term of the loan. The loan agreement contained various financial covenants that required the Company to maintain at all times at least $15,000,000 of qualified accounts receivable and cash and to maintain cash of at least $10,000,000. Estimated financing costs associated with the loan totaled $350,000. Financing costs were being amortized over the term of the loan to interest expense.

In connection with the loan described above, the Company issued the lender a warrant to purchase 2,750,000 shares of its common shares at an exercise price of $.01 per share. The fair value of the warrants was determined using the Black-Scholes pricing model and gave rise to an original issue discount on the loan of $2,392,500. The discount was being amortized over the term of the loan to interest expense.

On January 4, 2007, the Company announced that the Board of Directors had approved an agreement in principle with its lender to amend the senior credit facility from a $15 million Senior Secured Note with an 18 month term, to a Senior Line of Credit, comprising of a $5 million designated sublimit drawn against the line and an additional $10 million available through an accounts receivable backed credit facility. The amendment, which had an effective date of March 30, 2007 provided, among other things, that the guaranteed internal rate of return payments would be eliminated effective January 1, 2007 and $10 million of the initial principal was to be repaid to the lender, essentially converting it to a commitment under an asset backed line of credit. The only significant economic covenant that the lenders imposed was a $1 million block on the availability based on eligible receivables. The cost of the amendment was a restructuring fee of $750,000, which included $637,000 of interest previously accrued under the guaranteed interest provisions through January 1, 2007 and an additional $113,000 of financing costs, $200,000 of the aggregate fee was paid at closing and $550,000 was due in December 2007. The designated sublimit was to be amortized ratably on a 60 month amortization. The Senior Line of Credit bore interest at prime plus 3% per annum, had a termination date of February 1, 2008 and required an annual renewal with the lender.

The Company consummated financing of $19 million in August of 2007. Immediately after funding of the transaction, the outstanding obligation under the senior line of credit, which totaled approximately $6.1 million, the remaining restructuring fee of $550,000 and other miscellaneous fees were paid off in their entirety approximately $1,300,000 of the early extinguishment of debt expense was included in interest and other expense in the consolidated statement of operations.

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

The Company entered into various capital lease obligations for equipment to be housed in an outside data center facility. Leases relating to this equipment, amounting to $653,442 are included in the following schedule. All capital leases are being paid on a monthly and quarterly basis.

Long-term obligations consist of the following at May 31:

	2008	2007

Senior Line of Credit	$-	$5,816,668
Less:Unaccreted warrant discount	-	(1,318,049)
	-	4,498,619
Leasehold inducements	41,917	98,076
Term loan	123,798	-
Capital lease obligations	653,442	1,283,394
Warrant liability	19,000,000	-
	19,819,157	5,880,089

Less: current portion of:
Notes payable	-	4,498,619
Long-term obligations	543,170	639,445
	$19,275,987	$742,025

Fiscal 2009	$543,170
Fiscal 2010	174,900
Fiscal 2011	19,040,725
Fiscal 2012	35,614
Fiscal 2013	24,748
	$19,819,157

Note 9.  Income Taxes

The Company operates in several tax jurisdictions. Its income is subject to varying rates of tax, and losses incurred in one jurisdiction cannot be used to offset income taxes payable in another.

The loss before income taxes consisted of the following (rounded):

	Years ended May 31,
	2008	2007

Canadian domestic loss	$3,783,000	$3,082,000
United States loss	48,720,000	10,552,000
Loss before income taxes	$52,503,000	$13,634,000

The provision for (benefit from) income taxes consists of the following (rounded):

	Years ended May 31,
	2008	2007

Canadian domestic:
Current income taxes	$-	$-

United States:
Current income taxes	114,000	124,000
Deferred income taxes	-	-
Income tax expense (recovery)	$114,000	$124,000

A reconciliation of the combined Canadian federal and provincial income tax rate with the Company’s effective income tax rate is as follows (rounded):

	Years ended May 31,
	2008	2007
Combined Canadian, federal and provincial tax rate	36.12%	36.12%

Income tax recovery based on combined Canadian, federal and provincial rate	$18,964,000	$4,925,000
Effect of foreign tax rate differences	578,000	412,000
Change in enacted tax rates	(80,000)	(600,000)
Non-deductible amounts	10,000	26,000
Non-deductible goodwill impairment	(9,950,000)	-
Non-deductible warrant liability valuation	(2,282,000)	-
Change in valuation allowance	3,090,000	(3,585,000)
Effect of changes in carryforward amounts	(11,005,000)	(1,624,000)
Effect of foreign exchange rate differences	430,000	298,000
Other	131,000	24,000

Income tax expense	$(114,000)	$(124,000)

The components of the Company’s net deferred income taxes are as follows (rounded):

	Years ended May 31,
	2008	2007

Deferred income tax assets:
Scientific Research and Experimental Development ("SR&ED") expenses	$-	$667,000
Loss carryforwards	24,309,000	28,730,000
Asset basis differences	5,425,000	3,812,000
Deferred Revenue	999,000	776,000
Share issue costs	14,000	169,000
Investment tax credits	611,000	580,000
Share Based Compensation	988,000	440,000
Share Based OID	-	430,000
Accrued expenses	625,000	360,000
Accrued vacation	131,000	148,000
Allowance for bad debts	203,000	283,000
	33,305,000	36,395,000

Less: valuation allowance	(33,305,000)	(36,395,000)
Net deferred income tax assets	-	-

Deferred income tax liabilities:
Intangible assets	-	-
Net deferred income tax liabilities	$-	$-

The Company has incurred net losses since inception. At May 31, 2008, the Company had approximately $49,800,000 in net operating loss carryforwards for U.S. federal and state income tax purposes that expire in various years through 2028, and approximately CDN $12,900,000 in net operating loss carryforwards for Canadian federal and provincial income tax purposes that expire in various years through 2028. A substantial portion of these losses are subject to a complex set of rules in the Internal Revenue Code which limits a company’s ability to utilize net operating losses and tax credit carry forwards following an ownership change. Management has determined that there is sufficient uncertainty regarding the ultimate realization of deferred tax assets relating to the United States operations and therefore, has provided a valuation allowance for the entire balance of the deferred tax assets. The change in valuation allowance for the years ended May 31, 2008 and May 31, 2007 was an increase (decrease) of $3,090,000 and ($3,585,000) respectively, resulting primarily from net operating losses generated and expired during the periods.

The Company adopted the provisions of FIN 48 on June 1, 2007. As a result of the implementation of FIN 48, the Company did not recognize a change in the liability for unrecognized tax benefits related to tax positions taken in prior periods and thus, did not record a change in its opening accumulated deficit. During the year ended May 31, 2008, there was no activity related to prior or current years’ tax positions, settlements or reductions resulting from expirations of unrecognized tax benefits or obligations.

Accordingly, there are no unrecognized tax benefits that, if recognized, would affect the effective tax rate. No interest or penalties have been accrued in the consolidated financial statements related to unrecognized tax benefits. The Company does not expect a significant increase or decrease in unrecognized tax benefits during the next 12 months. As of May 31, 2008, the Company’s 2004 through 2007 U.S. tax years and 2001 through 2007 Canadian tax years were open to examination by the federal and major state taxing authorities.

Note 10.  Stockholders’ Equity

The authorized share capital consists of an unlimited number of no par value common shares, an unlimited number of no par value Class A Preferred Shares (the “Class A Preferred Shares”), and an unlimited number of no par value Series A Convertible Preferred Shares (the “Series A Shares”). There were 52,442,818 and 51,531,152 common shares issued and outstanding as of May 31, 2008 and 2007, respectively. There was no Class A Preferred Shares or Series A Shares outstanding as of May 31, 2008 and 2007.

Stock-Based Compensation Plan

The Company has granted stock options to employees, directors and consultants under the 2002 Amended and Restated Stock Option Plan (the “Plan”), which was most recently amended in November 2007. Under the Plan, as amended, the Shareholders have approved the Company to issue up to 4,000,000 shares of common stock upon the exercise of stock options. In addition, the Plan reserves, an additional 1,000,000 shares of common stock for issuance of restricted share grants. The Compensation Committee of the Board of Directors administers the Plan. Under the terms of the Plan, the exercise price of the options shall not be lower than the fair market value of the common stock on the date of the grant. Options to purchase shares of common stock generally vest ratably over a period of three years and expire five years from the date of grant.

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

The Company recognized $558,681 and $785,541of stock-based compensation expense resulting from stock options as a component of general and administrative expenses in the consolidated statement of operations for the years ended May 31, 2008 and 2007, respectively.

Stock option activity and related information is summarized as follows:

		Weighted	Weighted		Aggregate
	Number	Average	Average	Options	Intrinsic
	of Options	Exercise Price	Fair Value	Exercisable	Value
Balance outstanding - May 31, 2006	2,198,903	2.11		871,829

Granted	2,957,970	1.12	0.60
Exercised	-
Forfeited	(1,044,010)	1.92
Balance outstanding - May 31, 2007	4,112,863	1.41		1,066,988

Granted	2,441,150	0.81	0.45
Exercised	(40,000)	0.98
Forfeited	(4,157,465)	1.23
Balance outstanding - May 31, 2008	2,356,548	1.23		1,228,341	-

Information about options outstanding at May 31, 2008 is as follows:

	Options Outstanding			Options Exercisable
		Weighted
		Average
		Remaining	Weighted		Weighted
		Contractual	Average		Average
		Life	Exercise		Exercise
Exercise Price	Shares	(Years)	Price	Shares	Price

Less than $.99	1,004,600	4.36	$0.76	546,066	$0.77
$1.00-$1.99	1,110,565	3.04	$1.35	444,726	$1.41
$2.00-$2.99	187,400	1.27	$2.47	183,566	$2.47
$3.00-over	53,983	1.58	$3.24	53,983	$3.24
Total	2,356,548			1,228,341

The aggregate intrinsic value in the table above represents total intrinsic value (of options in the money), which is the difference between the Company’s closing stock price on the last trading day of fiscal 2008 and the exercise price times the number of shares, that would have been received by the option holders had the option holders exercised their options on May 31, 2008.

As of May 31, 2008, $324,806 of total unrecognized compensation costs related to non-vested stock options is expected to be recognized over the weighted average period of 2.8 years. The realized tax benefit from stock options and other share based payment was zero for the years ended May 31, 2008 and 2007 due to the uncertainty of realizability.

The Company grants restricted stock units to certain management and members of the Board of Directors. Each restricted stock unit represents one share of common stock and vests ratably over three years. The Company will then issue common stock for the vested restricted stock units. During the vesting period, the restricted stock units cannot be transferred, and the grantee has no voting or dividend rights. The cost of the awards, determined to be the fair market value of the shares at the date of the grant, is expensed ratably over the vesting period. The compensation expense associated with the restricted stock units totaling $814,834 for fiscal 2008 is included in general and administrative expenses on the statement of operations and in additional paid-in capital on the balance sheet. As of May 31, 2008 there was $160,697 of total unrecognized compensation costs related to non-vested restricted stock units. During fiscal 2008, the Company granted a total of 705,000 restricted stock units to senior management and members of the Board of Directors. At May 31, 2008, 486,670 restricted stock units were outstanding including 264,444 that were fully vested.

Number Restricted Shares	Weighted Average Grant Date Fair Value
Balance non-vested - May 31, 2006	220,000

Granted	510,000	0.98
Vested	(83,335)	2.06
Forfeited	(53,334)	1.14
Balance non-vested - May 31, 2007	593,331

Granted	705,000	0.94
Vested	(370,000)	1.09
Forfeited	(441,661)	1.15
Balance non-vested - May 31, 2008	486,670

Warrants

Outstanding warrants to purchase shares of common stock as of May 31, 2008 are as follows:

Exercise Price	Expiration	Shares

$1.25	August 2012	15,200,000
$0.25	August 2012	3,800,000
$1.60	December 2008	162,500
$3.50	December 2008	2,825,001
$0.01	October 2011	2,350,000
		24,337,501

All warrants outstanding are exercisable at May 31, 2008.

Earnings per Share

For all the years presented, diluted net loss per share equals basic net loss per share due to the anti-dilutive effect of employee stock options, restricted stock units, warrants and escrowed shares. The following outstanding instruments could potentially dilute basic earnings per share in the future:

May 31, 2008
Stock options	2,356,548
Restricted stock units	486,670
Escrowed shares	108,304
Warrants	24,337,501
Potential increase in number of shares from dilutive instruments	27,289,023

Note 11.  Comprehensive Loss

Components of comprehensive loss were as follows:

	Years ended May 31,
	2008	2007

Net loss for the year	$(52,616,875)	$(13,758,473)
Other comprehensive loss:
Foreign currency translation adjustments (net of tax of $0)	68,098	4,493

Comprehensive loss for the year	$(52,548,777)	$(13,753,980)

Note 12. Major Customer Information

Direct sales to Liberty Mutual represented 10% or more of net sales and amounted to approximately $3,623,000 and $3,591,000 for the years ended May 31, 2008 and 2007 respectively. Sales were for rewards products and merchandise for the Enterprise Workforce segment.

Sales to Liberty Mutual represented approximately 13% and 12%, respectively, of revenue for the year ended May 31, 2008 and 2007. No other customer sales totaled greater than 10 percent of revenue for years ended May 31, 2008 and 2007.

Note 13.  Segmented and Geographic Information

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

The following is a summary of the Company’s operations by business segment and by geographic region for the years ended May 31, 2008 and 2007:

Business Segment
	Enterprise
	Workforce	Career
	Services	Services	Total

Year ended May 31, 2008
Software	$9,662,463	$9,000	$9,671,463
Professional services	3,273,829	-	3,273,829
Rewards and discount products	5,531,613	-	5,531,613
Career Networks	-	9,137,398	9,137,398
Revenue	18,467,905	9,146,398	27,614,303
Cost of revenues, rewards and discount products	4,132,236	-	4,132,236
Cost of revenues, other	2,011,264	679,308	2,690,572
Gross profit	12,324,405	8,467,090	20,791,495
Expenses	24,624,528	9,351,909	33,976,437
Impairment charges - goodwill	21,437,149	6,109,814	27,546,963
Amortization and depreciation	3,526,935	74,611	3,601,546
Business segment loss	$(37,264,207)	$(7,069,244)	(44,333,451)

Other income/(expenses) and impact of income taxes			(8,283,424)
Net loss			$(52,616,875)

	Enterprise
	Workforce	Career
	Services	Services	Total
As of May 31, 2008
Business segment assets	$5,564,763	$748,261	$6,313,024
Intangible assets	449,975		449,975
Goodwill	11,381,660	6,347,788	17,729,448
	$17,396,398	$7,096,049	24,492,447
Assets not allocated to business segments			3,894,735
Total assets			$28,387,182

The Company does not allocate to the segments for profit and loss presentation other income/(expenses) that includes interest expense, interest income, income taxes and warrant interest expense. The Company also does not allocate certain assets to the segments for asset presentation which are cash, restricted cash and short term investments. The Company deems these costs to be corporate costs that would not necessarily be a part of the individual segment ordinary course of business or does not records these assets by segment.

Business Segment (Continued)

	Enterprise
	Workforce	Career
	Services	Services	Total

Year ended May 31, 2007
Software	$10,295,086	$-	$10,295,086
Professional services	4,290,960	-	4,290,960
Rewards and discount products	5,632,998	-	5,632,998
Career Networks		9,089,725	9,089,725
Revenue	20,219,044	9,089,725	29,308,769
Cost of revenues, rewards and discount products	4,175,539	-	4,175,539
Cost of revenues, other	2,670,105	554,988	3,225,093
Gross profit	13,373,400	8,534,737	21,908,137
Expenses	17,775,946	8,745,106	26,521,052
Amortization and depreciation	6,413,871	89,105	6,502,976
Business segment loss	$(10,816,417)	$(299,474)	(11,115,891)
Other income/(expenses) and impact of income taxes			(2,642,582)
Net loss			$(13,758,473)

	Enterprise
	Workforce	Career
	Services	Services	Total
As of May 31, 2007
Business segment assets	$6,760,179	$678,635	$7,438,814
Intangible assets	2,602,590	-	2,602,590
Goodwill	32,818,809	12,457,602	45,276,411
	$42,181,578	$13,136,237	55,317,815
Assets not allocated to business segments			3,342,948
Total assets			$58,660,763

The Company does not allocate to the segments for profit and loss presentation other income/(expenses) that includes interest expense, interest income, income taxes and warrant interest expense. The Company also does not allocate certain assets to the segments for asset presentation which are cash, restricted cash and short term investments. The Company deems these costs to be corporate costs that would not necessarily be a part of the individual segment's ordinary course of business or does not record these assets by segment.

Geographic

	Canada	United States	Total

Year ended May 31, 2008
Revenue	$1,407,875	$26,206,428	$27,614,303
Expenses	5,090,242	66,857,513	71,947,755
Geographical loss	$(3,682,367)	$(40,651,085)	(44,333,452)
Other income/(expenses) and impact of income taxes			(8,283,423)
Net loss			$(52,616,875)

	Canada	United States	Total
As of May 31, 2008
Long-lived assets	$1,463,762	$18,754,784	$20,218,546
Current assets			8,168,636
Total assets			$28,387,182

	Canada	United States	Total

Year ended May 31, 2007
Revenue	$1,523,451	$27,785,318	$29,308,769
Expenses	4,587,696	35,836,965	40,424,660
Geographical loss	$(3,064,245)	$(8,051,647)	(11,115,891)
Other income/(expenses) and impact of income taxes			(2,642,582)
Net loss			$(13,758,473)

	Canada	United States	Total
As of May 31, 2007
Long-lived assets	$2,303,676	$48,375,941	$50,679,617
Current assets			7,981,146
Total assets			$58,660,763

Note 14. Commitments and Contingencies

Lease Commitments

A summary of the future minimum lease payments under the Company’s non-cancelable leases as of May 31, 2008 is as follows:

	Capital Leases	Operating Leases

		Facilities	Equipment	Total

Year ended May 31:
2009	$532,615	$955,064	$197,305	$1,684,984
2010	147,982	455,071	59,241	662,294
2011	8,941	361,247		370,188
2012	-	311,338	-	311,338
2013	-	216,031	-	216,031

Total minimum lease payments	689,538	$2,298,751	$256,546	$3,244,835

Less amount representing interest	(36,096)

Total principal lease payments	653,442

Less current maturities	(501,204)

	$152,238

Rent expense, recorded on the consolidated statements of operations in general and administrative expense, totaled $1,265,974 and $1,551,571 for the years ended May 31, 2008 and 2007, respectively.

Letters of Credit

At May 31, 2008, the Company had provided two letters of credit totaling $391,415 as security for office leases in Florida and Ontario, which were collateralized by short-term investments that are maintained at the granting financial institution (see Note 2).

Retirement Plans

The Company has three 401(k) plans that cover all eligible employees. The Company is not required to contribute to the plans and has made no contributions to date.

Contingencies

On or about August 10, 2005, a class action lawsuit was filed against the Company, its former Chief Executive Officer and its former Chief Financial Officer in the United States District Court for the Southern District of New York. The action, instituted on behalf of a purported class of purchasers of the Company’s common shares during the period from January 14, 2005 to and including April 14, 2005 (the class period), alleges, among other things, that management provided the market misleading guidance as to anticipated revenues for the quarter ended February 28, 2005, and failed to correct this guidance on a timely basis. The action claims violations of Section 10(b) of the Securities Exchange Act of 1934 (the “Exchange Act”) and Rule 10b-5 promulgated thereunder, as well as Section 20(a) of the Exchange Act, and seeks compensatory damages in an unspecified amount as well as the award of reasonable costs and expenses, including counsel and expert fees and costs. The Court certified the case as a class action.

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

The Company has directors and officers’ liability insurance, which covers the liability of the individual defendants in the amount of $10 million. The Company has reached an agreement with its primary insurance carrier limiting the Company’s exposure, in the event of a resolution within the Company’s insurance limits, to $600,000. The $600,000 was accrued for in fiscal year 2007 and is included in accrued liabilities.

The parties have agreed to settle the claims in consideration of the payment of $3 million by the Company’s insurance carrier and issuance by the Company of $600,000 in common shares. The Court held a hearing on June 24, 2008 to consider the fairness of the settlement after notice of the settlement and the hearing had been given to the class. No opposition to approval of the settlement was presented at the hearing. On August 13, 2008, the court entered a final judgement in the case which became final on September 12, 2008.

* * *

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

The case has been settled for $3.9 million dollars of which $3.3 million is cash and $600,000 in common shares, pursuant to written agreement, and the litigation has been dismissed. The settlement of the claims against defendants was funded by proceeds from the Company’s insurance policies.

On June 24, 2008, the Company filed a lawsuit in the Superior Court of the State of Delaware in and for New Castle County (the “State Court Lawsuit”) against Empagio Acquisition, LLC (“Empagio”) and SMB Capital Corporation (“SMB”) to obtain the $5 million termination fee required to be paid by Empagio and SMB pursuant to Section 7.02 of the Agreement and Plan of Merger dated as of February 12, 2008 among the Company, Workstream Merger Sub Inc., Empagio and SMB, which agreement was terminated by the Company on June 13, 2008. On June 25, 2008, Empagio and SMB filed a lawsuit against the Company in the United States District Court for the District of Delaware (the “Federal Lawsuit”) alleging entitlement to a $3 million termination fee pursuant to the Agreement and Plan of Merger. On July 29, 2008, Empagio and SMB filed a notice of voluntary dismissal of their Federal Lawsuit based on an understanding that Empagio and SMB would make their claim as part of the Company’s State Court Lawsuit. Workstream intends to vigorously pursue the lawsuit.

The Company is subject to other legal proceedings and claims which arise in the ordinary course of business. The Company does not believe that the resolution of such actions will materially affect the Company’s business, results of operations, financial condition or cash flows.

* * *

Note 15.  Quarterly Results (Unaudited)

The following table summarizes selected quarterly data of the Company for the years ended May 31, 2008 and 2007:

	Quarter Ended
	August 31,	November 30,	February 28,	May 31,
	2007	2007	2008	2008

Revenues, net	7,368,160	7,052,195	6,184,526	7,009,422
Gross profit	5,633,003	5,169,986	4,504,109	5,484,397
Net income/(loss) for the period	(5,501,035)	782,411	(19,725,714)	(28,172,537)
Weighted average number of common shares outstanding during the period	51,532,456	55,629,959	51,926,151	51,899,782
Basic and diluted net loss per common share	$(0.11)	$0.01	$(0.38)	$(0.54)

Note 16. Subsequent Events

Potential sale of 6FigureJobs.com

Workstream has reduced expenses in an effort to align revenues with expenses with the goal of becoming profitable quarter after quarter. On August 4th, 2008 the Board of Directors of Workstream actively engaged an investment bank to sell 6Figuresjobs.com which is reported under the Career Networks segment of business. The carrying value of the assets of 6FJ at May 31, 2008 are $3,891,000 consisting of $3,405,000 of goodwill and $478,000 of accounts receivable. The carrying value of the liabilities are $790,000 consisting of $596,000 of deferred revenue and $127,000 of accrued liabilities. The move is designed to infuse the Company with cash to enhance the Company’s working capital position as well as to reduce the warrant liability. The timing of such sale has not been determined as the Company is still researching other options to infuse the Company with money. Per the note made with the Special Warrant Holders (SWH) Workstream is to receive 25% of any proceeds from the sale of any assets and the SWH are to receive 75% of any proceeds. 6Figuresjobs.com is considered an industry leader in the job board market and is a part of the Career Networks division. Workstream is continuing to consider all opportunities to raise capital and align the Company’s business operations with its strategic focus.

Termination of Empagio merger agreement

On June 24, 2008, Workstream Inc. (“The Company”) filed a lawsuit against Empagio Acquisition, LLC (“Empagio”) and SMB Capital Corporation (“SMB”) to obtain the $5 million termination fee required to be paid by Empagio and SMB pursuant to Section 7.02 of the Agreement and Plan of Merger dated as of February 12, 2008 among the Company, Workstream Merger Sub Inc., Empagio and SMB, which agreement was terminated by the Company on June 13, 2008. On June 25, 2008, Empagio and SMB filed a lawsuit against Workstream Inc. alleging entitlement to a $3 million termination fee pursuant to the Agreement and Plan of Merger dated as of February 12, 2008 among the Company, Workstream Merger Sub Inc., Empagio and SMB, which agreement was terminated by the Company on June 13, 2008. Prior to commencement of the Federal Lawsuit, the Company initiated a lawsuit against Empagio and SMB. On July 29, 2008, Empagio and SMB filed a notice of voluntary dismissal of their Federal Lawsuit based on an understanding that Empagio and SMB would make their claim as part of the Company’s State Court Lawsuit. Workstream is vigorously defending itself against the $3 million claim.

Notification from NASDAQ

On September 23, 2008, the Company issued a press release announcing that on September 17, 2008 it received notification from the NASDAQ Stock Market that it is not in compliance with the requirements for continued listing set forth in NASDAQ Marketplace Rule 4310(c)(14) because of its failure to file its annual report on Form 10-K for the fiscal year ended May 31, 2008.  Consequently, Workstream’s common shares are subject to delisting on September 26, 2008 unless Workstream files an appeal.  The Company filed an appeal of a delisting notice delivered to us by the NASDAQ with the NASDAQ Listing Qualifications Panel requesting continued listing of our common shares until the Panel’s review and determination. A hearing before the Panel to consider the appeal occurred on October 30, 2008. We are awaiting a determination by the Panel on our matter.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A(T). CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, referenced herein as the Exchange Act. These disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. The Company carried out, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and the Company’s Chief Financial Officer, an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures performed pursuant to Rule 13a-15 under the Securities Exchange Act of 1934 as amended. For the fiscal year ended January 31, 2008, the Company’s Chief Executive Officer and its Chief Financial Officer determined that a material weakness existed by reason of inadequate staffing in the Company’s accounting department. As a result, controls over the Company’s financial reporting process and oversight thereof were not adequate to prevent or detect misstatements in the accuracy of management’s estimates and disclosures on a timely basis, resulting numerous adjustments to the Company’s financial statements that were not detected by the Company’s accounting staff. We attributed the weaknesses to a lack of sufficient and appropriate internal expertise to resolve technical accounting issues. During fiscal year 2008, we added additional members to our in-house accounting staff. While the impact of these additions has been positive, there has not been adequate time for us to conclude that the material weaknesses have been fully remediated. We will continue to monitor the effectiveness of these control enhancements during fiscal year 2009 prior to reaching a conclusion on full remediation.
  Given the identification of the above material weakness, we have decided on a course of action that we anticipate will remediate this material weakness. This includes plans to hire additional experienced accounting staff to provide sufficient time and resources to review the consolidation and supporting financial statement disclosure schedules independent of the preparer and research all applicable accounting pronouncements as they relate to our financial statements and underlying disclosures.

Notwithstanding the existence of this material weakness in internal control over financial reporting relating to insufficient staffing in its accounting department, the Company believes that the consolidated financial statements in this Annual Report on Form 10-K fairly present, in all material respects, the Company’s consolidated financial condition as of January 31, 2008 and 2007, and consolidated results of its operations and cash flows for the years ended January 31, 2008, 2007 and 2006, in conformity with U.S. generally accepted accounting principles (GAAP).

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

Report of Management on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Exchange Act as a process designed by, or under the supervision of, the Company’s principal executive and principal financial officers and implemented by the Company’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those polices and procedures that:

•	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the company;

•
Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with Generally Accepted Accounting Principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and

•
Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements.

A significant deficiency is a control deficiency, or combination of control deficiencies, that adversely affects a company’s ability to initiate, authorize, record, process, or report external financial data reliably in accordance with generally accepted accounting principles such that there is a more than remote likelihood that a misstatement of a company’s annual or interim financial statements that is more than inconsequential will not be prevented or detected. An internal control material weakness is a significant deficiency, or combination of significant deficiencies, that results in more that a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Under the supervision and with the participation of the Company’s management, including the Company’s CEO and CFO, the Company conducted an assessment of the effectiveness of its internal control over financial reporting based on criteria established in “Internal Control - Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission, also known as COSO. Based on this assessment, management concluded that the Company’s internal control over financial reporting was not effective as of May 31, 2008, based on those criteria.

/s/ Steve Purello	/s/ Jay Markell
Steve Purello	Jay Markell
President and Chief Executive Officer	Chief Financial Officer

November 14, 2008

ITEM 9B. OTHER INFORMATION

None.

PART 111

Item 10. Directors and Executive Officers of the Registrant

Set forth below is certain information regarding our directors and executive officers:

Name	Age	Position
Michael Mullarkey	40	Chairman of the Board of Directors
Thomas Danis	61	Director
Michael Gerrior	58	Director
Mitchell Tuchman	52	Director
Steve Purello	40	President and Chief Executive Officer
Jay Markell	40	Chief Financial Officer

Michael Mullarkey has been the Chairman of our Board of Directors since November 2001 and served as our Chief Executive Officer from April 2001 through January 2007. From April 2003 until December 2006, Mr. Mullarkey assumed the responsibilities of President, a position he previously held from April 2001 until November 2001. From January 2001 to April 2001, Mr. Mullarkey was the President, Secretary and a Director of Paula Allen Holdings, Inc., a full service outplacement firm in the United States, which we acquired in April 2001. From October 1999 to December 2000, Mr. Mullarkey returned to Sony Corporation where he served as General Manager. From January 1998 to September 1999, Mr. Mullarkey was the co-founder and managing director of Information Technology Mergers & Acquisitions, LLC, an investment capital group managing private equity funding and investing in emerging technology markets and organizations. From October 1989 to February 1997, Mr. Mullarkey was employed by Sony Corporation of America, a subsidiary of Sony Corporation, where his most recent position was Vice President and General Manager. Prior to serving as Sony Corporation of America’s Vice President and General Manager, Mr. Mullarkey served as its National Sales Manager, a position he held from 1992 to 1994, and prior to that he served as one of its Sales Executives.

Thomas Danis has been a member of our Board of Directors since 2001.  Mr. Danis is currently a consultant with Aon Corporation, a provider of risk management services, insurance and reinsurance brokerage, human capital and management consulting, and specialty insurance underwriting.  Prior to becoming a consultant in 2007, Mr. Danis served as an executive with Aon. During 2001, Mr. Danis was the Market Area Leader for Southern California with Aon Risk Services and was responsible for the offices in this area.  From 1993 to 2000, Mr. Danis was a Managing Director of the Mergers & Acquisitions Practice for Aon, as well as their St. Louis office.  Mr. Danis serves on the Board of Directors of International Wire Group, Inc. and International Wire Holding Company.  Mr. Danis also serves on the Board of RCP Advisors, a fund to funds private equity firm.

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

Mitchell Tuchman has been a member of our Board of Directors since November 2005. Mr. Tuchman is currently an investment consultant and has served as a consultant and sub-advisor to Apex Capital, LLC, a hedge fund based in Orinda, California, where he has advised on the firm's technology micro-cap and special situations portfolio that ranges from $30 million to $200 million. In 2000, Mr. Tuchman co-founded and remains General Partner of Net Market Partners, LP, a venture fund specializing in business-to-business e-commerce investments. From 1998 to 2000, Mr. Tuchman ran an incubator that assisted venture-backed Internet companies to optimize their business models, develop strategies, consummate key strategic partnerships and raise capital. Mr. Tuchman serves on the Board of Directors of Kowabunga!, a provider of interactive performance-based advertising networks and technology platforms.

Steve Purello has been our President and Chief Executive Officer since February 2008. Prior to this appointment, Mr. Purello served as General Manager of the Company’s Career Networks business from January 2005 until February 2008. In November 2006, Mr. Purello became responsible for managing our Rewards and Recognition business. From 2003 until January 2005, Mr. Purello served as General Manager of our 6FigureJobs subsidiary.

Jay Markell joined us in April 2007 as our Controller. In February 2008, Mr. Markell was appointed to serve as our Chief Financial Officer. From January 2006 until joining us, Mr. Markell served as Controller of Data2Logistics, a privately-held freight payment company. Prior to joining Data2Logistics, from September 2002 until January 2006 Mr. Markell was Controller of psiloQuest, a CMP pad manufacturing company.

Audit Committee Financial Expert

The Board of Directors has a separately designated Audit Committee to oversee its accounting and financial reporting processes and the audits of our financial statements. The Audit Committee is comprised of three non-employees: Thomas Danis (Chairman); Michael Gerrior; and Mitchell Tuchman. The Board has determined that all members of the Audit Committee are “independent” as that term is currently defined in Rule 4200(a)(15) of the listing standards of the NASD and Rule 10A-3(b)(1) of the Securities Exchange Act of 1934. Mr. Danis has been determined to be an “audit committee financial expert” as defined by the Securities and Exchange Commission.

Company Employee Code of Conduct

The Board has adopted a Code of Conduct that applies to our directors, officers and employees, including our principal executive, financial and accounting officers and persons performing similar functions. The Code of Conduct will be made available, without charge, upon written request made to Jay Markell, Chief Financial Officer of the Company, at its executive offices located at 495 March Road, Suite 300, Ottawa, Ontario K2K 3G1, Canada. In addition, it is also available on our website at www.workstreaminc.com.

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

To our knowledge, based solely on a review of the copies of such reports furnished to us and written representations that no other reports were required during the year ended May 31, 2008, all Section 16(a) filing requirements applicable to our officers, directors and greater than 10% beneficial owners were complied with except that Mr. Oltman, a former Director of the Company, inadvertently failed to file a Form 4 in a timely manner in September 2007, each of Mr. Tuchman, Gerrior and Danis inadvertently failed to file a Form 4 in a timely manner in November 2007, and Mr. Purello inadvertently failed to file a Form 4 in a timely manner in December 2007.

Procedures to Recommend Nominees to the Board

There have been no changes to the procedures for security holders to recommend nominees to our Board from those set forth in our Proxy Statement dated October 8, 2007 delivered in connection with our 2007 Annual and Special Meeting of Shareholders.

Item 11. Executive Compensation

Summary Compensation Table
The following table sets forth the cash compensation as well as certain other compensation earned during the fiscal years indicated by each person who served as our principal executive officer and principal financial officer in fiscal year 2008 and each of our other three most highly compensated executive officers (collectively, the “Named Executive Officers”).

Name and Principal Position	Year	Salary ($)	Bonus ($)	Restricted Stock Awards ($)(1)	Option Awards ($)(1)	Non-Equity Incentive Plan Compensation ($)	All Other Compensation ($)		Total ($)
Steve Purello, President & Chief Executive Officer (2)	2008	230,769	62,403	71,000	300,000	—	—		664,172

Jay Markell, Chief Financial Officer(3)	2008	124,308	—	21,900	10,650	—	—		156,858

Deepak Gupta, Former President & Chief Executive Officer (4)	2008 2007	245,878 140,000	105,000 —	177,083 35,417	— 76,668	— —	121,194 5,398	(7)	649,155 257,483

Phil Oreste, Former Chief Financial Officer (5)	2008	136,373	33,750	35,100	—	—	73,460	(8)	278,683

Steve Lerch, Former Chief Financial Officer (6)	2008 2007	72,494 250,000	— 12,500	106,833 67,000	— 135,168	— —	132,319 11,894	(9)	311,646 476,562

(1)
Represents the compensation expense incurred by us in the respective fiscal year in connection with the grants of restricted common stock or stock options, as applicable, calculated in accordance with SFAS 123(R). See Note 10 of Notes to Consolidated Financial Statements for additional information, including valuation assumptions used in calculating the fair value of the award.

(2)	Mr. Purello became our President and Chief Executive Officer in February 2008. Mr. Purello receives an annual salary of $250,000.
(3)	Mr. Markell became our Chief Financial Officer in February 2008. Mr. Markell receives an annual salary of $140,000.
(4)	Mr. Gupta was our President and Chief Executive Officer until his resignation in February 2008.
(5)	Mr. Oreste was our Chief Financial Officer from August 2007 until his resignation in February 2008.
(6)	Mr. Lerch was our Chief Financial Officer until his resignation in August 2007.
(7)
Consists of a severance payment of $100,000, a car allowance of $10,500, which car allowance continues for one year following Mr. Gupta’s resignation and the payment of health insurance premiums of $10,694.

(8)	Consists of a severance payment of $62,500, a car allowance of $3,250 and the payment of health insurance premiums of $7,710.
(9)	Consists of a severance payment of $125,000, a car allowance of $1,154 and the payment of health insurance premiums of $6,165.

Equity Awards

The following table sets forth certain information concerning equity awards for our Named Executive Officers at May 31, 2008.

Outstanding Equity Awards At Fiscal Year-End—2008

	Option Awards
	Number of Shares Underlying Unexercised Options (#) Exercisable	Number of Shares Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date

Steve Purello	26,667	13,333	$1.03	1/21/11
	400,0000	—	0.35	12/6/12
	—	100,000	0.66	5/31/13

Jay Markell	11,000	7,334	0.64	4/23/12
	15,000	15,000	0.36	12/6/12

Deepak Gupta	—	—	—	—

Phil Oreste	—	—	—	—

Steve Lerch	—	—	—	—

Stock Awards
	Number of Shares or Units of Stock that have not Vested (#)	Market Value of Share or Units of Stock that have not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or other Rights that have not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or other Rights that have not Vested (4)

Steve Purello	—	—	—	—

Jay Markell	3,333	15,767	—	—

Deepak Gupta	—	—	—	—

Phil Oreste	—	—	—	—

Steve Lerch	—	—	—	—

Stock Option Exercises and Holdings

The following table sets forth certain information concerning the exercise of options and the vesting of restricted stock for our Named Executive Officers during fiscal year 2008.

Option Exercises and Stock Vested—2008

	Option Awards		Stock Awards
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($)(1)
Steve Purello	—	—	100,000	71,000

Jay Markell	—	—	3,333	1,900

Deepak Gupta	—	—	250,000	187,500

Phil Oreste	—	—	30,000	35,100

Steve Lerch	—	—	83,334	51,000

(1) The dollar value is calculated by multiplying the number of shares of restricted stock that has vested by the market value of our common shares on the vesting date.

Employment Contracts, Termination of Employment and Change-in-Control Arrangements

Steve Purello Employment Agreement. On March 19, 2008, we and Steve Purello agreed to the terms of his employment agreement as President and Chief Executive Officer and entered into an amendment to his employment agreement dated December 6, 2007. The employment agreement, as amended, has a one-year term that expires on December 6, 2008 and which automatically renews at the end of each renewal term for an additional one-year term unless either party provides prior notice of non-renewal. Mr. Purello will earn an annual base salary of $250,000. As part of his entering into the employment agreement in December 2007, Mr. Purello received 400,000 stock options, all of which have vested, and 100,000 Restricted Stock Units, all of which have vested. If Mr. Purello’s employment is terminated by the Company without “cause” or by Mr. Purello for “good reason” (as such terms are defined in the agreement), he will be entitled to a payment from the Company equal to six months’ salary at the rate then in effect and the value of six months of benefits being received by Mr. Purello at the time of his termination. In the event of a “change in control” (as defined in the employment agreement) during the term of the agreement, any unvested stock options, Restricted Stock Units or restricted stock held by Mr. Purello will become immediately vested and exercisable in full. If following a change in control Mr. Purello is terminated for any reason other than cause, he will receive a payment from the Company equal to six months’ salary at the rate then in effect and the value of six months of benefits being received by Mr. Purello at the time of termination. If there is a change in control with respect to the 6FigureJobs or Allen and Associates subsidiaries of the Company, Mr. Purello would receive 5% of the proceeds from any such sale and would be required to forfeit to the Company all of his stock options in the Company (unless he declines the 5% proceeds payment, in which case he would maintain such options).

Jay Markell Employment Agreement. Effective as of February 15, 2008, the date on which Phil Oreste resigned as Chief Financial Officer, we entered into an employment agreement with Jay Markell pursuant to which Mr. Markell became the Chief Financial Officer. The employment agreement has a one-year term that expires on February 15, 2009 and which automatically renews at the end of the initial or any renewal term for an additional one-year term unless either party provides prior notice of non-renewal. Mr. Markell will earn an annual base salary of not less than $140,000. In addition, the Company granted Mr. Markell 30,000 Restricted Stock Units that vest upon the consummation of the Company’s proposed merger with Empagio Acquisition LLC. If Mr. Markell’s employment is terminated by the Company without “cause” or by Mr. Markell for “good reason” (as such terms are defined in the agreement), he will be entitled to a payment from the Company equal to three months’ salary at the rate then in effect. In the event of a “change of control” (as defined in the employment agreement) during the term of the agreement, any unvested stock options and Restricted Stock Units held by Mr. Markell will become immediately vested and exercisable in full. If following a change of control Mr. Markell is not offered a position of increased responsibility with an increased salary, and Mr. Markell is terminated for any reason other than “cause,” Mr. Markell will receive a payment equal to the greater of (a) the amounts to which he is entitled as described in the preceding paragraph or (b) the remaining salary for the term of the agreement.

Compensation of Directors for Fiscal Year 2008

All directors are entitled to reimbursement of their reasonable out-of-pocket expenses incurred in attending Board and committee meetings. Directors who are not also Workstream employees or professionals on retainer with Workstream were paid an annual fee of $20,000 for fiscal year 2008. The Chairman of the Board received an additional fee of $15,000 for fiscal year 2008. Directors who are members of our Audit Committee (other than the Chairman of the Audit Committee) were paid an additional $15,000 for fiscal year 2008. Directors who were members of our Special Committee formed in January 2008 in connection with the proposed merger transaction with Empagio Acquisition LLC were granted and have accrued an additional $50,000. Messrs. Gerrior, Danis, Tuchman and Mullarkey were appointed to serve as members of the Special Committee. The Chairman of the Audit Committee was paid $25,000 for fiscal year 2008. The Chairman of the Nominating Committee was paid a $10,000 annual retainer for fiscal year 2008 and $5,000 a month from October 1, 2007 through March 31, 2008. The Chairman of the Compensation Committee was paid $25,000 for fiscal year 2008. Each director is eligible to participate in our 2002 Amended and Restated Stock Option Plan and is to receive 20,000 restricted stock units and option grants.

Director Compensation Table—2008

	Fees Earned or	Option	RSU	All Other
	Paid in Cash	Awards	Awards	Compensation		Total
Name	($)	($)(1)	($)(1)	($)		($)
Thomas Danis	135,000	13,800	13,800	—		162,600
Michael Gerrior	77,500	13,800	13,800	—		105,100
Mitchell Tuchman	140,416	13,800	13,800	—		168,016
Michael Mullarkey	85,000	—	—	435,000	(2)	520,000

(1)
Represents the compensation expense incurred by us in the fiscal year in connection with grants of stock options calculated in accordance with SFAS 123(R). See Footnote 10 of our financial statements for additional information, including valuation assumptions used in calculating the fair value of the award.

(2)	Consists of consulting fees paid to Mr. Mullarkey pursuant to a Consulting Agreement between us and Mr. Mullarkey, which terminated on September 1, 2008 and was not renewed

Item 12. Security Ownership of Certain Beneficial Owners and Management Related Stockholder Matters

Security Ownership of Principal Shareholders

The following table sets forth as of November 13, 2008 certain information with respect to the beneficial ownership of each person whom we knew or, based on the filing of a Schedule 13G, believe to be the beneficial owner of more than 5% of our Common Shares.

	Common Shares
Name and Address of Beneficial Owner	Number of Shares (1)	Percent

CCM Master Qualified Fund, Ltd. One North Wacker Drive Suite 4350 Chicago, IL 60606	5,249,856	9.99%

Janus Capital Management LLC 151 Detroit Street Denver, CO 80206	5,126,653	9.76%

Morgan Stanley 1585 Broadway New York, NY 10036	3,302,558	6.28%

Magnetar Capital Partners LP 1603 Orrington Avenue, 13th floor Evanston, IL 60201	2,617,026	4.99%

Michael Mullarkey c/o Workstream Inc. 495 March Road, Suite 250 Ottawa, Ontario, K2K 3G1	11,192,668	19.91%

(1) With respect to each shareholder, includes any shares issuable upon exercise of options or warrants held by such shareholder that are or will become exercisable within 60 days of November 1, 2008.

Security Ownership of Management

The following table sets forth as of November 1, 2008 certain information with respect to the beneficial ownership of (i) each director, (ii) each nominee for election to the Board of Directors, (iii) Named Executive Officers and (iv) all the directors and executive officers as a group.

Name of Beneficial Owner	Number of Shares(1)		Percent of Class

Michael Mullarkey	11,192,668	(2)	19.91%
Mitchell Tuchman	180,015	(3)	*
Michael A. Gerrior	177,000	(4)	*
Thomas Danis	160,000	(5)	*
Steve Purello	528,267	(6)	1.0
Jay Markell	67,700	(7)	*
Deepak Gupta(8)	250,000		*
Phil Oreste(9)	30,000		*
Steve Lerch(10)	100,000		*
All executive officers and directors as a group (6 persons)	12,305,650	(11)	21.65

*	Less than 1%.

(1)
With respect to each Shareholder, the number of shares includes any shares issuable upon exercise of options held by such Shareholder that are or will become exercisable within 60 days of November 1, 2008.

(2)	Includes options exercisable for 33,334 common shares.
(3)	Includes options exercisable for 53,334 common shares.
(4)	Includes options exercisable for 76,334 common shares.
(5)	Includes options exercisable for 60,000 common shares.
(6)	Includes options exercisable for 426,667 common shares.
(7)	Includes options exercisable for 3,366 common shares.
(8)	Mr. Gupta served as our President and Chief Executive Officer until his resignation in February 2008.
(9)	Mr. Oreste served as our Chief Financial Officer from August 2007 until his resignation in February 2008.

(10)	Mr. Lerch served as our Chief Financial Officer until his resignation in August 2007.
(11)	Includes options exercisable for 653,035 common shares.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Michael Gerrior, a member of our Board of Directors, is a partner in the law firm of Perley-Robertson, Hill & McDougall, LLP, which provides ongoing legal services to us.

Michael Mullarkey and Workstream were parties to a Consulting Agreement pursuant to which Mr. Mullarkey provided consulting to us. Pursuant to the terms of the Consulting Agreement, which terminated on September 1, 2008 and was not renewed, we paid Mr. Mullarkey $435,000 during fiscal year 2008.

Each of our directors other than Mr. Mullarkey qualifies as “independent” in accordance with the published listing requirements of NASDAQ. As required by the NASDAQ rules, the Board has made a subjective determination as to each independent director that no relationships exists which, in the opinion of the Board, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director. In making these determinations, the directors reviewed and discussed information provided by the directors with regard to each director’s business and personal activities as they may relate to us and our management.

We review all transactions involving us in which any of our directors, director nominees, significant shareholders and executive officers and their immediate family members are participants to determine whether such person has a direct or indirect material interest in the transaction. All directors, director nominees and executive officers must notify us of any proposed transaction involving us in which such person has a direct or indirect material interest. Such proposed transaction is then reviewed by either the Board as a whole or the Audit Committee, which determines whether or not to approve the transaction. After such review, the reviewing body approves the transaction only if it determines that the transaction is in, or not inconsistent with, the best interests of the company and its Shareholders.

Item 14. Principal Accountant Fees and Services

The fees for all services provided by our independent auditors to us during fiscal years 2008 and 2007 are as follows:

	Fiscal Year 2008		Fiscal Year 2007
Audit Fees	CDN $	—	CDN $	203,405
	U.S. $	333,726	U.S. $	93,480
Tax Fees	U.S. $	155,847	U.S. $	85,840
All Other Fees	U.S. $	102,515		—
	CDN $	29,175		—

Audit Fees

Audit fees include fees billed by McGladrey & Pullen, LLP for services rendered in connection with the audit of our annual financial statements and for the reviews of our quarterly financial statements.

Tax Fees

Tax fees relate to tax consultation and compliance services, and work performed with respect to registration statements and other filings with the Securities and Exchange Commission. All of these fees were pre-approved by the Audit Committee.

All Other Fees

Other fees include fees paid to McGladrey & Pullen, LLP for the Empagio Merger, S-3 in connection with the $19,000,000 private placement of securities and proxy fees.

Audit Committee Pre-Approval Policies and Procedures

Section 10A(i)(1) of the Exchange Act and related Securities and Exchange Commission rules require that all auditing and permissible non-audit services to be performed by the Company’s principal accountants be approved in advance by the Audit Committee of the Board of Directors. Pursuant to Section 10A(i)(3) of the Exchange Act and related Securities and Exchange Commission rules, the Audit Committee has established procedures by which the Chairman of the Audit Committee may pre-approve such services provided that the pre-approval is detailed as to the particular service or category of services to be rendered and the Chairman reports the details of the services to the full Audit Committee at its next regularly scheduled meeting.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) Documents filed as part of this report:

1. Financial Statements for the Year Ended May 31, 2008. (See Page 47)

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

4.19	Form of Warrant issued on December 15, 2004 (incorporated by reference to Exhibit 4.2 to the current report on Form 8-K filed December 21, 2004).
4.20	Form of Special Warrant issued on August 3, 2007 (incorporated by reference to Exhibit 4.1 of the current report on Form 8-K filed July 31, 2007).
4.21	Form of Warrant issued on August 3, 2007 (incorporated by reference to Exhibit 4.2 to the current report on Form 8-K filed July 31, 2007).
4.22	Form of Warrant issued on August 31, 2008 (incorporated by reference to Exhibit 4.1 of the current report on Form 8-K filed September 5, 2008.
4.23	Form of Senior Secured Note issued on August 31, 2008 (incorporated by reference to Exhibit 410.2 to the current report on Form 8-K filed September 5, 2008)
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

10.34**	Employment Agreement dated as of December 3, 2006 between Workstream, Inc. and Deepak Gupta (incorporated by reference to Exhibit 10.1 to the current report on Form 8-K filed December 7, 2006).
10.35**	Employment Agreement dated as of June 11, 2007 between Workstream, Inc. and Phil Oreste (incorporated by reference to Exhibit 10.1 to the current report on Form 8-K filed June 15, 2007).
10.36	Transaction Agreement dated July 25, 2007 among the company and the investors listed therein (incorporated by reference to Exhibit 4.2 to the current report on Form - 8-K filed July 31, 2007).
10.37**	Severance Agreement dated August 25, 2007 between Workstream, Inc. and Stephen Lerch (incorporated by reference to Exhibit 10.1 to the current report on Form-8-K filed September 14, 2007).
10.38**	Severance Agreement dated February 15, 2008 between Workstream, Inc. and Phil Oreste (incorporated by reference to Exhibit 10.1 to the current report on Form-8 filed February 15, 2008).
10.39**	Severance Agreement dated February 29, 2008 between Workstream, Inc. and Deepak Gupta (incorporated by reference to Exhibit 10.1 to the current report on Form-8-K filed February 29, 2008).
10.40**	Employment Agreement dated February 15, 2008 between Workstream, Inc. and Jay Markell (incorporated by reference to Exhibit 10.2 to the current report on Form-8-K filed February 29, 2008).
10.41**	Employment Agreement dated March 19, 2008 between Workstream, Inc. and Steve Purello (incorporated by reference to Exhibit 10.1 to the current report on Form-8-K filed March 19, 2008).
10.42
Form of Exchange Agreement dated as of August 29, 2008 among the Company and each Investor set forth therein (incorporated by reference to Exhibit 10.3 to the current report on Form 8-K filed September 5, 2008).

10.43
Security Agreement dated as of August 29, 2008 among the Company, each subsidiary of the Company and the investors set forth therein (incorporated by reference to Exhibit 10.3 to the current report on Form 8-K filed September 5, 2008).

10.44
Form of Guaranty dated August 29, 2008 from each subsidiary of the Company in favor of each Investor (incorporated by reference to Exhibit 10.4 to the current report on Form 8-K filed September 5, 2008).

21.1	List of Subsidiaries.*
23.1	Consent of McGladrey & Pullen, LLP*
31.1	Certifications pursuant to Rule 13a-14(a)/15d-14(a).*
32.1	Certifications pursuant to 18 U.S.C. Section 1350.*
_
* Filed herewith.

** Constitutes a management contract for compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WORKSTREAM INC.

By:	/s/ Steve Purello
Steve Purello,
President and Chief
Executive Officer

Dated: November 14, 2008

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Steve Purello	President and Chief Executive Officer	November 14, 2008
Steve Purello	(Principal Executive Officer)

/s/ Jay Markell	Chief Financial Officer	November 14, 2008
Jay Markell	(Principal Accounting Officer)

/s/ Michael Mullarkey	Chairman of the Board of	November 14, 2008
Michael Mullarkey	Directors

/s/ Michael A. Gerrior	Director	November 14, 2008
Michael A. Gerrior

/s/ Thomas Danis	Director	November 14, 2008
Thomas Danis

/s/ Mitch Tuchman	Director	November 14, 2008
Mitch Tuchman