Form 10-K/A
period 2008-05-31
WORKSTREAM INC
filed 2008-11-17
CIK 1095266

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

EXPLANATORY NOTE

On November 14, 2008, Workstream Inc. filed its Annual Report on Form 10-K for its fiscal year ended May 31, 2008 (the “2008 Form 10-K”). However, Exhibits 31.1 and 32.1 were inadvertently omitted from such filing. The Company hereby files this amendment to include with it as Exhibits 31.1 and 32.1 the certifications required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002. As required, the Company has included in this filing the 2008 Form 10-K in its entirety, including all exhibits. None of the information previously disclosed in the 2008 Form 10-K has been modified or amended by this amendment.

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