Form 10-Q
period 2008-08-31
WORKSTREAM INC
filed 2008-12-15
CIK 1095266

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC  20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2008
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

As of December 15, 2008, there were 56,079,178 common shares, no par value, outstanding, excluding 108,304 common shares held in escrow.

WORKSTREAM INC.

PART 1 – FINANCIAL INFORMATION

ITEM 1: UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

WORKSTREAM INC.
UNAUDITED CONSOLIDATED BALANCE SHEETS

	August 31, 2008	May 31, 2008
ASSETS
Current assets:
Cash and cash equivalents	$1,309,951	$3,435,337
Restricted cash	425,800	391,415
Short-term investments	58,892	67,983
Accounts receivable, net	3,576,470	3,293,279
Prepaid expenses and other assets	402,754	501,970
Assets held-for-sale	3,770,859	3,890,865
Total current assets	9,544,726	11,580,849

Equipment, net	1,722,809	1,955,887
Other assets	15,823	75,737
Acquired intangible assets, net	310,921	449,975
Goodwill	14,324,734	14,324,734

TOTAL ASSETS	$25,919,013	$28,387,182

LIABILITIES AND STOCKHOLDERS’ EQUITY (CAPITAL DEFICIENCY)
Current liabilities:
Accounts payable	$2,833,481	$3,114,565
Accrued liabilities	3,384,113	2,971,645
Accrued compensation	724,177	1,124,384
Current portion of long-term obligations	556,683	541,141
Deferred revenue	2,183,540	2,396,002
Liabilities related to assets held-for-sale	830,185	823,371
Total current liabilities	10,512,179	10,971,108

Long-term obligations less current portion	169,140	272,300
Deferred revenue – long term	160,904	113,000
Common stock warrant liability	-	19,000,000
Note payable	19,000,000	-
Total liabilities	29,842,223	30,356,408

Contingencies (Note 4)

STOCKHOLDERS’ EQUITY (CAPITAL DEFICIENCY)
Preferred stock, no par value	-	-
Common stock, no par value: 52,442,818 and 52,442,818
shares issued and outstanding, respectively	112,588,378	112,588,378
Additional paid-in capital	18,355,229	18,261,543
Accumulated other comprehensive loss	(795,278)	(799,190)
Accumulated deficit	(134,071,539)	(132,019,957)
Total stockholders’ equity (capital deficiency)	$(3,923,210)	$(1,969,226)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (capital deficiency)	$25,919,013	$28,387,182

See accompanying notes to these consolidated financial statements.

WORKSTREAM INC.
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended August 31,
	2008	2007

Revenues:
Software	$1,791,457	$2,546,459
Professional services	721,971	975,132
Rewards and discount products	1,518,915	1,370,280
Career networks	903,091	1,642,779
Revenues, net	4,935,434	6,534,650
Cost of revenues:
Rewards and discount products	1,174,012	1,015,377
Other	427,202	718,405
Cost of revenues (exclusive of amortization
and depreciation expense noted below)	1,601,214	1,733,782

Gross profit	3,334,220	4,800,868

Operating expenses:
Selling and marketing	993,779	2,413,056
General and administrative	2,667,492	4,727,084
Research and development	1,302,102	1,484,636
Amortization and depreciation	480,008	1,299,663
Total operating expenses	5,443,381	9,924,439

Operating loss	(2,109,161)	(5,123,571)

Interest and other income	140,256	1,541,191
Interest and other expense	(73,832)	(1,981,039)
Other income (expense), net	66,424	(439,848)

Loss before income tax expense	(2,042,737)	(5,563,419)
Current income tax expense	(10,679)	(49,908)
Net loss from continuing operations	(2,053,416)	(5,613,327)

Income from discontinued operations net of taxes	1,834	112,292

NET LOSS	$(2,051,582)	$(5,501,035)

Weighted average number of common shares outstanding -basic and diluted	52,442,818	51,532,456

Basic and diluted loss per share from continuing operations	$(0.04)	$(0.11)
Basic and diluted earnings per share from discontinued operations	$0.00	$0.00

Total basic and diluted earnings (loss) per share	$(0.04)	$(0.11)

See accompanying notes to these consolidated financial statements.

WORKSTREAM INC.
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended
	August 31,
	2008	2007
Cash flows used in operating activities:
Net loss for the period	(2,051,582)	(5,501,035)
Adjustments to reconcile net loss to net cash used in
operating activities:
Amortization and depreciation	480,774	1,300,417
Leasehold inducement amortization	(13,582)	(8,971)
Provision for bad debt	168,608	289,206
Loss on sale or disposal of fixed asset	-	12,623
Stock related compensation	93,687	571,065
Non-cash interest expense	-	(1,494,255)
Change in long-term portion of deferred revenue	48,865	-
Net change in components of working capital:
Accounts receivable	(327,661)	(1,753,180)
Prepaid expenses and other assets	154,231	161,843
Accounts payable and accrued expenses	212,540	(320,693)
Accrued compensation	(394,542)	105,391
Deferred revenue	(287,525)	109,366
Net cash used in operating activities	(1,916,187)	(6,528,223)

Cash flows used in investing activities:
Purchase of property and equipment	(8,641)	(182,731)
Increase in restricted cash	(34,385)	(4,886)
(Increase)/decrease in short-term investments	9,091	(490)
Net cash used in investing activities	(33,935)	(188,107)

Cash flows provided by (used in) financing activities:
Proceeds from exercise of options and warrants	-	39,200
Repayment of long-term obligations	(78,979)	(164,594)
Payment of guaranteed financing costs	-	(550,000)
Proceeds from warrant financing	-	19,875,000
Net repayments on line of credit	-	(4,498,619)
Net cash provided by (used in) financing activities	(78,979)	14,700,987

Effect of exchange rate changes on cash and cash equivalents	(96,284)	(14,175)

Net increase / (decrease) in cash and cash equivalents	(2,125,386)	7,970,482
Cash and cash equivalents, beginning of period	3,435,337	2,752,601

Cash and cash equivalents, end of period	$1,309,951	$10,723,083

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$15,009	$21,774

Supplemental schedule of non-cash investing and financing activities:
Equipment acquired under capital leases	$-	$6,694
Convert warrant liability into note payable	$19,000,000	-

See accompanying notes to these consolidated financial statements

WORKSTREAM INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.  DESCRIPTION OF THE COMPANY AND SIGNIFICANT ACCOUNTING POLICIES

Unaudited Interim Financial Information

The accompanying consolidated balance sheet as of August 31, 2008, the consolidated statements of operations for the three months ended August 31, 2008 and 2007, and the consolidated statements of cash flows for the three months ended August 31, 2008 and 2007 are unaudited but include all adjustments (consisting of normal recurring adjustments) that are, in the opinion of management, necessary for a fair presentation of our financial position at such dates and our results of operations and cash flows for the periods then ended, in conformity with accounting principles generally accepted in the United States (“GAAP”).  The consolidated balance sheet as of May 31, 2008 has been derived from the audited consolidated financial statements at that date but, in accordance with the rules and regulations of the United States Securities and Exchange Commission (“SEC”), does not include all of the information and notes required by GAAP for complete financial statements.  Operating results for the three months ended August 31, 2008 are not necessarily indicative of results that may be expected for the entire fiscal year. The consolidated financial statements should be read in conjunction with the consolidated financial statements and notes for the fiscal year ended May 31, 2008 included in the Company’s amended Form 10-K/A filed with the SEC on November 17, 2008.

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

On August 4, 2008, the Board of Directors of Workstream actively engaged an investment bank to sell 6FigureJobs.com which is reported under the Career Networks segment of the business (see Note7).

Management Assessment of Liquidity

The opinion of our independent registered public accountants on the audited financial statements as of and for the year ended May 31, 2008 contained an explanatory paragraph regarding substantial doubt about our ability to continue as a going concern.

We have had operating losses since our inception, and during fiscal 2009, we have had an operating loss of approximately $2,052,000 and cash used in operating activities of approximately $2,016,000.  Cash and cash equivalents, restricted cash and short-term investments on hand as of August 31, 2008 totaled approximately $1,795,000.  These trends raise concerns about the sufficiency of the Company’s liquidity levels to be able to support its operations in the near term.  Due to significant reductions in operating expenses in the fourth quarter of fiscal 2008 and again in October 2008, management believes the current liquidity will be sufficient to meet its anticipated working capital and capital expenditure requirements.  The current operating loss was the result of current economic conditions and is a reflection of the overall health of the economy as a whole.  As it relates to the Career Networks segment of the business management believes that the career transition services will gain strength in this type of economy as it has in the past .   Based on an analysis of our current contracts, forecasted new business, our current backlog and current expense level, management believes the Company will meet its cash flow needs for fiscal 2009.  If these measures fall short, management will consider cost savings measures, including cutting back new product development initiatives and further reducing general and administrative expenses and reducing sales and marketing expenditures.  We recognize that there are no assurances that the Company will be successful in meeting its cash flow requirements, however, management is confident that, if necessary, there are other alternatives available to fund operations and meet cash requirements during fiscal 2009.

WORKSTREAM INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

While management believes that the anticipated improvement in operating cash flows together with our current cash reserves will be sufficient to meet our working capital and capital expenditure requirements through at least May 31, 2009, we are exploring other alternatives to assist in the funding of our business.  Workstream has actively engaged an investment bank to value and divest 6Figuresjobs.com.  The move is designed to infuse the Company with cash, as well as to reduce the senior secured notes payable.  In accordance with the aggregate $19 million notes, Workstream is to receive 25% of any proceeds from the sale of any assets and the senior secured note holders are to receive 75% of any proceeds.  Workstream is continuing to consider other opportunities to raise capital and align the Company’s business operations with its strategic focus.

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

Recent Accounting Pronouncements

In September 2006, the FASB issued Statement No. 157, Fair Value Measurements. Statement 157 which defines fair value, establishes a framework for measuring fair value and requires enhanced disclosures about fair value measurements . SFAS 157 requires companies to disclose the fair value of their financial instruments according to a fair value hierachy, as defined.  SFAS 157 was to be effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years.  In february 2008, the FASB issued staff position 157-2, Effective Date of FASB Statement No. 157 (“FSP 157-2”), which delayed for one year the applicability of SFAS 157’s fair-value measurements to certain nonfinancial assets and liabilities.  We adopted SFAS 157 as of June 1, 2008, except as it applies to those nonfinancial assets and liabilities affected by the one-year delay.  The partial adoption of SFAS 157 did not have a material impact on the Company’s consolidated financial position or results of operations.  We are currently evalutaing the potential impact of adopting the remaining provisions of SFAS 157 on our consolidated  financial position and results of operations..

WORKSTREAM INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

In December 2007, the FASB issued Statement No. 141, Business Combinations-Revised (“SFAS No. 141(R)”).  SFAS No. 141(R) establishes principles and requirements for how an acquirer in a business combination:  recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any  non-controlling interests in the acquiree;  recognizes and measures goodwill acquired in the business combination or a gain from a bargain purchase price;  and, determines what information to disclose to enable users of the consolidated financial statements to evaluate the nature and financial effects of the business combination.  Statement 141 (R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.  The application of Statement 141 (R) will cause management to evaluate future transaction returns under different conditions, particularly the near term and long term economic impact to f expensing transaction costs up front.

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

NOTE 2. ALLOWANCE FOR DOUBTFUL ACCOUNTS

The following presents the details of the change in the allowance for doubtful accounts:

Note 2. Allowance for Doubtful Accounts

The following presents the details of the change in the allowance for doubtful accounts:

	Three Months Ended	Year Ended
	August 31, 2008	May 31, 2008

Balance at beginning of the period	$509,802	$711,087
Charged to bad debt expense	168,608	485,087
Write-offs and effect of exchange rate changes	(63,149)	(686,372)
Balance at end of the period	$615,261	$509,802

WORKSTREAM INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The Company uses historical experience and knowledge of and experience with specific customers in order to assess the adequacy of the allowance for doubtful accounts.  Any adjustments to this account are reflected in the consolidated statements of operations as a general and administrative expense.

NOTE 3.  INCOME TAXES

The Company uses the asset and liability method of accounting for income taxes.  Under this method, deferred tax assets and liabilities are determined based on temporary differences between the financial statement and tax basis of assets and liabilities and net operating loss and credit carryforwards using enacted tax rates in effect for the year in which the differences are expected to reverse.  The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.  Valuation allowances are established when necessary to reduce deferred tax assets to the amounts expected to be realized.  Income tax expense is the tax payable for the period and the change in deferred tax assets and liabilities during the period.  In determining the amount of any valuation allowance required to offset deferred tax assets, an assessment is made that includes anticipating future income and determining the likelihood of realizing deferred tax assets. Management has determined that there is sufficient uncertainty regarding the ultimate realization of deferred tax assets relating to the United States operations and therefore, has provided a valuation allowance for the entire balance of the deferred assets.

NOTE 4. CONTINGENCIES

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

 WORKSTREAM INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The parties have agreed to settle the claims in consideration of the payment of $3 million by the Company’s insurance carrier and issuance by the Company of $600,000 in common shares 3,636,363 shares were issued. The Court held a hearing on June 24, 2008 to consider the fairness of the settlement after notice of the settlement and the hearing had been given to the class.  No opposition to approval of the settlement was presented at the hearing.  On August 13, 2008, the Court entered a final judgement in the case which became final on September 12, 2008.

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

The case was settled on August 13, 2008 and has been settled for $3.9 million of which $3.3 million is cash and $600,000 in common shares, pursuant to written agreement, and the litigation has been dismissed.  The settlement of the claims against defendants was funded by proceeds from the Company’s insurance policies.

On June 24, 2008, the Company filed a lawsuit in the Superior Court of the State of Delaware in and for New Castle County (the “State Court Lawsuit”) against Empagio Acquisition, LLC (“Empagio”) and SMB Capital Corporation (“SMB”) to obtain the $5 million termination fee required to be paid by Empagio and SMB pursuant to Section 7.02 of the Agreement and Plan of Merger dated as of February 12, 2008 among the Company, Workstream Merger Sub Inc., Empagio and SMB, which agreement was terminated by the Company on June 13, 2008.  On June 25, 2008, Empagio and SMB filed a lawsuit against the Company in the United States District Court for the District of Delaware (the “Federal Lawsuit”) alleging entitlement to a $3 million termination fee pursuant to the Agreement and Plan of Merger.  On July 29, 2008, Empagio and SMB filed a notice of voluntary dismissal of their Federal Lawsuit based on an understanding that Empagio and SMB would make their claim as part of the Company’s State Court Lawsuit.  In accordance with the voluntary notice of dismissal of the Federal Lawsuit, Empagio and SMB have now asserted their claims in the State Court Lawsuit.  The Company has denied these allegations.  The parties are now awaiting the issuance of a Case Management Order, which will establish deadlines in this action.  Also, now under new Delaware Rule 16, this matter is subject to mandatory alternative dispute resolution.

The Company is subject to other legal proceedings and claims which arise in the ordinary course of business.  The Company does not believe that the resolution of such actions will materially affect the Company’s business, results of operations, financial condition or cash flows.

NOTE 5 STOCK-BASED COMPENSATION PLAN

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

WORKSTREAM INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The Company recognized $66,254 and $197,573 of stock-based compensation expense resulting from stock options in the consolidated statements of operations for the three months ended August 31, 2008 and 2007, respectively.  Compensation expense is determined using the fair-value method.  The fair value of options granted was estimated at the date of grant using the Black Scholes option-pricing model with the following assumptions:

	Three Months Ended
	August 31, 2008	August 31, 2007
Expected volatility	161%	89%
Expected dividend yield	0%	0%
Expected term (in years)	3.5	3.5
Risk-free interest rate	3.3%	4.3%

Stock option activity and related information is summarized as follows:

		Weighted
		Average	Weighted		Aggregate
	Number	Exercise	Average	Options	Intrinsic
	of Options	Price	Fair Value	Exercisable	Value
Balance outstanding - May 31, 2008	2,356,548	$1.23		1,228,341	-
Granted	27,600	0.17	0.09
Exercised	-
Forfeited	(140,284)	1.61

Balance outstanding - August 31, 2008	2,243,864	$1.19		1,416,439	$-

WORKSTREAM INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The aggregate intrinsic value in the table above represents total intrinsic value (of options in the money), which is the difference between the Company’s closing stock price on August 31, 2008, the last trading day of the reporting period and the exercise price times the number of shares, that would have been received by the option holders had the option holders exercised their options on August 31, 2008.

Information about options outstanding at August 31, 2008 is as follows:

The following table summarizes information about options outstanding at August 31, 2008:

		Options Outstanding		Exercisable
		Weighted
		Average	Weighted		Weighted
		Remaining	Average	Number	Average
Exercise	Number	Contractual	Exercise	Vested and	Exercise
Price	Outstanding	Life (Years)	Price	Outstanding	Price

Less than $.99	971,366	4.23	$0.74	523,064	$0.76
$1.00-$1.99	1,069,367	2.79	$1.34	694,078	$1.38
$2.00-$2.99	156,600	1.00	$2.44	152,766	$2.44
$3.00 and over	46,531	1.32	$3.24	46,531	$3.24
Total	2,243,864			1,416,439

As of August 31, 2008, $291,184 of total unrecognized compensation costs related to non-vested stock options is expected to be recognized over the weighted average period of 3.25 years.  The realized tax benefit from stock options and other share based payments was $0 for the three month period ended August 31, 2008 and 2007 due to the uncertainty of realizability.

WORKSTREAM INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The Company grants restricted stock units to certain management and members of the Board of Directors.  Each restricted stock unit represents one share of common stock and vests ratably over three years.  The Company will then issue common stock for the vested restricted stock units upon exercise by the grantee.  During the vesting period, the restricted stock units cannot be transferred, and the grantee has no voting or dividend rights.  The cost of the awards, determined to be the fair market value of the shares at the date of the grant, is expensed ratably over the vesting period.  The compensation expense associated with the restricted stock units totaling $27,433 and $373,492for the three months ended August 31, 2008 and 2007, repsectively, is included in general and administrative expenses on the consolidated statements of operations and in additional paid-in capital on the consolidated balance sheets.  During the three months ended August 31, 2008, the Company did not grant any restricted stock units and none were forfeited. There were 486,670 restricted stock units outstanding including 281,111 that were fully vested, as of August 31, 2008.

	Number Restricted Shares	Weighted Average Grant Date Fair Value

Balance non-vested - May 31, 2008	486,670

Granted	-
Vested	(281,111)	1.10
Forfeited	-
Balance non-vested - August 31, 2008	205,559

NOTE 6.                       SEGMENT AND GEOGRAPHIC INFORMATION

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

WORKSTREAM INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Business Segments

The following table summarizes the distribution of revenue by business segment:

	Three Months Ended
	August 31, 2008
	Enterprise
	Workforce	Career
	Services	Networks	Total
Software	$1,791,457	$-	$1,791,457
Professional services	721,971	-	721,971
Rewards and discount products	1,518,915	-	1,518,915
Career Networks	-	903,091	903,091
Revenues, net	4,032,343	903,091	4,935,434
Cost of revenues, rewards
and discount products	1,174,012	-	1,174,012
Cost of revenues, other	321,076	106,126	427,202
Gross profit	2,537,255	796,965	3,334,220
Expenses	3,745,350	1,218,023	4,963,373
Amortization and depreciation	462,736	17,272	480,008
Business segment loss	$(1,670,831)	$(438,330)	(2,109,161)
Other income/expense and impact
of income taxes			(55,745)
Net loss from continuing operations			$(2,053,416)

WORKSTREAM INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes the distribution of revenue by business segment:

	Three Months Ended
	August 31, 2007
	Enterprise
	Workforce	Career
	Services	Networks	Total
Software	$2,546,459	$-	$2,546,459
Professional services	975,132	-	975,132
Rewards and discount products	1,370,280	-	1,370,280
Career Networks	-	1,642,779	1,642,779
Revenues, net	4,891,871	1,642,779	6,534,650
Cost of revenues, rewards
and discount products	1,015,378	-	1,015,378
Cost of revenues, other	587,513	130,891	718,404
Gross profit	3,288,980	1,511,888	4,800,868
Expenses	6,566,770	2,058,006	8,624,776
Amortization and depreciation	1,282,850	16,813	1,299,663
Business segment loss	$(4,560,640)	$(562,931)	(5,123,571)
Other income/expense and impact
of income taxes			489,756
Net loss for continuing operations			$(5,613,327)

Reclassed to conform to the current period’s presentation.

The following table summarizes the distribution of assets by business segment:

	As of August 31, 2008			As of May 31, 2007
	Enterprise			Enterprise
	Workforce	Career		Workforce	Career
	Services	Networks	Total	Services	Networks	Total

Business segment assets	$5,442,312	$275,544	$5,717,856	$5,564,763	$382,117	$5,946,880
Intangible assets	310,921	-	310,921	449,975	-	449,975
Assets held-for-sale	-	3,770,859	3,770,859	-	-	3,890,865
Goodwill	11,381,660	2,943,074	14,324,734	11,381,660	2,943,074	14,324,734
	$17,134,893	$6,989,477	24,124,370	$17,396,398	$3,325,191	24,612,454
Assets not allocated
to business segments			1,794,643			3,774,728

Total assets			$25,919,013			$28,387,182

Reclassed to conform to the current period’s presentation.
Identifiable assets at August 31, 2007 exclude assets of discontinued operations held-for-sale

WORKSTREAM INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Geographic

The following table summarizes the distribution of revenue by geographic region:

	Three Months Ended
	August 31, 2008
		United
	Canada	States	Total
Revenues	$306,646	$4,628,788	$4,935,434
Expenses	1,243,815	5,800,780	7,044,595
Geographical loss	$(937,169)	$(1,171,992)	(2,109,161)
Other income/expenses and impact of income taxes			(55,745)
Net loss			$(2,053,416)

The following table summarizes the distribution of revenue by geographic region:

	Three Months Ended
	August 31, 2007
		United
	Canada	States	Total
Revenues	$349,033	$7,019,127	$7,368,160
Expenses	1,351,270	10,925,812	12,277,082
Geographical loss	$(1,002,237)	$(3,906,684)	(4,908,922)
Other income/expenses and impact of income taxes			704,405
Net income (loss)			$(5,613,327)

Reclassed to conform to the current period’s presentation.
Identifiable assets at August 31, 2007 exclude assets of discontinued operations held-for-sale

The following table summarizes the distribution of assets by geographic region:

	As of August 31, 2008			As of May 31, 2008
		United			United
	Canada	States	Total	Canada	States	Total
Long-lived assets	$1,296,802	$15,077,485	$16,374,287	$1,463,762	$19,233,436	$20,697,198
Assets held-for-sale	-		3,770,859			$3,890,865
Current assets			5,773,867			7,689,984
Total assets			$25,919,013			$28,387,182

Reclassed to conform to the current period’s presentation.
Identifiable assets at August 31, 2007 exclude assets of discontinued operations held-for-sale

WORKSTREAM INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7.                      Discontinued Operations and Assets Held For Sale

On August 4, 2008 the Board of Directors of Workstream engaged an investment bank to sell 6Figuresjobs.com (6FJ). The carrying value of the assets of 6FJ at August 31, 2008 is $3,770,859 consisting mainly of $3,405,000 of goodwill and $354,180 of accounts receivable.  The carrying value of the liabilities is $830,185 consisting mainly of $520,845 of deferred revenue and $304,930 of accounts payable and accrued liabilities. The sale of 6FJ is designed to infuse the Company with cash to enhance the Company’s working capital position as well as to reduce the senior secured notes payable.  Per the senior secured notes payable  made with the Special Warrant Holders (SWH), Workstream is to receive 25% of any proceeds from the sale of any assets and the SWH are to receive 75% of any proceeds.  6Figuresjobs.com is considered an industry leader in the job board market and is a part of the Career Networks division.  Based on the current valuation of the business, we do not anticipate any impairment or loss from the sale.

Assets held for sale
	August 31,	May 31,
Assets	2008	2008
Accounts receivable net	$354,180	$478,319
Prepaid & other assets	5,233	333
Equipment, net	4,182	4,949
Goodwill	3,404,714	3,404,714
Other assets	2,550	2,550
Total assets	$3,770,859	$3,890,865

Liabilities
Accounts payable	$90,632	$61,285
Accrued liabilities	156,241	108,073
Accrued compensation	58,057	52,390
Long-term obligation, current	2,329	2,029
Deferred revenue	520,845	595,907
Long-term obligation	2,081	3,687
Total liabilities	$830,185	$823,371

	Three months ended	Three months ended
	August 31,	August 31,
	2008	2007
Total revenues, net of interest expense	$5,552,887	$7,368,160
Income from discountinued operations	1,834	112,292
Provision for (benefit from) for income taxes	-	-
Income from discountinued operations, net	$1,834	$112,292

NOTE 8.                      Senior Secured Notes Payable

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

Upon the occurrence of an event of default, as defined in the Notes, an Investor may require the Company to redeem all or a portion of such Investor’s Note at a price equal to 110% of the sum of the principal amount of the Note, accrued and unpaid interest and late fees, if any, to be redeemed.  While management does not believes that the Company is in an event of default as of November 14, 2008, there can be no assurance that the Company will not be in default during fiscal 2009 and beyond.  In the event of default without a waiver from the note holders the Company may not be able to comply with the requirements of an event of default.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward Looking Statements

Certain statements discussed in Item 2 (Management’s Discussion and Analysis of Financial Condition and Results of Operations and elsewhere in this Form 10-Q constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995.  Such forward-looking statements concerning management’s expectations, strategic objectives, business prospects, anticipated economic performance and financial condition and other similar matters involve known and unknown risks, uncertainties and other important factors that could cause the actual results, performance or achievements of results to differ materially from any future results, performance or achievements discussed or implied by such forward-looking statements.  Such risks, uncertainties and other important factors are described in Items 1A (Risk Factors) and 7 (Management’s Discussion and Analysis of Financial Condition and Results of Operations) of the Company’s Form 10-K for the fiscal year ended May 31, 2008 and in Item 1A of Part II hereunder.  The words “estimate,” “project,” “intend,” “believe,” “plan” and similar expressions are intended to identify forward-looking statements.  Forward-looking statements speak only as of the date of the document in which they are made.  The Company disclaims any obligation or undertaking to provide any updates or revisions to any forward-looking statement to reflect any change in the Company’s expectations or any change in events, conditions or circumstances on which the forward-looking statement is based.

The following discussion and analysis should be read in conjunction with our unaudited consolidated financial statements and accompanying notes for the three months ended August 31, 2008.  All figures are in United States dollars, except as otherwise noted.

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

Key Performance Indicators

The following table summarizes the key performance indicators that we consider to be material in managing our business, in thousands (except percentages):

	For the three months ended
	August 31	August 31
	2008	2007
	(unaudited)	(unaudited)
Total Revenue	$4,935	$6,535
Hosting revenue	23%	18%
License revenue	9%	16%
Subscription revenue	0%	0%
Total Software revenue	32%	34%
Professional services	13%	13%
Rewards and tickets	27%	19%
Career Networks	29%	36%
Operating loss	$(2,109)	$(5,123)
Net cash used in operating activities	$(2,016)	$(6,528)

The following table summarizes the operating segments as a percentage of deferred revenue, in thousands (except percentages):

	As of	As of
	August 31, 2008	May 31, 2007
	(unaudited)
Total deferred revenue	$2,344	$2,509
Enterprise Workforce Services	85%	67%
Career Networks	15%	33%

Results of Operations

The following table sets forth certain condensed consolidated statements of operations data expressed as a percentage of total revenue for the periods indicated.  Period-to period comparisons of our financial results are not necessarily meaningful and you should not rely on them as an indication of future performance.

	Three Months ended
	August 31,
	2008	2007

Revenues:
Software	36%	35%
Professional services	15%	13%
Rewards and discount products	31%	19%
Career Networks	18%	22%
Revenues, net	100%	89%
Cost of revenues:
Rewards and discount products	24%	14%
Other	9%	10%

Cost of revenues (exclusive of amortization and depreciation expense noted below)	32%	24%

Gross profit	68%	65%

Operating expenses:
Selling and marketing	20%	33%
General and administrative	54%	64%
Research and development	26%	20%
Amortization and depreciation	10%	18%
Total operating expenses	110%	135%

Operating loss	143%	178%

Interest and other income	1%	21%
Interest and other expense	0%	-27%
Other income (expense), net	1%	-6%

Loss before income tax	144%	172%
Current income tax expense	0%	-1%

NET LOSS	144%	172%

REVENUES

Consolidated revenues were $4,935,000 for the quarter ended August 31, 2008 compared to $6,534,000 for the quarter ended August 31, 2007, a decrease of $1,599,000 or 32%.

Software revenues for the first quarter 2009 were $1,791,000 compared to $2,547,000 for the first quarter 2008, a decrease of $756,000 or 42%.  Software revenue, which is comprised of subscription, hosting and maintenance fees, was down due to the first fiscal quarter of 2008 including one-time revenue relating to a source code deal and the run out of existing hosting and maintenance contracts.

Professional services revenues for the first quarter 2009 were $722,000 compared to $975,000 for the first quarter 2008, a decrease of $253,000 or 26%.  The decrease in professional services was primarily due to a reduction in new customer implementations and upgrades.

Rewards and discount products revenues for the first quarter 2009 were $1,519,000 compared to $1,370,000 for the first quarter 2008, an increase of $149,000 or 11%.  The increase was the result of additional contracted revenue from one of our larger customers and an increase in redemptions from several of our existing customers, as well as, changes in product offerings and revenue mix.

Career Networks revenues for the first quarter 2009 were $903,000 compared to $1,643,000 for the first quarter 2008, a decrease of $740,000 or 45%.  The decrease in revenues was due to less advertising and economic conditions that negatively affected deals in the recruiting and career transition services segment of the business.

COST OF REVENUES AND GROSS PROFIT

Software cost of revenues for the first quarter 2009 was $427,000 compared to $718,000 for the first quarter 2008 a decrease of $291,000 or 41%.  The decrease was the result of reductions in spending by management to control costs and right size the business.  Gross profit was $3,334,000 or 68% for the first quarter 2009 compared to $4,801,000 or 73% for the first quarter 2008, a decrease of $1,467,000 or 31%.  The change in gross profit margin was the result of the first quarter of fiscal year 2008 including a source code deal, which has less costs than the typical hosting model.

Rewards and discount product cost of revenues accounted for $1,174,000 of the total cost of revenues for first quarter 2009 compared to $1,015,000 for first quarter 2008, an increase of $159,000 or 16%. The increase was driven by an increase in sales and by the redemption mix of our products.  Rewards and discount products gross profit was $345,000 or 23% for first quarter 2009 compared to $355,000 or 26% for first quarter 2008, a decrease of $10,000 or 3%.   The decrease in gross profit was the result of redemption mix of products.

SELLING AND MARKETING EXPENSE

Selling and marketing expenses were $994,000 for the first quarter 2009 compared to $2,413,000 for first quarter 2008, a decrease of $1,419,000 or 59%.  The decrease was due to a 26% reduction in headcount in the third quarter of fiscal 2008.  Management believed that it needed to reduce current costs to align revenues with expenses and we believe these expenditures will increase in the future, as revenue increases, to sustain sales momentum.

GENERAL AND ADMINISTRATIVE EXPENSE

General and administrative expenses were $2,667,000 for first quarter 2009 compared to $4,727,000 for first quarter 2008, a decrease of $2,060,000 or 44%.  The primary reason for the decrease was the 26% reduction in headcount in the third quarter of fiscal 2008.  Management believed that it needed to reduce current costs to align revenues with expenses.  Other contributing factors were decreases in spending in connection with professional fees associated with the potential merger with Empagio and a reduction in other professional fees due to recruiting costs associated with new hires in the prior year.  Non-cash compensation associated with stock options also decreased as a result of the of reduction in force.

RESEARCH AND DEVELOPMENT EXPENSE

Research and development expenses were $1,302,000 for first quarter 2009 compared to $1,485,000 for first quarter 2008, a decrease of $183,000 or 12%.  Professional fees relating to research and development were reduced as the latest revision to our acquired technology was standardized and integrated with  the software applications.

AMORTIZATION AND DEPRECIATION EXPENSE

Amortization and depreciation expense was $481,000 for first quarter 2009 compared to $1,300,000 for first quarter 2008, a decrease of $819,000 or 63%.   The decrease reflects certain acquired intangible assets that were fully amortized in the prior fiscal year.  Without additional business acquisitions, amortization expense will continue to decrease during fiscal 2009.

INTEREST AND OTHER INCOME

Interest and other income was $140,000 for first quarter 2009 compared to $1,541,000 for the first quarter 2008, a decrease of $1,401,000 or 91%.  During fiscal 2008, as required by FASB Statement No. 150, pursuant to our August 2007 equity financing, we accounted for changes in the fair value of the warrant liability as either interest income or expense based on the change in the value of the associated warrants for the related period.  In August 2008, the special warrants were converted into a 2 year senior secured note payable, which eliminated the warrant liability.

INTEREST AND OTHER EXPENSE

Interest and other expense was ($74,000) for first quarter 2009 compared to $1,981,000 for first quarter 2008, a decrease of $2,055,000 or 104%.  Interest expense for the prior year quarter primarily included interest on a term loan which was paid off in August 2008.

LIQUIDITY AND CAPITAL RESOURCES

The opinion of our independent registered public accountants on the audited financial statements for the year ended May 31, 2008 contained an explanatory paragraph regarding doubt about or ability to continue as a going concern.

As of August 31, 2008, we maintained $1,795,000 in cash, cash equivalents and short-term investments.  Working capital, which represents current assets less current liabilities, was negative $967,000, a decrease of $358,000 compared to August 31, 2007.

As of August 31, 2008, $426,000 was restricted from use in order to collateralize various lease arrangements.  The restricted cash guaranteeing the leases will periodically decrease according to the terms of the lease agreements.

For the three months ended August 31, 2008, cash used in operations totaled $1,916,000, consisting primarily of the net loss for the period of $2,052,000.  In addition, non-cash expenses included amortization and depreciation of $481,000.

Net cash used in investing activities during the three months ended August 31, 2008 was $34,000 and was primarily attributable to purchases of property and equipment.

Net cash provided by financing activities during the three months ended August 31, 2008 was $79,000 and was the result of normal capital lease payments.

We have had operating losses since our inception, and during the first quarter of fiscal 2009.  We also had an operating loss of $2,052,000 and cash used in operating activities of $1,916,000.  Cash, cash equivalents and short-term investments on hand at May 31, 2009 totaled $1,795,000.  These trends raise concerns about the sufficiency of the Company’s liquidity levels to be able to support its operations in the near term.  Due to significant reductions in operating expenses and a solid strategic direction, developed in the fourth quarter of fiscal 2008, management believes the current liquidity will be sufficient to meet its anticipated working capital and capital expenditure requirements.  The most significant contributor to the loss incurred in fiscal 2009 was lower out placement sales, for the Career Networks segment, due to current economic situation.  Based on an analysis of our current contracts, forecasted new business and our current backlog, management believes the Company will meet its cash flow needs for fiscal 2009. In addition, management is committed to holding costs down if the projected revenue increases do not materialize. We recognize that there are no assurances that the Company will be successful in meeting its cash flow requirements, however, management is confident that, if necessary, there are other alternatives available to fund operations and meet cash requirements during fiscal 2009.

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

Goodwill and Other Identified Intangible Asset Impairment

We test goodwill for impairment on an annual basis or as needed if circumstances arise that reduce the value of our reporting units below the carrying value.  We compare the fair value of each reporting unit to its carrying amount (including goodwill) for our impairment evaluation.  Our business segments are considered reporting units for goodwill impairment testing.  Goodwill is considered to be impaired if the carrying value of a reporting unit exceeds its fair value.  If goodwill is considered to be impaired, the loss that is recognized is equal to the amount that the carrying value exceeds the fair value of that goodwill.

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

Allowance for Doubtful Accounts

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

ITEM 4T.    CONTROLS AND PROCEDURES

As of August 31, 2008 under the supervision of and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 as of the end of the period covered by this report, or the evaluation date. Based upon the evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were ineffective as of the evaluation date. Disclosure controls are controls and procedures designed to reasonably ensure that information required to be disclosed in our reports filed under the Exchange Act, such as this report, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls include controls and procedures designed to reasonably ensure that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

ITEM 1A.    RISK FACTORS

In addition to the information set forth under Item 1A of Part I to our Annual Report on Form 10-K for the year ended May 31, 2008 , you should carefully consider the following factors, which could have a material adverse effect on our results of operations, financial condition, cash flows, business or the market for our common shares.  Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may also materially adversely affect our business, financial condition and future results of operations.

We have limited operating funds, and our ability to continue as a going concern is dependent upon our ability to obtain additional capital to operate the business.

We have experienced net losses which have caused an accumulated deficit of approximately $134,000,000 as of August 31, 2008. In addition, we have consumed net cash used in operating activities of approximately $2,000,000 for the quarter ended August 31, 2008. We will require additional funds to sustain and expand our current business, and to continue implementing our business plan. These factors raise substantial doubt about our ability to continue as a going concern.

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

In the 2008 Annual Report on Form 10-K, the Company noted that it had identified a material weakness in its internal accounting controls because of insufficient staffing in its accounting department. Management is addressing the material weakness by adding staff and increasing the level and the training of it’s staff.  As of August 31, 2008 the problem was being addressed.  Management noted that issues of the prior quarter did not exist at August 31, 2008.  By definition, a material weakness means that there is a significant deficiency that, by itself, or in combination with other significant deficiencies, results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. Additionally, the existence of a material weakness precludes management from concluding that internal control over financial reporting is effective.

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

Under the NASDAQ’s requirements, a stock can be delisted and not allowed to trade on the NASDAQ Capital Market if the closing bid price of the stock over a 30 consecutive trading-day period is less than $1.00. The Boston Stock Exchange does not maintain a similar minimum price requirement. We intend to seek shareholder approval to authorize a reverse split of our common shares in order to raise our stock price and gain compliance with the minimum bid price requirement,  However, there is no assurance that our shareholders will approve the reverse stock split or that such split, if approved, will be sufficient to allow us to maintain a bid price of at least $1.00.  No assurance can be given that the closing bid price of our common shares will satisfy the NASDAQ minimum bid price requirements and thus continue to trade on the NASDAQ Capital Market. Although our common shares may remain listed on the Boston Stock Exchange, if our common shares are delisted from the NASDAQ Capital Market, there may be a limited market for our shares, trading our stock may become more difficult and our share price could decrease even further. If our common shares are not listed on a national securities exchange or the NASDAQ Capital Market, potential investors may be prohibited from or be less likely to purchase our common shares, limiting the trading market for our stock even further.  In addition, the delisting of our common shares may result in a default under our secured promissory notes.

We are currently not in compliance with the NASDAQ’s listing requirements and may face delisting if we do not regain compliance.

We were not in compliance with the requirements for continued listing set forth in NASDAQ Marketplace Rule 4310(c)(14) because of our failure to file our annual report on Form 10-K for the fiscal year ended May 31, 2008 and our quarterly report on Form 10-Q for the fiscal quarter ended August 31, 2008.  We filed an appeal of a delisting notice delivered to us by the NASDAQ with the NASDAQ Listing Qualifications Panel requesting continued listing of our common shares until the Panel’s review and determination.  A hearing before the Panel to consider the appeal occurred on October 30, 2008.  We are awaiting a determination by the Panel on our matter.  In the meantime, we filed our annual report on November 14, 2008 and this quarterly report on the date hereof, as we undertook to do during our hearing with the Panel.  The suspension of trading and delisting remains stayed pending such appeal.  Subsequent to our hearing, the NASDAQ announced that effective as of October 30, 2008, the NASDAQ is providing a company that is delinquent in its periodic filing obligations with the opportunity to submit a plan of compliance pursuant to which the staff may grant an exception for up to 180 calendar days from the due date of the filing for the company to evidence compliance.  A company that regains compliance within that time would not receive a delisting determination.  We expect that the Panel’s determination will take into consideration such pronouncement.  In addition, currently we are not in compliance with the requirements for continued listing set forth in NASDAQ Marketplace Rule 4310(c)(3) because of our failure to maintain a stockholders’ equity of at least $2,500,000, a market value of listed securities of at least $35,000,000 or $500,000 of net income from continuing operations for the most recently completed fiscal year or two of the three most recently completed fiscal years.  The notification we received on November 20, 2008 from the NASDAQ stated that the Panel would consider this additional deficiency in rendering a determination regarding our continued listing on The NASDAQ Capital Market.  We were asked to present our views with respect to the additional deficiency to the Panel no later than December 3, 2008.  On December 3, 2008, we submitted a plan of compliance to the Panel for its consideration.  We expect to receive a determination from the Panel regarding our listing deficiencies by December 31, 2008.

If the Panel determines not to accept our plan of compliance, our common shares will likely be delisted from trading on the NASDAQ Capital Market.  As described above, if our common shares are delisted from the NASDAQ Capital Market, there may be a limited market for our shares, trading our stock may become more difficult and our share price could decrease even further.  If our common shares are not listed on a national securities exchange or the NASDAQ Capital Market, potential investors may be prohibited from or be less likely to purchase our common shares, limiting the trading market for our stock even further.  In addition, the delisting of our common shares may result in a default under our secured promissory notes.

Michael Mullarkey, our Chairman, may have interests that are different than other shareholders and may influence certain actions.

As of December 1, 2008, Michael Mullarkey, our Executive Chairman, beneficially owned approximately 19.91% of our outstanding common shares.  Mr. Mullarkey’s interests as a major shareholder may conflict with his fiduciary duties as a director.  Mr. Mullarkey’s interests may influence how he votes on certain matters that require shareholder approval.  Mr. Mullarkey may influence the outcome of various actions that require shareholder approval including the election of our directors, delaying or preventing a transaction in which shareholders might receive a premium over the prevailing market price for their shares and preventing changes in control or management.

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not applicable.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

ITEM 5.   OTHER INFORMATION

Not applicable.

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

Workstream Inc. (Registrant)

DATE: December 15, 2008	By:	/s/ Steve Purello
Steve Purello, President and Chief Executive Officer (Principal Executive Officer)

DATE: December 15, 2008	By:	/s/ Jay Markell
Jay Markell, Chief Financial Officer (Principal Financial Officer)