Form 10-Q
period 2008-11-30
WORKSTREAM INC
filed 2009-01-22
CIK 1095266

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC  20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended November 30, 2008 OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________________________ to ____________________________

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes ☐ No ☒

As of January 20, 2009, there were 56,079,181 common shares, no par value, outstanding, excluding 108,304 common shares held in escrow.

WORKSTREAM INC.

TABLE OF CONTENTS

			Page No.
Part I.	Financial Information
	Item 1.	Unaudited Consolidated Financial Statements
		Unaudited Consolidated Balance Sheets as of
		November 30, 2008 and May 31, 2008	2
		Unaudited Consolidated Statements of Operations for
		the Three and Six Months ended November 30, 2008 and 2007	3
		Unaudited Consolidated Statement of Stockholders’ Equity (Capital Deficiency) for the Six Months ended November 30, 2008	4
		Unaudited Consolidated Statements of Cash Flows
		for the Six Months ended November 30, 2008 and 2007	5
		Notes to Unaudited Consolidated Financial Statements	6
	Item 2.	Management’s Discussion and Analysis of Financial
		Condition and Results of Operations	21

	Item 4T.	Controls and Procedures	29
Part II.	Other Information
	Item 1.	Legal Proceedings	30
	Item 1A.	Risk Factors	30
	Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	32
	Item 3.	Defaults Upon Senior Securities	33
	Item 4.	Submission of Matters to a Vote of Security Holders	33
	Item 5.	Other Information	33

	Item 6.	Exhibits	33
	Signatures		34

PART 1 – FINANCIAL INFORMATION

ITEM 1: CONSOLIDATED FINANCIAL STATEMENTS

WORKSTREAM INC.
UNAUDITED CONSOLIDATED BALANCE SHEETS

	November 30, 2008	May 31, 2008
ASSETS
Current assets:
Cash and cash equivalents	$883,561	$3,435,337
Restricted cash	322,920	391,415
Short-term investments	58,892	67,983
Accounts receivable, net	3,326,128	3,293,279
Prepaid expenses and other assets	363,343	501,970
Assets held-for-sale	3,707,195	3,890,865
Total current assets	8,662,039	11,580,849

Equipment, net	1,411,123	1,955,887
Other assets	24,245	75,737
Acquired intangible assets, net	171,867	449,975
Goodwill	14,324,734	14,324,734

TOTAL ASSETS	$24,594,008	$28,387,182

LIABILITIES AND STOCKHOLDERS’ EQUITY (CAPITAL DEFICIENCY)
Current liabilities:
Accounts payable	$2,346,243	$3,114,565
Accrued liabilities	2,871,568	2,971,645
Accrued compensation	798,098	1,124,384
Current portion of long-term obligations	330,076	541,141
Deferred revenue	2,710,503	2,396,002
Liabilities related to assets held-for-sale	684,616	823,371
Total current liabilities	9,741,104	10,971,108

Long-term obligations less current portion	144,214	272,300
Deferred revenue – long term	161,865	113,000
Common stock warrant liability	-	19,000,000
Notes payable	19,000,000	-
Total liabilities	29,047,183	30,356,408

Contingencies (Note 4)

STOCKHOLDERS’ EQUITY (CAPITAL DEFICIENCY)
Preferred stock, no par value	-	-
Common stock, no par value: 56,079,181 and 52,442,818 shares issued and outstanding, respectively	113,188,378	112,588,378
Additional paid-in capital	18,394,245	18,261,543
Accumulated other comprehensive loss	(614,639)	(799,190)
Accumulated deficit	(135,421,159)	(132,019,957)
Total stockholders’ equity (capital deficiency)	$(4,453,175)	$(1,969,226)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (CAPITAL DEFICIENCY)	$24,594,008	$28,387,182

See accompanying notes to these consolidated financial statements.

WORKSTREAM INC.
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months ended		Six Months ended
	November 30,		November 30,
	2008	2007	2008	2007

Revenues:
Software	$1,836,478	$2,210,799	$3,627,935	$4,757,258
Professional services	509,169	845,605	1,231,140	1,820,737
Rewards and discount products	1,435,089	1,587,061	2,954,004	2,957,341
Career networks	805,488	1,512,317	1,708,579	3,155,096
Revenues, net	4,586,224	6,155,782	9,521,658	12,690,432
Cost of revenues:
Rewards and discount products	1,169,228	1,160,706	2,343,240	2,176,083
Other	325,966	704,678	753,168	1,423,083
Cost of revenues (exclusive of amortization and depreciation expense noted below)	1,495,194	1,865,384	3,096,408	3,599,166

Gross profit	3,091,030	4,290,398	6,425,250	9,091,266

Operating expenses:
Selling and marketing	907,668	2,688,380	1,901,447	5,101,436
General and administrative	1,890,846	4,009,733	4,557,838	8,736,817
Research and development	985,159	1,437,543	2,287,261	2,922,179
Amortization and depreciation	445,326	1,106,938	925,334	2,406,601
Total operating expenses	4,228,499	9,242,594	9,671,880	19,167,033

Operating loss	(1,137,469)	(4,952,196)	(3,246,630)	(10,075,767)

Interest and other income	1,506	5,435,421	141,762	6,976,612
Interest and other expense	(348,952)	(157,073)	(422,784)	(2,138,112)
Other income (expense), net	(347,446)	5,278,348	(281,022)	4,838,500

Income (loss) before income tax expense	(1,484,915)	326,151	(3,527,652)	(5,237,268)
Current income tax (expense) benefit	(7,075)	32,542	(17,754)	(17,366)
Net income (loss) from continuing operations	$(1,491,990)	$358,693	$(3,545,406)	$(5,254,634)

Income from discontinued operations, net of taxes	142,370	423,718	144,204	536,010

NET (LOSS) INCOME	$(1,349,620)	$782,411	$(3,401,202)	$(4,718,624)

Weighted average number of common shares outstanding -basic	55,120,140	51,571,152	53,766,928	51,571,152

Weighted average number of common shares outstanding -diluted	55,120,140	55,629,959	53,766,928	51,571,152

Basic earnings (loss) per share from continuing operations	$(0.02)	$0.01	$(0.06)	$(0.10)

Diluted earnings (loss) per share from continuing operations	$(0.02)	$0.01	$(0.06)	$(0.10)

Basic earnings per share from discontinued operations	$0.00	$0.01	$0.00	$0.01

Diluted earnings per share from discontinued operations	$0.00	$0.01	$0.00	$0.01

See accompanying notes to these consolidated financial statements.

WORKSTREAM INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (CAPITAL DEFICIENCY)
For the six Month ended November 30, 2008
(Unaudited)

			Additional	Accumulated Other		Total Stockholders'
	Common Stock		Paid-In	Comprehensive	Accumulated	Equity (Capital
	Shares	Amount	Capital	Loss	Deficit	Deficiency)
Balance at May 31, 2008	52,442,818	112,588,378	18,261,543	(799,190)	(132,019,957)	$(1,969,226)

Issuance of common shares	3,636,363	600,000	-	-	-	600,000
Stock-based compensation	-	-	90,262	-	-	90,262
Expensing of restricted stock unit grants	-	-	42,440	-	-	42,440
Net loss	-	-	-	-	(3,401,202)	(3,401,202)
Cumulative translation adjustment	-	-	-	184,551	-	184,551
Balance at November 30, 2008	$56,079,181	$113,188,378	$18,394,245	$(614,639)	$(135,421,159)	$(4,453,175)

See accompanying notes to these consolidated financial statements.

WORKSTREAM INC.
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended
	November 30,
	2008	2007
Cash flows used in operating activities:
Net loss	$(3,401,202)	$(4,718,624)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization and depreciation	926,867	2,408,237
Leasehold inducement amortization	(30,497)	(28,720)
Provision for bad debts	465,999	128,835
Loss on sale or disposal of fixed asset	-	12,622
Stock based compensation	132,702	876,856
Non-cash interest expense	(729)	(6,733,799)
Change in long-term portion of deferred revenue	48,865	(88,207)
Net change in components of working capital:
Accounts receivable	(314,412)	(617,410)
Prepaid expenses and other assets	187,819	387,485
Accounts payable and accrued expenses	(216,296)	(490,255)
Accrued compensation	(318,951)	484,588
Deferred revenue	124,228	549,709
Net cash used in operating activities	(2,395,607)	(7,828,683)

Cash flows provided by (used in) investing activities
Purchase of property and equipment	(1,922)	(380,437)
Decrease in restricted cash	-	130,923
Decrease in short-term investments	9,091	1,558
Net cash provided by (used in) investing activities	7,169	(247,956)

Cash flows provided by (used in) financing activities:
Proceeds from exercise of options and warrants	-	39,200
Repayment of long-term obligations	(232,748)	(305,229)
Payment of guaranteed financing costs	-	(550,000)
Proceeds from warrant financing	-	18,658,172
Net repayments on line of credit	-	(4,498,619)
Net cash (used in) provided by financing activities	(232,748)	13,343,524

Effect of exchange rate changes on cash and cash equivalents	69,410	(124,943)

Net increase/(decrease) in cash and cash equivalents	(2,551,776)	5,141,942
Cash and cash equivalents, beginning of period	3,435,337	2,752,601

Cash and cash equivalents, end of period	$883,561	$7,894,543

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$15,009	$21,774
Supplemental schedule of non-cash investing and financing activities:
Conversion of warrant liability to notes payable	$19,000,000	$-
Non-cash issuance of common stock in connection with the settlement of class action lawsuits	$600,000	$-

See accompanying notes to these consolidated financial statements.

WORKSTREAM INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

NOTE  1.      THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Unaudited Interim Financial Information

The accompanying consolidated balance sheet as of November 30, 2008, the consolidated statements of operations for the three and six months ended November 30, 2008 and 2007, and the consolidated statements of cash flows for the six months ended November 30, 2008 and 2007 are unaudited but include all adjustments (consisting of normal recurring adjustments) that are, in the opinion of management, necessary for a fair presentation of our financial position at such dates and our results of operations and cash flows for the periods then ended, in conformity with accounting principles generally accepted in the United States (“GAAP”).  The consolidated balance sheet as of May 31, 2008 has been derived from the audited consolidated financial statements at that date but, in accordance with the rules and regulations of the United States Securities and Exchange Commission (“SEC”), does not include all of the information and notes required by GAAP for complete financial statements.  Operating results for the six months ended November 30, 2008 are not necessarily indicative of results that may be expected for the entire fiscal year. The consolidated financial statements should be read in conjunction with the consolidated financial statements and notes for the fiscal year ended May 31, 2008 included in the Company’s amended Form 10-K/A filed with the SEC on November 17, 2008.

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

On August 4, 2008, the Board of Directors of Workstream engaged an investment bank to sell 6FigureJobs.com which was previously reported under the Career Networks segment of the business.

Management Assessment of Liquidity

The opinion of our independent registered public accountants on the audited financial statements as of and for the year ended May 31, 2008 contained an explanatory paragraph regarding substantial doubt about our ability to continue as a going concern.

WORKSTREAM INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

We have had operating losses since our inception, and during fiscal 2009, we have an operating loss of approximately $3,247,000 and cash used in operating activities of approximately $2,396,000.  Cash and cash equivalents, restricted cash and short-term investments on hand as of November 30, 2008 totaled approximately $1,265,000.  These trends raise concerns about the sufficiency of the Company’s liquidity levels to be able to support its operations in the near term.  Due to significant reductions in operating expenses in the fourth quarter of fiscal 2008, October 2008 and again in January 2009, management believes the current liquidity will be sufficient to meet its anticipated working capital and capital expenditure requirements.  The current operating loss was the result of current economic conditions and is a reflection of the overall health of the economy as a whole.  As it relates to the Career Networks segment of the business, management believes that the career transition services will gain strength in this type of economy as it has in the past .   Based on an analysis of our current contracts, forecasted new business, our current backlog and current expense level, management believes the Company will meet its cash flow needs for the remainder of fiscal 2009.  If these measures fall short, management will consider additional cost savings measures, including cutting back product development initiatives and further reducing general and administrative expenses and reducing sales and marketing expenditures.  We recognize that there are no assurances that the Company will be successful in meeting its cash flow requirements, however, management is confident that, if necessary, there are other alternatives available to fund operations and meet cash requirements during fiscal 2009.

While management believes that the anticipated improvement in operating cash flows together with our current cash reserves will be sufficient to meet our working capital and capital expenditure requirements through at least May 31, 2009, we are exploring other alternatives to assist in the funding of our business.  Workstream has actively engaged an investment bank to value and divest 6Figuresjobs.com.  The move is designed to infuse the Company with cash, as well as to reduce the senior secured notes payable.  Pursuant to the terms of our aggregate $19 million notes, Workstream is to receive 25% of any proceeds from the sale of any assets and the senior secured note holders are to receive 75% of any proceeds.  Workstream is continuing to consider other opportunities to raise capital and align the Company’s business operations with its strategic focus.

Our common stock currently trades on the NASDAQ Capital Market and the Boston Stock Exchange. On November 20, 2007, the Company received a letter from The NASDAQ Stock Market (“NASDAQ”) notifying the Company that for 30 consecutive trading days prior to the date of the letter, the minimum bid price per share of the Company's listed securities had been below the minimum bid price per share of $1.00 as required for continued inclusion on the NASDAQ Capital Market. On May 20, 2008, we received a notice from NASDAQ that provided the Company an additional 180 calendar day compliance period, or until November 17, 2008, to regain compliance. However, on October 16, 2008, the NASDAQ announced that, effective immediately, it was suspending the enforcement of the rules requiring a minimum $1.00 closing bid price. The suspension remains in effect and, as a result, we will now have until at least February 18, 2009 to regain compliance with the $1.00 minimum bud price requirements. At January 20, 2009, our shares were trading at $.04 per share.

If our common shares are delisted from the NASDAQ Capital Market, there may be a limited market for our shares, trading our stock may become more difficult and our share price could decrease even further.  If our common shares are not listed on a national securities exchange or the NASDAQ Capital Market, potential investors may be prohibited from or be less likely to purchase our common shares, limiting the trading market for our stock even further.  In addition, the delisting of our common shares will be an event of default under our secured promissory notes requiring a waiver from our holders. There can be no assurance such waiver will be granted.  See further details under Part II, Item 1A. Risk Factors.

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

WORKSTREAM INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

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

The Company performed interim goodwill impairment testing at November 30, 2008 because of the operating losses in the career services division. The estimated fair values of the reporting units with triggering events and goodwill were calculated based on observable market price-to-revenue multiples and tangible book value muiltiples of revelant, comparable peer companies. Commencing in the second quarter of 2008, management corroborated the estimated fair value of the reporting units based on multiple analysis with discounted cash flow analyses that indicated estimated reporting unit fair values consistent with the estimated reporting unit fair values developed using price-to-revenue and tangible book value multiples. Management determined that no goodwill impairment charge was required.

While management has a plan to return the Company’s business fundamentals to levels that support the book value per common share, there is no assurance that the plan will be successful, or that the market price of the common stock will increase to such levels in the foreseeable future and the Company may have to recognize an impairment of all, or some portion of, its goodwill and other intangible assets. There is no assurance that: (1) valuation multiples will not decline, (2) discount rates will not increase or (3) the earnings, book values or projected earnings and cash flows of the Company’s individual reporting segments will not decline. Accordingly, an impairment charge to goodwill and other intangible assets may be required in the foreseeable future.

Fair Value Measurements

The Company adopted the provisions of SFAS No. 157 and FSP FAS 157-2 on June 1, 2008. The adoption of these pronouncements did not have a material effect on the Company’s consolidated financial position or results of operations. SFAS No. 157 defines fail value to be the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date and emphasizes that fair value is a market-based measurement, not an entity-specific measurement.

It establishes a fair value hierarchy and expands disclosures about fair value measurements in both interim and annual periods. SFAS No. 157 enables the reader of the financial statements to assess the inputs used to develop fair value measurements by establishing a hierarchy for ranking the quality and reliability of the information used to determine fair values. FSP FAS 157-2 defers the effective date for FAS No. 157 until June 1, 2009 for nonfinancial assets and nonfinancial liabilities that are recognized or disclosed in the financial statements on a nonrecurring basis. SFAS No. 157 requires that assets and liabilities carried at fair value will be classified and disclosed in one of the following categories:

Level 1: Quoted market prices in active markets for identical assets or liabilities.

Level 2: Observable market based inputs or unobservable inputs that are corroborated by market data.

Level 3: Unobservable inputs that are not corroborated by market data.

As of the November 30, 2008, there are no financial assets and financial liabilities that are measured at fair value.

WORKSTREAM INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Recent Accounting Pronouncements

In December 2007, the FASB issued Statement No. 141, Business Combinations-Revised (“SFAS No. 141(R)”).  SFAS No. 141(R) establishes principles and requirements for how an acquirer in a business combination:  recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any  non-controlling interests in the acquiree;  recognizes and measures goodwill acquired in the business combination or a gain from a bargain purchase price;  and, determines what information to disclose to enable users of the consolidated financial statements to evaluate the nature and financial effects of the business combination.  Statement 141 (R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.  The application of Statement 141 (R) will cause management to evaluate future transaction returns under different conditions, particularly the near term and long term economic impact of expensing transaction costs up front.

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

NOTE 2.   ALLOWANCE FOR DOUBTFUL ACCOUNTS

The following presents the details of the change in the allowance for doubtful accounts:

	Six Months Ended	Year Ended
	November 30, 2008	May 31, 2008

Balance at beginning of the period	$509,802	$711,087
Charged to bad debt expense	466,126	485,087
Write-offs and effect of exchange rate changes	(551,132)	(686,372)
Balance at end of the period	$424,796	$509,802

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

WORKSTREAM INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4.   CONTINGENCIES

On or about August 10, 2005, a class action lawsuit was filed against the Company, its former Chief Executive Officer and its former Chief Financial Officer in the United States District Court for the Southern District of New York. The action, instituted on behalf of a purported class of purchasers of the Company’s common shares during the period from January 14, 2005 to and including April 14, 2005 (the class period), alleged, among other things, that management provided the market misleading guidance as to anticipated revenues for the quarter ended February 28, 2005, and failed to correct this guidance on a timely basis. The action claimed violations of Section 10(b) of the Securities Exchange Act of 1934 (the “Exchange Act”) and Rule 10b-5 promulgated thereunder, as well as Section 20(a) of the Exchange Act, and sought compensatory damages in an unspecified amount as well as the award of reasonable costs and expenses, including counsel and expert fees and costs. The Court certified the case as a class action.

The parties agreed to settle the claims in consideration of the payment of $3 million by the Company’s insurance carrier and issuance by the Company of $600,000 in common shares (or 3,636,363 common shares, which were issued on September 24, 2008).  The Court held a hearing on June 24, 2008 to consider the fairness of the settlement after notice of the settlement and the hearing had been given to the class.  No opposition to approval of the settlement was presented at the hearing.  On August 13, 2008, the court entered a final judgment in the case, which became final on September 12, 2008.

The Company maintained directors and officers’ liability insurance, which covered the liability of the individual defendants in the amount of $10 million. The Company reached an agreement with its primary insurance carrier limiting the Company’s exposure to $600,000.   The $600,000 was accrued for in fiscal year 2007 and 3,636,363 shares were issued on September 24, 2008.

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

On April 11, 2007, Nathan A. Low (“Low”) and Sunrise Foundation Trust (“Trust”) filed an amended  complaint with Sunrise against the Company and its former Chief Executive Officer in the United States District Court for the Southern District of New York alleging a violation of Section 10b-5 of the Securities Exchange Act of 1934 and a claim under New York common law for fraudulent and negligent misrepresentations in connection with Low’s and the Trust’s purchase of common shares and warrants in a private placement. The three plaintiffs invested an aggregate of $4 million in the Company in the private placement. The case was settled for $1.2 million.  The settlement of the claims against defendants was funded by proceeds from the Company’s insurance policies.

WORKSTREAM INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

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

NOTE 5.   STOCK-BASED COMPENSATION PLAN

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

The Company recognized $24,009 and $90,262 of stock-based compensation expense resulting from stock options in the consolidated statements of operations for the three and six months ended November 30, 2008.  Compensation expense is determined using the fair-value method.  The fair value of options granted was estimated at the date of grant using the Black Scholes option-pricing model with the following assumptions:

	Six Months	Six Months
	Ended	Ended
	November 30, 2008	November 30, 2007
Expected volatility	137%	108%
Expected dividend yield	0%	0%
Expected term (in years)	3.5	3.5
Risk-free interest rate	2.9%	4.04%

WORKSTREAM INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Stock option activity and related information is summarized as follows:

		Weighted
		Average	Weighted		Aggregate
	Number	Exercise	Average	Options	Intrinsic
	of Options	Price	Fair Value	Exercisable	Value

Balance outstanding - May 31, 2008	2,356,548	$1.23		1,228,341	-
Granted	68,600	0.16
Exercised	-
Forfeited	(423,317)	1.20
Balance outstanding - November 30, 2008
	2,001,831	$1.21		1,435,838	$-

The aggregate intrinsic value in the table above represents total intrinsic value (of options in the money), which is the difference between the Company’s closing stock price on November 30, 2008, the last trading day of the reporting period and the exercise price times the number of shares, that would have been received by the option holders had the option holders exercised their options on November 30, 2008.

Information about options outstanding at November 30, 2008 is as follows:

		Options Outstanding		Exercisable
		Weighted
		Average	Weighted		Weighted
		Remaining	Average	Number	Average
Exercise	Number	Contractual	Exercise	Vested and	Exercise
Price	Outstanding	Life (Years)	Price	Outstanding	Price

Less than $.99	879,400	3.98	$0.74	566,196	$0.76
$1.00-$1.99	925,100	2.53	$1.35	676,145	$1.37
$2.00-$2.99	150,800	0.76	$2.45	146,966	$2.45
$3.00 and over	46,531	1.07	$3.24	46,531	$3.24
Total	2,001,831			1,435,838

As of November 30, 2008, $167,354 of total unrecognized compensation costs related to non-vested stock options is expected to be recognized over the weighted average period of 3.00 years.  The realized tax benefit from stock options and other share based payments was $0 for the three and six month periods ended November 30, 2008 due to the uncertainty of  realizability.

WORKSTREAM INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The Company grants restricted stock units to certain management and members of the Board of Directors.  Each restricted stock unit represents one share of common stock and vests ratably over three years.  The Company will then issue common stock for the vested restricted stock units upon exercise by the grantee.  During the vesting period, the restricted stock units cannot be transferred, and the grantee has no voting or dividend rights.  The cost of the awards, determined to be the fair market value of the shares at the date of the grant, is expensed ratably over the vesting period.  The compensation expense associated with the restricted stock units totaling $15,007 and $42,440 for the three and six months ended November 30, 2008, is included in general and administrative expenses on the consolidated statements of operations and in additional paid-in capital on the consolidated balance sheets.  During the three months ended November 30, 2008, the Company did not grant any restricted stock units and none were forfeited. There were 486,670 restricted stock units outstanding including 377,776 that were fully vested, as of November 30, 2008.

		Weighted
	Number Restricted Shares	Average Grant Date Fair Value
Balance non-vested - May 31, 2008	486,670

Granted	-
Vested	(377,776)	1.10
Forfeited	-

Balance non-vested - November 30, 2008	108,894

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

WORKSTREAM INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Business Segments

The following table summarizes the distribution of revenue by business segment:

	Three Months Ended			Six Months Ended
	November 30, 2008			November 30, 2008
	Enterprise			Enterprise
	Workforce	Career		Workforce	Career
	Services	Networks	Total	Services	Networks	Total
Software	$1,836,478	$-	$1,836,478	$3,627,935	$-	$3,627,935
Professional services	509,169	-	509,169	1,231,140	-	1,231,140
Rewards and discount products	1,435,089	-	1,435,089	2,954,004	-	2,954,004
Career services	-	805,488	805,488	-	1,708,579	1,708,579
Revenue, net	3,780,736	805,488	4,586,224	7,813,079	1,708,579	9,521,658
Cost of revenues, rewards and discount products	1,169,228	-	1,169,228	2,343,240	-	2,343,240
Cost of revenues, other	257,609	68,357	325,966	578,684	174,484	753,168
Gross profit	2,353,899	737,131	3,091,030	4,891,155	1,534,095	6,425,250
Expenses	3,386,434	396,739	3,783,173	7,921,555	824,991	8,746,546
Amortization and depreciation	428,093	17,234	445,326	890,867	34,467	925,334
Business segment loss	$(1,460,628)	$323,159	(1,137,469)	$(3,921,267)	$674,637	(3,399,133)
Other income/expense and impact of income taxes			(354,521)			(298,776)
Net loss from continuing operations			$(1,491,990)			$(3,246,630)

WORKSTREAM INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes the distribution of revenue by business segment:

	Three Months Ended			Six Months Ended
	11/30/2007 (1)			11/30/2007 (1)
	Enterprise			Enterprise
	Workforce	Career		Workforce	Career
	Services	Networks	Total	Services	Networks	Total
Software	$2,210,799	$-	$2,210,799	$4,757,258	$-	$4,757,258
Professional services	845,605	-	845,605	1,820,737	-	1,820,737
Rewards and discount products	1,587,061	-	1,587,061	2,957,341	-	2,957,341
Career services	-	1,512,317	1,512,317	-	3,155,096	3,155,096
Revenue, net	4,643,465	1,512,317	6,155,782	9,535,336	3,155,096	12,690,432
Cost of revenues, rewards and discount products	1,160,706	-	1,160,706	2,176,083	-	2,176,083
Cost of revenues, other	538,800	165,878	704,678	1,126,313	296,770	1,423,083
Gross profit	2,943,959	1,346,439	4,290,398	6,232,940	2,858,326	9,091,266
Expenses	6,415,129	1,720,527	8,135,656	12,981,899	4,983,002	17,964,901
Amortization and depreciation	1,088,847	18,091	1,106,938	2,371,697	34,904	2,406,601
Business segment loss	$(4,560,017)	$(392,179)	(4,952,196)	$(9,120,656)	$(2,159,580)	(11,280,236)
Other income/expense and impact of income taxes			5,310,889			6,025,602
Net income (loss) from continuing operations			$358,693			$(5,254,634)

(1)	Reclassified to conform to the current period’s presentation.

The following table summarizes the distribution of assets by business segment:

	As of November 30, 2008			As of May 31, 2008 (1)
	Enterprise			Enterprise
	Workforce	Career		Workforce	Career
	Services	Networks	Total	Services	Networks	Total

Business segment assets	$4,706,925	$393,669	$5,100,594	$5,564,763	$382,117	$5,946,880
Intangible assets	171,867	-	171,867	449,975	-	449,975
Goodwill	11,381,660	2,943,074	14,324,734	11,381,660	2,943,074	14,324,734
Asset held for sale		3,707,195	3,707,195		3,890,865	3,890,865
	$16,260,452	$7,043,938	23,304,390	$17,396,398	$7,216,056	24,612,454
Assets not allocated to business segments			1,289,618			3,774,728

Total assets			$24,594,008			$28,387,182

(1)	Reclassified to conform to the current period’s presentation.
Identifiable assets at November 30, 2007 exclude assets of discontinued operations held-for-sale.

WORKSTREAM INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Geographic

The following table summarizes the distribution of revenue by geographic region:

	Three Months Ended			Six Months Ended
	November 30, 2008			November 30, 2008
		United			United
	Canada	States	Total	Canada	States	Total
Revenue	$307,065	$4,279,159	$4,586,224	$613,712	$8,907,946	$9,521,658
Expenses	989,425	5,081,714	6,071,139	2,233,240	10,816,070	13,049,310
Geographical loss	$(682,360)	$(802,555)	(1,484,915)	$(1,619,528)	$(1,908,124)	(3,527,652)
Other income/expenses and impact of income taxes			(7,075)			(17,754)
Net loss from continuing operations			$(1,491,990)			$(3,545,406)

The following table summarizes the distribution of revenue by geographic region:

	Three Months Ended			Six Months Ended
	11/30/2007 (1)			11/30/2007 (1)
		United			United
	Canada	States	Total	Canada	States	Total
Revenue	$353,532	$5,802,250	$6,155,782	$702,565	$11,987,867	$12,690,432
Expenses	1,310,449	9,797,529	11,107,978	2,661,719	20,104,480	22,766,199
Geographical loss	$(956,917)	$(3,995,279)	(4,952,196)	$(1,959,154)	$(8,116,613)	(10,075,767)
Other income/expenses and impact of income taxes			5,310,889			4,821,133
Net income (loss) from continuing operations			$358,693			$(5,254,634)

The following table summarizes the distribution of assets by geographic region:

	As of November 30, 2008			As of May 31, 2008 (1)
		United			United
	Canada	States	Total	Canada	States	Total
Long-lived assets	$1,058,172	$14,077,282	$15,135,454	$1,463,762	$15,342,571	$16,806,333
Assets held for sale	-	3,707,195	3,707,195	-	3,890,865	$3,890,865
Current assets			5,751,359			7,689,984
Total assets			$24,594,008			$28,387,182

(1)	Reclassified to conform to the current period’s presentation.
Identifiable assets at November 30, 2007 exclude assets of discontinued operations held-for-sale

WORKSTREAM INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7.                      Discontinued Operations and Assets Held For Sale

On August 4, 2008 the Board of Directors of Workstream engaged an investment bank to sell 6Figuresjobs.com (6FJ). The carrying value of the assets of 6FJ at November 30, 2008 is $3,707,195 consisting mainly of $3,404,714 of goodwill and $293,882 of accounts receivable.  The carrying value of the liabilities is $728,416 consisting mainly of $405,635 of deferred revenue and $318,547 of accounts payable and accrued liabilities. The sale of 6FJ is designed to provide the Company with cash to enhance the Company’s working capital position as well as to reduce the senior secured notes payable. Pursuant to the terms of our senior secured notes issued to our Special Warrant Holders (SWH), Workstream is to receive 25% of any proceeds from the sale of any assets and the SWH are to receive 75% of any proceeds. 6Figuresjobs.com is considered an industry leader in the job board market and is a part of the Career Networks division. Based on the current valuation of the business, we do not anticipate any impairment or loss from the sale.

	November 30,	May 31,
	2008	2008
Assets
Accounts receivable net	$293,882	$478,319
Prepaid & other assets	2,633	333
Equipment, net	3,416	4,949
Goodwill	3,404,714	3,404,714
Other assets	2,550	2,550
Total assets	$3,707,195	$3,890,865

Liabilities
Accounts payable	$99,621	$61,285
Accrued liabilities	115,399	108,073
Accrued compensation	59,727	52,390
Long-term obligation, current	2,329	2,029
Deferred revenue	405,635	595,907
Long-term obligation	1,905	3,687
Total liabilities	$684,616	$823,371

	Three months	Six months
	ended	ended
	November 30,	November 30,
	2008	2008
Total revenues, net of interest expense	$5,131,323	$10,684,210
Income from discountinued operations	142,370	144,204
Provision for (benefit from) for income taxes	-	-
Income from discountinued operations, net	$142,370	$144,204

WORKSTREAM INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

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

On April 14, 2008, Workstream and the holders of its Special Warrants entered into a Forbearance Agreement pursuant to which the holders of the Special Warrants agreed to forbear, for a period of one year and one day, any rights they have to require the redemption of the Special Warrants as a result of the occurrence of triggering events under the Special Warrants and to any fees owing to the Special Warrant holders under the Registration Rights Agreement Workstream entered into with them.  Due to the triggering events described above, as of February 29, 2008, we no longer believed the Black-Scholes valuation model was indicative of the fair value of the Special Warrants.  As a result, we evaluated the possible outcomes and determined the weighted-average value of the warrant liability to be $19 million as of February 29, 2008.  This adjustment resulted in $13,051,901 of interest expense in the third quarter of fiscal 2008.

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

WORKSTREAM INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

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

Upon the occurrence of an event of default, as defined in the Notes, an Investor may require the Company to redeem all or a portion of such Investor’s Note at a price equal to 110% of the sum of the principal amount of the Note, accrued and unpaid interest and late fees, if any, to be redeemed.  While management does not believe that the Company is in an event of default at the present time, there can be no assurance that the Company will not be in default during fiscal 2009 and beyond.  In the event of default without a waiver from the note holders the Company may not be able to comply with the requirements of an event of default.

WORKSTREAM INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9.                      Other Comprehensive Loss

Components of comprehensive loss were as follows:

	3 Months Ended November 30,		6 Months Ended November 30,
	2008	2007	2008	2007

Net loss for the year	$(1,349,620)	$782,411	$(3,401,202)	$(4,718,624)
Other comprehensive loss:
Foreign currency translation adjustments (net of tax of $0)	180,639	65,117	184,551	64,373

Comprehensive loss for the year	$(1,168,981)	$847,528	$(3,216,651)	$(4,654,251)

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward Looking Statements

Certain statements discussed in Item 2 (Management’s Discussion and Analysis of Financial Condition and Results of Operations), and Item 3 (Quantitative and Qualitative Disclosures About Market Risk) and elsewhere in this Form 10-Q constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995.  Such forward-looking statements concerning management’s expectations, strategic objectives, business prospects, anticipated economic performance and financial condition and other similar matters involve known and unknown risks, uncertainties and other important factors that could cause the actual results, performance or achievements of results to differ materially from any future results, performance or achievements discussed or implied by such forward-looking statements.  Such risks, uncertainties and other important factors are described in Items 1A (Risk Factors) and 7 (Management’s Discussion and Analysis of Financial Condition and Results of Operations) of the Company’s Form 10-K/A for the fiscal year ended May 31, 2008 and in Item 1A of Part II hereunder.  The words “estimate,” “project,” “intend,” “believe,” “plan” and similar expressions are intended to identify forward-looking statements.  Forward-looking statements speak only as of the date of the document in which they are made.  The Company disclaims any obligation or undertaking to provide any updates or revisions to any forward-looking statement to reflect any change in the Company’s expectations or any change in events, conditions or circumstances on which the forward-looking statement is based.

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

Key Performance Indicators

The following table summarizes the key performance indicators that we consider to be material in managing our business, in thousands (except percentages):

	For the three months ended		For the six months ended
	November 30	November 30	November 30	November 30
	2008	2007	2008	2007
	(unaudited)	(unaudited)	(unaudited)	(unaudited)

Total Revenue	$4,586	$6,156	$9,522	$12,690
Hosting revenue	29%	22%	27%	21%
License revenue	11%	14%	11%	16%
Subscription revenue	0%	1%	0%	0%
Total Software revenue	40%	37%	38%	37%
Professional services	11%	13%	13%	14%
Rewards and tickets	31%	26%	31%	23%
Career Networks	18%	25%	18%	25%
Operating loss	$(1,290)	$(4,952)	$(3,399)	$(10,076)
Net cash used in operating activities	$(480)	$(1,301)	$(2,396)	$(7,829)

The following table summarizes the operating segments as a percentage of deferred revenue, in thousands (except percentages):

	As of	As of
	November 30, 2008	May 31, 2007
	(unaudited)
Total deferred revenue	$2,872	$2,509

Enterprise Workforce Services	85%	67%
Career Networks	15%	33%

Results of Operations

The following table sets forth certain condensed consolidated statements of operations data expressed as a percentage of total revenue for the periods indicated.  Period-to period comparisons of our financial results are not necessarily meaningful and you should not rely on them as an indication of future performance.

	Three Months ended		Six Months ended
	November 30,		November 30,
	2008	2007	2008	2007

Revenues:
Software	40%	36%	38%	37%
Professional services	11%	13%	13%	15%
Rewards and discount products	31%	26%	31%	23%
Career networks	18%	25%	18%	25%
Revenues, net	100%	100%	100%	100%
Cost of revenues:
Rewards and discount products	25%	19%	25%	17%
Other	7%	11%	8%	11%
Cost of revenues (exclusive of amortization
and depreciation expense noted below)	33%	30%	33%	28%

Gross profit	67%	70%	67%	72%

Operating expenses:
Selling and marketing	20%	44%	20%	40%
General and administrative	45%	65%	49%	69%
Research and development	21%	23%	25%	23%
Amortization and depreciation	10%	18%	10%	19%
Total operating expenses	96%	150%	103%	151%

Operating loss	-31%	-80%	-36%	-79%

Interest and other income	0%	88%	1%	55%
Interest and other expense	-4%	-2%	-3%	-17%
Other income (expense), net	-4%	86%	-1%	38%

Income (loss) before income tax expense	-32%	5%	-37%	-41%
Current income tax (expense) benefit	0%	1%	3%	0%
Net income (loss) from continuing operations	-33%	6%	-37%	-41%

Income from discontinued operations net of taxes	3%	7%	2%	4%

NET (LOSS) INCOME	-29%	13%	-36%	-37%

REVENUES

Consolidated revenues were $4,586,000 for the quarter ended November 30, 2008 compared to $6,156,000 for the same period in fiscal year 2008, a decrease of $1,570,000 or 26%.

Software revenues for the second quarter 2009 were $1,836,000 compared to $2,211,000 for the second quarter 2008, a decrease of $375,000 or 17%.  Software revenue, which is comprised of subscription, hosting and maintenance fees, was down based on code deals that were not present in fiscal year 2009 and were present in fiscal year 2008.

Professional services revenues for the second quarter 2009 were $509,000 compared to $846,000 for the second quarter 2008, a decrease of $337,000 or 40%.  The decrease in professional services was primarily due to a reduction in new customer implementations and upgrades.

Rewards and discount products revenues for the second quarter 2009 were $1,435,000 compared to $1,587,000 for the second quarter 2008, a decrease of $152,000 or 10%.  Rewards and discount products revenues declined year over year as a result of a reduction in company holiday redemptions due to a slow economy.

Career Networks revenues for the second quarter 2009 were $805,000 compared to $1,512,000 for the second quarter 2008, a decrease of $707,000 or 47%.  The decrease in revenues was primarily due to the slow economy and the slow down of the financing availablity for our outplacement services.

Consolidated revenues were $9,522,000 for the six months ended November 30, 2008 compared to $12,690,000 for the six months ended November 30, 2007, a decrease of $3,168,000 or 25%.

Software revenues for the six months ended November 30, 2008 were $3,628,000 compared to $4,757,000 for the six months ended November 30, 2007, a decrease of $1,129,000 or 24%. Software revenue, which is comprised of subscription, hosting and maintenance fees, were primarily due to code deals that were not present in fiscal year 2009 and were present in fiscal year 2008.

Professional services revenues for the six months ended November 30, 2008 were $1,231,000 compared to $1,821,000 for the six months ended November 30, 2007, a decrease of $590,000 or 32%. The decrease in professional services was primarily due to a reduction in new customer implementations and upgrades.

Rewards and discount products revenues for the six months ended November 30, 2008 were $2,954,000 compared to $2,957,000 for the six months ended November 30, 2007, a decrease of $3,000 or 0%.  Rewards and discount products revenues remained consistent year over year as a result of additional business from existing customers in the first quarter 2009.  These gains were offset by a reduction in company holiday redemptions.

Career Networks revenues for the six months ended November 30, 2008 were $1,709,000 compared to $3,155,000 for the six months ended November 30, 2007, a decrease of $1,446,000 or 54%.  The decrease in revenues was primarily due to the availability of financing and a slow economy for the customers in our outplacement services which contributed to the decreased sales.

COST OF REVENUES AND GROSS PROFIT

Cost of revenues for the second quarter 2009 was $1,495,000 compared to $1,865,000 for the second quarter 2008 a decrease of $370,000 or 20%.  Gross profits were $3,091,000 for the second quarter 2009 compared to $4,290,000 for the second quarter 2008, a decrease of $1,199,000 or 28%.

Rewards and discount product cost of revenues accounted for $1,169,000 of the total cost of revenues for second quarter 2009 compared to $1,161,000 for second quarter 2008, an increase of $8,000 or 0%.  Rewards and discount products gross profit was $266,000 or 19% for second quarter 2009 compared to $426,000 or 27% for second quarter 2008, a decrease of $160,000 or 38%.  The decrease in gross profit is driven by the redemption mix of our products.

Cost of revenues for the six months ended November 30, 2008 was $3,096,000 compared to $3,599,000 for the six months ended November 30, 2007, a decrease of $503,000 or 14%.  Gross profits were $6,425,000 for six months ended November 30, 2008 compared to $9,091,000 for the six months ended November 30, 2007, a decrease of $2,666,000 or 29%.

Rewards and discount product cost of revenues accounted for $2,343,000 of the total cost of revenues for the six months ended November 30, 2008 compared to $2,176,000 for the six months ended November 30, 2007, an increase of $167,000 or 8%.  Rewards and discount products gross profit was $611,000 or 21% for the six months ended November 30, 2008 compared to $781,000 or 26% for the six months ended November 30, 2007, a decrease of $170,000 or 22%.  The decrease in gross profit is driven by the redemption mix of our products.

SELLING AND MARKETING EXPENSE

Selling and marketing expenses were $908,000 for second quarter 2009 compared to $2,688,000 for second quarter 2008, a decrease of $1,780,000 or 66%.  The decrease is primarily due to employee costs, including commissions, as there was a significant decrease in headcount.  There was also a decrease in trade show activity compared to prior year related to the release of our new product interface.

Selling and marketing expenses were $1,901,000 for the six months ended November 30, 2008 compared to $5,101,000 for the six months ended November 30, 2007, a decrease of $3,200,000 or 63%.  The decrease was primarily due to the decrease in sales headcount and marketing programs in the current period.

GENERAL AND ADMINISTRATIVE EXPENSE

General and administrative expenses were $1,890,000 for second quarter 2009 compared to $4,010,000 for second quarter 2008, an decrease of $2,120,000 or 53%.  This decrease was primarily a result of lower professional service fees in connection with the release of certain SEC documents that required consents from the two accounting firms representing the Company during the past fiscal year and other professional fees due to recruiting costs associated with new hires.

General and administrative expenses were $4,558,000 for the six months ended November 30, 2008 compared to $8,737,000 for the six months ended November 30, 2007, a decrease of $4,179,000 or 48%.  This decrease was primarily the result of lower professional services fees and substantially lower recruiting costs during the current period.

RESEARCH AND DEVELOPMENT EXPENSE

Research and development expenses were $985,000 for second quarter 2009 compared to $1,438,000 for second quarter 2008, a decrease of $453,000 or 32%.  The Company has slowed the continuing updates to acquired technology to standardize for customer satisfaction and requests.

Research and development costs were $2,287,000 for the six months ended November 30, 2008 compared to $2,922,000 for the six months ended November 30, 2007, a decrease of $635,000 or 22%.  The primary reason for the decrease was due to the release of the integrated version of our product suite in the prior year.

AMORTIZATION AND DEPRECIATION EXPENSE

Amortization and depreciation expense was $445,000 for second quarter 2009 compared to $1,107,000 for second quarter 2008, a decrease of $662,000 or 60%.   The decrease reflects certain acquired intangible assets becoming fully amortized.  Without additional business acquisitions, amortization expense will fully amortize during fiscal 2009.

Amortization and depreciation expense was $925,000 for the six months ended November 30, 2008 compared to $2,407,000 for the six months ended November 30, 2007, a decrease of $1,482,000 or 62%.   The decrease reflects certain acquired intangible assets becoming fully amortized.  Without additional business acquisitions, amortization expense will fully amortize during fiscal 2009.

INTEREST AND OTHER INCOME

Interest and other income was $2,000 for second quarter 2009 compared to $5,435,000 for the second quarter 2008, a decrease of $5,433,000 or 99%.  Interest income from prior year reflects approximately $6,734,000 of warrant liability interest income.

Interest and other income was $142,000 for the six months ended November 30, 2009 compared to $6,977,000 for the six months ended November 30, 2008, a decrease of $6,835,000 or 98%.

INTEREST AND OTHER EXPENSE

Interest and other expense was $349,000 for second quarter 2009 compared to $157,000 for second quarter 2008, an increase of $192,000 or 123%.  Interest expense for the current year quarter primarily includes interest on the senior secured notes payable which was closed in August 2008 in connection with the renogation of the equity financing from August 2007.

Interest and other expense was $423,000 for the six months ended November 30, 2008 compared to $2,138,000 for the six months ended November 30, 2007, a decrease of $1,715,000 or 80%.  The increase was primarily due to accelerated interest and other expense related to a term loan that was paid off in August 2008.

LIQUIDITY AND CAPITAL RESOURCES

As of November 30, 2008, we maintained $1,265,000 in cash, cash equivalents and short-term investments.  Working capital, which represents current assets less current liabilities, was negative $1,123,000, a decrease of $1,733,000 compared to May 31, 2008.

As of November 30, 2008, $322,000 was restricted from use in order to collateralize various lease arrangements.  The restricted cash guaranteeing the leases will periodically decrease according to the terms of the lease agreements.

For the six months ended November 30, 2008, cash used in operations totaled $2,396,000, consisting primarily of the net loss for the period of $3,401,000, offset by non-cash expenses, including amortization and depreciation of $927,000.

Net cash used in investing activities during the six months ended November 30, 2008 was $7,000 primarily attributable to changes in currency valuation of the Canadian dollar compared to the US dollar.

Net cash used in financing activities during the six months ended November 30, 2008 was $233,000.  Primarily consisted of accrued interest for the senior secured note payable.

We have had operating losses since our inception, and during the six months ended November 30, 2008, we had an operating loss of $3,247,000.

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

The Company’s fiscal year 2009 budget assumes reduced levels of investment in product and research and a significant increase in the levels of sales and marketing spending, as well as increased revenue from both operating segments.   If these measures fall short, management will consider additional cost savings measures, including reductions in new product development initiatives and further reducing general and administrative and sales and marketing expenses.

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

While management has a plan to return the Company’s business fundamentals to levels that support the book value per common share, there is no assurance that the plan will be successful, or that the market price of the common stock will increase to such levels in the foreseeable future and the Company may have to recognize an impairment of all, or some portion of, its goodwill and other intangible assets. There is no assurance that: (1) valuation multiples will not decline, (2) discount rates will not increase or (3) the earnings, book values or projected earnings and cash flows of the Company’s individual reporting segments will not decline. Accordingly, an impairment charge to goodwill and other intangible assets may be required in the foreseeable future if the book equity value exceeds the estimated fair value of the enterprise or of an individual segment.

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

ITEM 4T.    CONTROLS AND PROCEDURES

As of November 30, 2008 under the supervision of and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 as of the end of the period covered by this report, or the evaluation date. Based upon the evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were ineffective as of the evaluation date. Disclosure controls are controls and procedures designed to reasonably ensure that information required to be disclosed in our reports filed under the Exchange Act, such as this report, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls include controls and procedures designed to reasonably ensure that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

In connection with this evaluation, our management identified no changes in our internal control over financial reporting that occurred during the most recent fiscal quarter that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

We are involved in claims, which arise in the ordinary course of business. In the opinion of management, we have made adequate provision for potential liabilities, if any, arising from any such matters. However, litigation is inherently unpredictable, and the costs and other effects of pending or future litigation, governmental investigations, legal and administrative cases and proceedings (whether civil or criminal), settlements, judgments and investigations, claims and changes in any such matters, and developments or assertions by or against us relating to intellectual property rights and intellectual property licenses, could have a material adverse effect on our business, financial condition and operating results. See Note 4- Contingencies for further discussion of litigation that may be material to our business.

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

We have experienced net losses which have caused an accumulated deficit of approximately $135,511,000 as of  November 30, 2008. In addition, we have consumed net cash used in operating activities of approximately $2,441,000 for the six months ended November 30, 2008. We will require additional funds to sustain and expand our current business, and to continue implementing our business plan. These factors raise substantial doubt about our ability to continue as a going concern.

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

In the 2008 Annual Report on Form 10-K, the Company noted that it had identified a material weakness in its internal accounting controls because of insufficient staffing in its accounting department. Management is addressing the material weakness by adding staff and increasing the level and the training of it’s staff.  As of November 30, 2008 the problem was being addressed.  Management noted that issues of the prior quarter did not exist at November 30, 2008.  By definition, a material weakness means that there is a significant deficiency that, by itself, or in combination with other significant deficiencies, results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. Additionally, the existence of a material weakness precludes management from concluding that internal control over financial reporting is effective.

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
The suspension remains in effect and, as a result, we will now have until at least February 18, 2009 to regain compliance with the $1.00 minimum bid price requirements.

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

We were not in compliance with the requirements for continued listing set forth in NASDAQ Marketplace Rule 4310(c)(14) because of our failure to timely file our annual report on Form 10-K for the fiscal year ended May 31, 2008 and our quarterly report on Form 10-Q for the fiscal quarter ended August 31, 2008.  We filed an appeal of a delisting notice delivered to us by the NASDAQ with the NASDAQ Listing Qualifications Panel requesting continued listing of our common shares until the Panel’s review and determination.  A hearing before the Panel to consider the appeal occurred on October 30, 2008.  We are awaiting a determination by the Panel on our matter.  In the meantime, we filed our annual report on November 14, 2008 and this quarterly report on the date hereof, as we undertook to do during our hearing with the Panel.  The suspension of trading and delisting remains stayed pending such appeal.  Subsequent to our hearing, the NASDAQ announced that effective as of October 30, 2008, the NASDAQ is providing a company that is delinquent in its periodic filing obligations with the opportunity to submit a plan of compliance pursuant to which the staff may grant an exception for up to 180 calendar days from the due date of the filing for the company to evidence compliance.  A company that regains compliance within that time would not receive a delisting determination.  We expect that the Panel’s determination will take into consideration such pronouncement.  In addition, currently we are not in compliance with the requirements for continued listing set forth in NASDAQ Marketplace Rule 4310(c)(3) because of our failure to maintain a stockholders’ equity of at least $2,500,000, a market value of listed securities of at least $35,000,000 or $500,000 of net income from continuing operations for the most recently completed fiscal year or two of the three most recently completed fiscal years.  The notification we received on November 20, 2008 from the NASDAQ stated that the Panel would consider this additional deficiency in rendering a determination regarding our continued listing on The NASDAQ Capital Market.  We were asked to present our views with respect to the additional deficiency to the Panel no later than December 3, 2008.  On December 3, 2008, we submitted a plan of compliance to the Panel for its consideration.  We expect to receive a determination from the Panel regarding our listing deficiencies by December 31, 2008.

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

As of November 30, 2008, Michael Mullarkey, our Executive Chairman, beneficially owned approximately 19.91% of our outstanding common shares.  Mr. Mullarkey’s interests as a major shareholder may conflict with his fiduciary duties as a director.  Mr. Mullarkey’s interests may influence how he votes on certain matters that require shareholder approval.  Mr. Mullarkey may influence the outcome of various actions that require shareholder approval including the election of our directors, delaying or preventing a transaction in which shareholders might receive a premium over the prevailing market price for their shares and preventing changes in control or management.

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

Workstream Inc. (Registrant)

DATE: January 21, 2009	By:	/s/ Steve Purello
Steve Purello, President and Chief Executive Officer (Principal Executive Officer)

DATE: January 21, 2009	By:	/s/ Jay Markell
Jay Markell, Chief Financial Officer (Principal Financial Officer)