Form 10-Q
period 2009-02-28
WORKSTREAM INC
filed 2009-04-14
CIK 1095266

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC  20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended February 28, 2009 OR
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
Indicate by check mark whether the registrant:  (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  x Noo

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.   See definition of “accelerated filer,” “large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (check one):

Large accelerated filer  ☐ Accelerated filer  ☐ Non-accelerated filer  ☐ Smaller Reporting Company-☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes -☐  No - ☒

As of April 13, 2009, there were 56,079,181 common shares, no par value, outstanding, excluding 108,304 common shares held in escrow.

WORKSTREAM INC.

			Page No.
Part I.		Financial Information
	Item 1.	Unaudited Consolidated Financial Statements
		Consolidated Balance Sheets as of February 28, 2009 (unaudited) and May 31, 2008	1
		Unaudited Consolidated Statements of Operations & Comprehensive Income (Loss) for the Three and Nine Months ended February 28, 2009 and February 29, 2008	2
		Unaudited Consolidated Statement of Stockholders’ Deficit for the Nine Months Ended February 28, 2009	3
		Unaudited Consolidated Statements of Cash Flows for the Nine Months Ended February 28, 2009 and February 29, 2008	4
		Notes to Unaudited Consolidated Financial Statements	5

	Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	18

	Item 4T.	Controls and Procedures	26

Part II.		Other Information
	Item 1.	Legal Proceedings	27

	Item 1A.	Risk Factors	27

	Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	28

	Item 3.	Defaults Upon Senior Securities	29

	Item 4.	Submission of Matters to a Vote of Security Holders	29

	Item 5.	Other Information	29

	Item 6.	Exhibits	29

		Signatures	30

PART 1 – FINANCIAL INFORMATION

    ITEM 1: CONSOLIDATED FINANCIAL STATEMENTS

WORKSTREAM INC.
CONSOLIDATED BALANCE SHEETS

	Notes	February 28, 2009	May 31, 2008
ASSETS:		(Unaudited)
Current assets:
Cash and cash equivalents		$1,484,622	$3,435,337
Restricted cash		-	391,415
Short-term investments		35,000	67,983
Accounts receivable, net		3,027,801	3,771,598
Prepaid expenses and other assets		172,774	502,303
Total current assets		4,720,197	8,168,636

Equipment, net		1,114,344	1,960,836
Other assets		27,056	78,287
Acquired intangible assets, net		64,750	449,975
Goodwill		17,729,448	17,729,448

TOTAL ASSETS		$23,655,795	$28,387,182

LIABILITIES AND STOCKHOLDERS’ DEFICIT:
Current liabilities:
Accounts payable		$1,295,102	$3,175,850
Accrued liabilities		2,669,570	3,079,718
Accrued compensation		459,987	1,176,774
Current portion of long-term obligations		229,271	543,170
Deferred revenue		3,103,839	2,991,909
Total current liabilities		7,757,769	10,967,421

Long-term obligations less current portion		820,519	275,987
Deferred revenue – long term		17,069	113,000
Common stock warrant liability	2	-	19,000,000
Notes payable	2	19,000,000	-
Total liabilities		27,595,357	30,356,408

Contingencies	3

STOCKHOLDERS’ DEFICIT:
Common stock		113,188,378	112,588,378
Additional paid-in capital		18,429,815	18,261,543
Accumulated other comprehensive loss		(710,448)	(799,190)
Accumulated deficit		(134,847,307)	(132,019,957)
Total stockholders’ deficit		(3,939,562)	(1,969,226)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT		$23,655,795	$28,387,182

See accompanying notes to these consolidated financial statements.

WORKSTREAM INC.
CONSOLIDATED STATEMENTS OF OPERATIONS & COMPREHENSIVE INCOME (LOSS)
(Unaudited)

		Three Months Ended		Nine Months Ended
	Notes	February 28, 2009	February 29, 2008	February 28, 2009	February 29, 2008
Revenues:
Software		$2,099,072	$2,045,775	$5,731,051	$6,804,533
Professional services		638,791	741,307	1,869,931	2,562,044
Rewards		1,610,241	1,326,317	4,564,245	4,283,658
Career networks		1,289,594	2,071,127	4,169,682	6,954,646
Revenues, net		5,637,698	6,184,526	16,334,909	20,604,881
Cost of revenues:
Rewards		1,184,542	1,012,377	3,527,782	3,188,460
Other		295,306	668,040	1,132,788	2,109,323
Cost of revenues (exclusive of amortization and depreciation expense noted below)		1,479,848	1,680,417	4,660,570	5,297,783

Gross profit		4,157,850	4,504,109	11,674,339	15,307,098

Operating expenses:
Selling and marketing		598,143	2,664,602	2,950,516	8,302,606
General and administrative	4	1,758,505	5,186,038	6,775,338	14,657,559
Research and development		565,944	1,901,563	2,853,205	4,823,741
Amortization and depreciation		309,399	693,026	1,236,265	3,101,263
Total operating expenses		3,231,991	10,445,229	13,815,324	30,885,169

Operating income (loss)		925,859	(5,941,120)	(2,140,985)	(15,578,071)

Interest and other income		19,893	88,317	161,655	397,932
Warrant liability interest expense	2	-	(13,051,901)	-	(6,318,102)
Interest and other expense		(352,167)	(16,700)	(810,533)	(2,155,371)
Other income (expense)		(332,274)	(12,980,284)	(648,878)	(8,075,541)

Income (loss) before income tax expense		593,585	(18,921,404)	(2,789,863)	(23,653,612)

Income tax expense		(19,733)	(804,310)	(37,487)	(790,726)

NET INCOME (LOSS)		$573,852	$(19,725,714)	$(2,827,350)	$(24,444,338)

Basic earnings (loss) per share	6	$0.01	$(0.38)	$(0.05)	$(0.47)

Diluted earnings (loss) per share	6	$0.01	$(0.38)	$(0.05)	$(0.47)

Net income (loss)		$573,852	$(19,725,714)	$(2,827,350)	$(24,444,338)
Comprehensive income (loss):
Foreign currency translation adjustments		(95,809)	(81,604)	88,742	(17,231)

COMPREHENSIVE INCOME (LOSS)		$478,043	$(19,807,318)	$(2,738,608)	$(24,461,569)
See accompanying notes to these consolidated financial statements.

WORKSTREAM INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT
For the Nine Months Ended February 28, 2009
(Unaudited)

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-In	Comprehensive	Accumulated	Stockholders'	Comprehensive
	Shares	Amount	Capital	Loss	Deficit	Deficit	Loss
Balance at May 31, 2008	52,442,818	$112,588,378	$18,261,543	$(799,190)	$(132,019,957)	$(1,969,226)

Issuance of common shares	3,636,363	600,000	-	-	-	600,000
Stock option expense	-	-	124,368	-	-	124,368
Restricted stock unit grant expense	-	-	43,904	-	-	43,904
Net loss	-	-	-	-	(2,827,350)	(2,827,350)	$(2,827,350)
Cumulative translation adjustment	-	-	-	88,742	-	88,742	88,742
Comprehensive loss							$(2,738,608)
Balance at February 28, 2009	56,079,181	$113,188,378	$$18,429,815	$(710,448)	$(134,847,307)	$(3,939,562)

See accompanying notes to these consolidated financial statements.

WORKSTREAM INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
	Nine Months Ended
	February 28, 2009	February 29, 2008
Cash flows provided by (used in) operating activities:
Net loss	$(2,827,350)	$(24,444,338)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization and depreciation	1,236,265	3,101,263
Leasehold inducement amortization	(38,064)	(41,144)
Provision for bad debt	457,795	527,075
Loss on sale or disposal of fixed asset	-	12,623
Stock related compensation	168,272	1,262,841
Non-cash interest expense	-	6,318,102
Deferred income taxes	(2,275)	762,835
Change in long-term portion of deferred revenue	(95,931)	23,975
Net change in components of working capital:
Accounts receivable	286,003	(1,464,343)
Prepaid expenses and other assets	380,760	354,837
Accounts payable and accrued expenses	(1,004,788)	738,149
Accrued compensation	(716,788)	186,491
Deferred revenue	111,930	1,373,884
Net cash used in operating activities	(2,044,171)	(11,287,750)

Cash flows provided by (used in) investing activities:
Purchase of property and equipment	(2,989)	(542,033)
(Increase)/ decrease in restricted cash	424,398	63,411
(Increase)/decrease in short-term investments	-	(1,813)
Net cash provided by (used in) investing activities	421,409	(480,435)

Cash flows provided by (used in) financing activities:
Proceeds from exercise of options and warrants	-	43,200
Repayment of long-term obligations	(416,695)	(502,534)
Payment of guaranteed financing costs	-	(550,000)
Proceeds from warrant financing	-	18,658,172
Net repayments on line of credit	-	(4,498,619)
Net cash provided by (used in) financing activities	(416,695)	13,150,219

Effect of exchange rate changes on cash and cash equivalents	88,742	(17,231)

Net increase / (decrease) in cash and cash equivalents	(1,950,715)	1,364,803
Cash and cash equivalents, beginning of period	3,435,337	2,752,601
Cash and cash equivalents, end of period	$1,484,622	$4,117,404

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$81,757	$399,998
Cash paid during the period for income taxes	$16,231	$126,606
Supplemental schedule of non-cash investing and financing activities:
Equipment acquired under capital leases	$-	$133,478
Conversion of warrant liability to notes payable	$19,000,000	$-
Non-cash issuance of common stock in connection with the settlement of class action lawsuits	$600,000	$-
See accompanying notes to these consolidated financial statements.

WORKSTREAM INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

NOTE  1.     THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Unaudited Interim Financial Information
The accompanying consolidated balance sheet as of February 28, 2009, the consolidated statements of operations for the three and nine months ended February 28, 2009 and February 29, 2008, and the consolidated statements of cash flows for the nine months ended February 28, 2009 and February 29, 2008 are unaudited but include all adjustments (consisting of normal recurring adjustments) that are, in the opinion of management, necessary for a fair presentation of our financial position at such dates and our results of operations and cash flows for the periods then ended, in conformity with accounting principles generally accepted in the United States (“GAAP”).  The consolidated balance sheet as of May 31, 2008 has been derived from the audited consolidated financial statements at that date but, in accordance with the rules and regulations of the United States Securities and Exchange Commission (“SEC”), does not include all of the information and notes required by GAAP for complete financial statements.  Operating results for the nine months ended February 28, 2009 are not necessarily indicative of results that may be expected for the entire fiscal year. The consolidated financial statements should be read in conjunction with the consolidated financial statements and notes for the fiscal year ended May 31, 2008 included in the Company’s amended Form 10-K/A filed with the SEC on November 17, 2008.

Description of the Company
Workstream Inc. (“Workstream” or the “Company”), is a provider of services and software for Human Capital Management (“HCM”).  HCM is the process by which companies recruit, train, evaluate, motivate and retain their employees.  Workstream offers software and services that address the needs of companies to more effectively manage their human capital management function.  Workstream has two distinct reportable segments: Enterprise Workforce Services and Career Networks.  The Enterprise Workforce Services segment offers a suite of HCM software solutions, which includes performance management, compensation management, development, recruitment, benefits administration and enrollment, succession planning, and employee reward programs.  The Career Networks segment offers recruitment research, resume management and career transition services.  In addition, Career Networks provides services through a web-site where job-seeking senior executives can search job databases and post their resumes, and companies and recruiters can post position openings and search for qualified senior executive candidates.  Workstream conducts its business primarily in the United States and Canada.

Management Assessment of Liquidity
The opinion of our former independent registered public accountants on the audited financial statements as of and for the year ended May 31, 2008 contained an explanatory paragraph regarding substantial doubt about our ability to continue as a going concern.

We have had operating losses since our inception, and during the first nine months of fiscal 2009, we have a net loss of $2,827,350 and used cash for operating activities of approximately $2,044,000.  Cash and cash equivalents, restricted cash and short-term investments on hand as of February 28, 2009 totaled approximately $1,520,000.  These trends raise concerns about the sufficiency of the Company’s liquidity levels to be able to support its operations in the near term.  Due to significant reductions in operating expenses in the fourth quarter of fiscal 2008, October 2008 and again in January 2009, management believes the current liquidity will be sufficient to meet its anticipated working capital and capital expenditure requirements.  The current operating loss was the result of current economic conditions and is a reflection of the overall health of the economy as a whole.  As it relates to the Career Networks segment of the business, management believes that the career transition services will gain strength in this type of economy as it has in the past.   Based on an analysis of our current contracts, forecasted new business, our current backlog and current expense level, management believes the Company will meet its cash flow needs for the remainder of fiscal 2009.  If these measures fall short, management will consider additional cost savings measures, including cutting back product development initiatives and further reducing general and administrative expenses and reducing sales and marketing expenditures.  We recognize that there are no assurances that the Company will be successful in meeting its cash flow requirements, however, management is confident that, if necessary, there are other alternatives available to fund operations and meet cash requirements during fiscal 2009.

While management believes that the anticipated improvement in operating cash flows together with our current cash reserves will be sufficient to meet our working capital and capital expenditure requirements through at least February 28, 2010, we are exploring other alternatives to assist in the funding of our business.  In February 2008, Workstream engaged an investment bank to advise and consider divesting its 6Figurejobs.com subsidiary.  The move was designed to infuse the Company with cash, as well as to reduce the senior secured notes payable.  Pursuant to the terms of our aggregate $19 million notes, Workstream is to receive 25% of any proceeds from the sale of any assets and the senior secured Note Holders are to receive 75% of any proceeds.  However, due to the current economic conditions as of the third quarter of fiscal 2009, Workstream is no longer actively pursuing a sale of this subsidiary.  Workstream is continuing to have discussions with its Note Holders and considering other opportunities to raise capital and align the Company’s business operations with its strategic focus.

NASDAQ Listing Noncompliance
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

On May 20, 2008, we received a notice from the Nasdaq Stock Market informing the Company that pursuant to NASDAQ’s previous communication of November 20, 2007, the Company had not regained compliance with Marketplace Rule 4310(c)(4) related to the minimum closing bid price of the Company’s common shares by May 19, 2008.  The notice stated that because the Company met all initial inclusion criteria for the Capital Market set forth in Marketplace Rule 4310(c) (except for the bid price) on May 19, 2008, in accordance with Marketplace Rule 4310(c)(8)(D), the Company would be provided an additional 180 calendar day compliance period, or until November 17, 2008, to regain compliance. However, on October 16, 2008 and as further extended on December 18, 2008 and March 18, 2009, the NASDAQ announced that it was suspending the enforcement of the rules requiring a minimum $1.00 closing bid price and a minimum market value of publicly held shares. As a result, all bid price compliance periods to regain compliance with the $1.00 minimum bid price requirement have been frozen until at least July 19, 2009.  NASDAQ has stated that it intends to seek further extension of the bid price suspension if the market conditions remain unchanged.

In order to regain compliance with the Marketplace Rule 4310(c)(4), the bid price of the Company’s common shares must close at $1.00 per share or more for a minimum of ten consecutive business days.  On April 13, 2009, our shares were trading at $0.29 per share.  We continue to monitor the situation closely and if our shares continue to trade below the minimum $1.00 bid price once the rule suspensions end, then we intend to seek shareholder approval to authorize a reverse split of our common shares in order to raise our stock price and regain compliance with the minimum bid price requirement. However, there is no assurance that our shareholders would approve such a reverse stock split or that such split, if approved, would be sufficient to allow us to maintain a bid price of at least $1.00.

On November 20, 2008, NASDAQ notified the Company that we were not in compliance with the requirements for continued listing set forth in NASDAQ Marketplace Rule 4310(c)(3) because of our failure to maintain a stockholders’ equity of at least $2,500,000, a market value of listed securities of at least $35,000,000 or $500,000 of net income from continuing operations for the most recently completed fiscal year or two of the three most recently completed fiscal years.  In response to a Company hearing with the NASDAQ Listing Qualifications Panel held on October 30, 2008 and its response plan dated December 3, 2008, in a letter dated February 5, 2009, NASDAQ agreed to continue the listing of the Company’s shares provided that on or before May 19, 2009, the Company will report on a Form 8-K pro-forma financial statements evidencing stockholders’ equity of at least $2.5 million or demonstrate compliance with one of the alternative listing criteria in NASDAQ Marketplace Rule 4310(c)(3) detailed above.   As of February 28, 2009, we had a stockholders’ deficit of approximately $3,940,000.

If we are not able to demonstrate compliance with the listing standards on or before May 19, 2009 and NASDAQ does not grant an additional extension of time for compliance, then our common shares will likely be delisted from trading on the NASDAQ Capital Market.  If our common shares are delisted from the NASDAQ Capital Market, there may be a limited market for our shares, trading our stock may become more difficult, and our share price could decrease even further.  If our common shares are not listed on a national securities exchange or the NASDAQ

Capital Market, potential investors may be prohibited from or be less likely to purchase our common shares, limiting the trading market for our stock even further.

Furthermore, the delisting of our common shares would be an event of default under our senior secured notes requiring a waiver from our Note Holders (see Note 2).  There can be no assurance such waiver would be granted.  If our Note Holders refuse to grant a waiver pursuant to the event of default, then our Note Holders may redeem all or any portion of the $19,000,000 senior secured notes payable plus accrued interest thereon at a redemption premium of 110%.  If such a situation occurs, we would not have the funds available to repay the Note Holders and there would be substantial doubt about our ability to continue as a going concern.

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

Significant estimates and assumptions made by management include the assessment of goodwill impairment.  When assessing goodwill for possible impairment, significant estimates include future cash flow projections, future revenue growth rates, the appropriate discount rate reflecting the risk inherent in future cash flows, the interpretation of current economic indicators and market valuations and our strategic plans with regard to our operations.  It is reasonably possible that those estimates may change in the near-term and may materially affect future assessments of goodwill impairment.  Other significant estimates include the provision for doubtful accounts, valuing and estimating useful lives of intangible assets, valuing assets and liabilities acquired through business acquisitions, valuing compensation related to stock-based transactions, and estimating future taxable income and the probability that net operating loss carryforwards will be utilized.

Principles of Consolidation
The consolidated financial statements include the accounts of Workstream Inc. and its wholly-owned subsidiaries.  All intercompany accounts and transactions have been eliminated in consolidation.

Goodwill and Other Identified Intangible Asset Impairment
We test goodwill for impairment on an annual basis or as needed if circumstances arise that reduce the value of our reporting units below the carrying value.  We compare the fair value of each reporting unit to its carrying amount (including goodwill) for our impairment evaluation.  Our business segments are considered reporting units for goodwill impairment testing.  Goodwill is considered to be impaired if the carrying value of a reporting unit exceeds its fair value.  If goodwill is considered to be impaired, the loss that is recognized is equal to the amount that the carrying value of the reporting unit goodwill exceeds the implied fair value of that goodwill.

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

Fair Value Measurements
In June 2008, the Company adopted FAS No. 157, “Fair Value Measurements,” (“FAS No. 157”) and FASB Staff Position (“FSP”) 157-1, “Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13,” (“FSP FAS 157-1”) to value its financial assets and liabilities. The adoption of FAS No. 157 and FSP FAS 157-1 did not have a significant impact on the Company’s results of operations, financial position or cash flows.

FAS No. 157 defines fair value, establishes a framework for measuring fair value under GAAP and expands disclosures about fair value measurements.  FAS No. 157 defines fair value as the exchange price that would be paid by an external party for an asset or liability (exit price) and emphasizes that fair value is a market-based measurement, not an entity-specific measurement.  FSP FAS 157-1 amends FAS No. 157 to remove certain leasing transactions from its scope.   FAS No. 157 also establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value.  This hierarchy requires assets and liabilities carried at fair value to be classified and disclosed in one of the following categories:
•	Level 1 – Quoted market prices in active markets for identical assets or liabilities;
•	Level 2 – Observable market based inputs or unobservable inputs that are corroborated by market data other than quoted prices included within Level 1; and
•
Level 3 – Unobservable inputs that are supported by little or no market activity, therefore requiring an entity to develop its own assumptions about the assumptions that market participants would use in pricing.

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of February 28, 2009.  The Company uses the market approach to measure fair value for its Level 1 financial assets and liabilities.  The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities.  The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values.  These financial instruments which include cash, investments, trade receivables, long-term obligations, notes payable, accounts payable and accrued liabilities are valued using Level 1 inputs and are immediately available without market risk to principal.  The Company does not have other financial assets that would be characterized as Level 2 or Level 3 assets.

In February 2008, FASB issued FSP FAS 157-2, “Effective Date of FASB Statement No. 157,” which amends FAS No. 157 by delaying its effective date by one year for non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis.  Accordingly, the Company will begin applying fair value measurements for all non-financial assets and non-financial liabilities on June 1, 2009.

Income Taxes
The Company follows the provisions of the FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – An Interpretation of FASB Statement No. 109,” (“FIN 48”).  FIN 48 provides guidance on the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  The Company has not recognized a liability as a result of the implementation of FIN 48.  A reconciliation of the beginning and ending amount of unrecognized tax benefits has not been provided since there is no unrecognized benefit as of the date of adoption.  The Company has not recognized interest expense or penalties as a result of the implementation of FIN 48.  If there were an unrecognized tax benefit, the Company would recognize interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses.  The Company files income tax returns in the U.S. federal jurisdiction and in various states and Canada.

Deferred tax assets and liabilities are determined based on temporary differences between the financial statement and tax basis of assets and liabilities and net operating loss and credit carryforwards using enacted tax rates in effect for the year in which the differences are expected to reverse in accordance with FAS No. 109, “Accounting for Income Taxes.” The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.  Income tax expense is the tax payable or refundable for the period plus or minus the change during the period in deferred tax assets and liabilities.  Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized.  In determining the amount of any valuation allowance required to offset deferred tax assets, an assessment is made that includes anticipating future income and determining the likelihood of realizing deferred tax assets.  Management has determined that there is sufficient uncertainty regarding the ultimate realization of deferred tax assets relating to the United States operations and therefore, has provided a valuation allowance for the entire balance of the deferred tax assets.

Foreign Currency Translation
These consolidated financial statements are presented in U.S. dollars.  The parent company is located in Canada, and the functional currency of the parent company is the Canadian dollar.  The Company’s subsidiaries use their local currency, which is the U.S. dollar, as their functional currency.  Adjustments resulting from translating foreign functional currency financial statements into U.S. dollars are recorded as a separate component of stockholders’ equity.  All assets and liabilities denominated in a foreign currency are translated into U.S. dollars at the exchange rate on the balance sheet date.  Revenues and expenses are translated at the average exchange rate during the period.  Equity transactions are translated using historical exchange rates. Foreign currency transaction gains and losses are included in other income and expenses in the consolidated statements of operations and have not been material during the periods presented.

Earnings (Loss) per Common Share
Basic earnings (loss) per common share is computed by dividing net income (loss) by the weighted average shares outstanding. Diluted net earnings (loss) per common share is computed by dividing net income (loss) by the weighted average shares outstanding including potential common shares which would arise from the exercise of restricted stock units, stock options, warrants and escrowed shares using the treasury stock method.

Recent Accounting Pronouncements
In December 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“FAS”) No. 141, Business Combinations-Revised (“FAS No. 141(R)”).  FAS No. 141(R) establishes principles and requirements for how an acquirer in a business combination:  recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any  non-controlling interests in the acquiree; recognizes and measures goodwill acquired in the business combination or a gain from a bargain purchase price;  and, determines what information to disclose to enable users of the consolidated financial statements to evaluate the nature and financial effects of the business combination.  FAS No. 141(R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.  The application of FAS No. 141(R) will cause management to evaluate future transaction returns under different conditions, particularly the near term and long term economic impact of expensing transaction costs up front.

In December 2007, the FASB issued FAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements – An Amendment of ARB No. 51,” (“FAS 160”). FAS 160 establishes new accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. Specifically, FAS 160 requires the recognition of a noncontrolling interest (minority interest) as equity in the consolidated financial statements that is presented separate from the parent’s equity. The amount of net income attributable to the noncontrolling interest will be included in consolidated net income on the face of the income statement. FAS 160 clarifies that changes in a parent’s ownership interest in a subsidiary that do not result in deconsolidation are equity transactions if the parent retains its controlling financial interest. In addition, FAS 160 requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated. Such gain or loss will be measured using the fair value of the noncontrolling equity investment on the deconsolidation date. FAS 160 also includes expanded disclosure requirements regarding the interests of the parent and its noncontrolling interest. FAS 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Earlier adoption is prohibited. We are currently evaluating the impact of FAS 160 on our results of operations, financial position and cash flows.

In March 2008, the FASB issued FAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities – an Amendment of FASB Statement 133” (“FAS 161”). FAS 161 enhances required disclosures regarding derivatives and hedging activities, including enhanced disclosures regarding how: (a) an entity uses derivative instruments; (b) derivative instruments and related hedged items are accounted for under FAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”; and (c) derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows.  FAS 161 is effective for fiscal years and interim periods beginning after November 15, 2008. We are currently evaluating the impact of FAS 161 on our results of operations and financial position.

In April 2008, the FASB issued FASB Staff Position (“FSP”) FAS 142-3, Determination of the Useful Life of Intangible Assets. This FSP amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FAS 142. The intent of this FSP is to improve the consistency between the useful life of a recognized intangible asset under FAS 142 and the period of expected cash flows used to measure the fair value of the asset under FAS 141R and other GAAP. This FSP is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early adoption is prohibited. We are currently evaluating the impact of adopting this new accounting position on our results of operations and financial position.

In May 2008, FASB issued FSP APB 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)” (“FSP APB 14-1”). This FSP specifies that issuers of such instruments should separately account for the liability and equity components in a manner that will reflect the entity's nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. FSP APB 14-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008 and interim periods within those fiscal years, and is applied retrospectively to all periods presented. The Company is currently evaluating the impact of adopting FSP APB 14-1 on its results of operations and financial position.

In June 2008, FASB issued FSP EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities.” The FSP concluded that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities under FASB No. 128, “Earnings per Share,” and should be included in the computation of earnings per share under the two-class method. The two-class method is an earnings allocation formula used to determine earnings per share for each class of common stock according to dividends declared and participation rights in undistributed earnings. FSP EITF 03-6-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years, and is applied retrospectively to all periods presented.  The Company is currently evaluating the impact of FSP EITF 03-6-1 on its results of operations and financial position.

In June 2008, the FASB’s Emerging Issues Task Force (“EITF”) reached a consensus regarding EITF Issue No. 07-5, “Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock” (EITF 07-5). EITF 07-5 outlines a two-step approach to evaluate the instrument’s contingent exercise provisions, if any, and to evaluate the instrument’s settlement provisions when determining whether an equity-linked financial instrument (or embedded feature) is indexed to an entity’s own stock. EITF 07-5 is effective for fiscal years beginning after December 15, 2008 and must be applied to outstanding instruments as of the beginning of the fiscal year of adoption as a cumulative-effect adjustment to the opening balance of retained earnings. Early adoption is not permitted. The Company is currently evaluating the impact of adopting EITF 07-5 on its results of operations and financial position.

Reclassifications
Certain reclassifications have been made in the accompanying financial statements to conform to the current year presentation.  These reclassifications have no impact on previously reported results of operations.

NOTE 2.     SENIOR SECURED NOTES PAYABLE

On August 3, 2007, the Company consummated a private placement of securities pursuant to which the Company raised $19,000,000 through the sale of two series of warrants.  The first series of warrants (the “Special Warrants”) were convertible into 15,200,000 common shares at a conversion price of $1.25 per share.  The Special Warrants had a five year life; however, after the fourth year the holder had the right to require the Company to purchase the unconverted portion at a price equal to fair value, which would be determined by an independent party selected by the Company and approved by the holder.  The second series of warrants (the “Additional Warrants”) were convertible into 3,800,000 common shares at an exercise price of $1.40 per share over a five year life.

Pursuant to FASB Statement No. 150 “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” (“FAS No. 150”), the Special Warrants were originally accounted for as a liability due to their redeemable feature, while the Additional Warrants were accounted for as additional paid-in capital.  Using the Black-Scholes valuation model, the Company determined the fair value of the Special Warrants was $12,681,900 as of the closing of the private placement.  Pursuant to EITF 00-19 “Accounting for Derivative Financial Instruments Indexed to and Potentially Settled in a Company’s Own Stock,” the value of the Additional Warrants originally amounted to $5,976,272 which was calculated as the net proceeds received less the value of the Special Warrants.

On April 14, 2008, Workstream and the holders of its Special Warrants entered into a Forbearance Agreement pursuant to which the holders of the Special Warrants agreed to forbear, for a period of one year and one day, any rights they have to require the redemption of the Special Warrants as a result of the occurrence of triggering events under the Special Warrants and to any fees owing to the Special Warrant holders under the Registration Rights Agreement Workstream entered into with them.  Due to the triggering event described above, we no longer believed the Black-Scholes valuation model was indicative of the fair value of the Special Warrants as of February 29, 2008.  As a result, we evaluated the possible outcomes and determined the weighted-average value of the warrant liability was $19 million as of February 29, 2008.  This adjustment resulted in $13,051,901 of interest expense in the third quarter of fiscal 2008.

On August 29, 2008, we entered into a separate Exchange Agreement with each of the holders of our Special Warrants (“Note Holders”) pursuant to which, among other things, each Note Holder exchanged their Special Warrant for a senior secured note (each, a “Note” and collectively, the “Notes”), in the original principal amount equal to the original purchase price of their Special Warrant (totaling, in the aggregate, approximately $19,000,000).  Each Note is secured by a lien on all of our assets and our subsidiaries pursuant to the terms of a Security Agreement with each Note Holder.  Interest on each Note accrues at an annual rate of 7%.  The interest rate will increase to 12% per year if we have not repaid at least 50% of the sum of the original principal amount of the Note plus all accrued but unpaid interest and late charges by August 29, 2009.  The Notes mature on August 29, 2010 and all unpaid principal and accrued interest is due upon maturity.  Upon the occurrence of an event of default, as defined in the Notes, a Note Holder may require us to redeem all or a portion of such Note Holder’s Note at a price equal to 110% of the sum of the principal amount of the Note, accrued and unpaid interest and late fees, if any, to be redeemed.  Upon a Disposition (as defined in the Notes) of assets, we have agreed to use 75% of the gross proceeds from such Disposition to redeem the Notes (on a pro rata basis among the Note Holders) and 25% (such amount not to exceed $2,500,000) of the gross proceeds may be retained by us.  In addition, in the event that we receive cash, cash equivalents or publicly-traded securities in an amount exceeding $2,000,000 in connection with the settlement of certain litigation involving us, we agree to use 75% of the amount received in excess of $2,000,000 to redeem the Notes (on a pro rata basis among the Note Holders).  Each Note contains customary covenants with which we must comply.  Each of our subsidiaries delivered a Guaranty pursuant to which it agreed to guarantee our obligations under each Note.

The note payable contains covenants that, among other things, limit our ability and the ability of our subsidiaries to:
•	Incur additional indebtedness;
•	create liens;
•	pay dividends or repurchase capital stock;
•	make certain other payments;
•	sell or transfer assets.

Upon the occurrence of an event of default, as defined in the Notes, a Note Holder may require the Company to redeem all or a portion of such Note Holder’s Note at a price equal to 110% of the sum of the principal amount of the Note, accrued and unpaid interest and late fees, if any, to be redeemed. While management does not believe that the Company is in an event of default at the present time, there can be no assurance that the Company will not be in default during fiscal 2009 and beyond.  If such a situation occurs, we would not have the funds available to repay the Note Holders and there would be substantial doubt about our ability to continue as a going concern.

Pursuant to the terms of the Exchange Agreement, each Note Holder also exchanged the additional warrant held by it for a new warrant exercisable for the same number of common shares at an exercise price of $0.25 per share.  All other material terms of the new warrants are substantially the same as those contained in the warrants being exchanged, including the existence of anti-dilution provisions that provide for a full adjustment of the exercise price and the number of common shares to be issued in the event we, in certain circumstances, issue securities at a price below the exercise price of the New Warrants.  Each New Warrant must be exercised on or prior to August 3, 2012 or it will expire by its terms.

NOTE 3.    CONTINGENCIES

Litigation
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

The parties agreed to settle the claims in consideration of the payment of $3 million by the Company’s insurance carrier and issuance by the Company of $600,000 in common shares.  The Court held a hearing on June 24, 2008 to consider the fairness of the settlement after notice of the settlement and the hearing had been given to the class.  No opposition to approval of the settlement was presented at the hearing.  On August 13, 2008, the court entered a final judgment in the case, which became final on September 12, 2008.  The $600,000 was accrued for in fiscal year 2007 and 3,636,363 shares were issued on September 24, 2008 after the issuance of the final judgment.

On September 27, 2006, Sunrise Equity Partners, L.P. (“Sunrise”) filed a complaint against the Company and its former Chief Executive Officer in the United States District Court for the Southern District of New York alleging a violation of Section 10b-5 of the Securities Exchange Act of 1934 and a claim under New York common law for fraudulent and negligent misrepresentations in connection with Sunrise’s purchase of the Company’s common shares and warrants in a private placement.  On April 11, 2007, Nathan A. Low (“Low”) and Sunrise Foundation Trust (“Trust”) filed an amended complaint with Sunrise against the Company and its former Chief Executive Officer in the United States District Court for the Southern District of New York alleging a violation of Section 10b-5 of the Securities Exchange Act of 1934 and a claim under New York common law for fraudulent and negligent misrepresentations in connection with Low’s and the Trust’s purchase of the Company’s common shares and warrants in a private placement. The three plaintiffs invested an aggregate of $4 million in the Company in the private placement. The case was settled for $1.2 million.  The settlement of the claims against defendants was funded by proceeds from the Company’s insurance policies.

On June 24, 2008, the Company filed a lawsuit in the Superior Court of the State of Delaware in and for New Castle County (the “State Court Lawsuit”) against Empagio Acquisition, LLC (“Empagio”) and SMB Capital Corporation (“SMB”) to obtain the $5 million termination fee required to be paid by Empagio and SMB pursuant to Section 7.02 of the Agreement and Plan of Merger dated as of February 12, 2008 among the Company, Workstream Merger Sub Inc., Empagio and SMB, which agreement was terminated by the Company on June 13, 2008.  On June 25, 2008, Empagio and SMB filed a lawsuit against the Company in the United States District Court for the District of Delaware (the “Federal Lawsuit”) alleging entitlement to a $3 million termination fee pursuant to the Agreement and Plan of Merger.  On July 29, 2008, Empagio and SMB filed a notice of voluntary dismissal of their Federal Lawsuit based on an understanding that Empagio and SMB would make their claim as part of the Company’s State Court Lawsuit. The Company intends to vigorously pursue the lawsuit.

The Company is subject to other legal proceedings and claims which arise in the ordinary course of business.  The Company does not believe that the resolution of such actions will materially affect the Company’s business, results of operations, financial condition or cash flows.

NOTE 4.     STOCK-BASED COMPENSATION

The Company has granted stock options to employees, directors and consultants under the 2002 Amended and Restated Stock Option Plan (the “Plan”), which was most recently amended in November 2007 at the annual shareholders’ meeting.  The shareholders approved an amendment to increase the number of shares of common stock reserved for issuance under the Plan by 6,000,000 shares.  Under the Plan, as amended, the Company may now issue up to 11,000,000 shares of common stock upon the exercise of stock options or restricted stock units.  The Audit Committee of the Board of Directors administers the Plan.  Under the terms of the Plan, the exercise price of any stock options granted shall not be lower than the market price of the common stock on the date of the grant.   Options to purchase shares of common stock generally vest ratably over a period of three years and expire five years from the date of grant.

The Company recognized $34,106 and $124,368 of stock-based compensation expense resulting from stock options in the consolidated statements of operations under general and administrative expenses for the three and nine months ended February 28, 2009, respectively. The Company recognized $27,883 and $426,505 of stock-based compensation expense resulting from stock options in the consolidated statements of operations under general and administrative expenses for the three and nine months ended February 29, 2008, respectively.  Compensation expense is determined using the fair-value method.

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

	Three Months Ended		Nine Months Ended
	February 28, 2009	February 29, 2008	February 28, 2009	February 29, 2008
Expected volatility	n/a	124%	137%	84%
Expected dividend yield	n/a	0%	0%	0%
Expected term (in years)	n/a	3.5	3.5	3.5
Risk-free interest rate	n/a	4.4%	2.5%	4.4%

There were no assumptions used during the three months ended February 28, 2009 since there were no share-based payment awards during this period.

Stock option activity and related information is summarized as follows:

				Weighted
		Weighted		Average
		Average	Weighted	Remaining	Aggregate
	Number	Exercise	Average	Contractual	Intrinsic
	of Options	Price	Fair Value	Term in Years	Value
Balance outstanding - May 31, 2008	2,356,548	$1.23
Granted	27,600	0.17	$0.09
Exercised	-
Forfeited	(864,368)	1.37
Balance outstanding - February 28, 2009	1,519,780	$1.14		3.0	$96

Exercisable - February 28, 2009	1,163,622	$1.18		2.9	$-

The aggregate intrinsic value in the table above represents total intrinsic value (of options in the money), which is the difference between the Company’s closing stock price of $0.20 on February 27, 2009, the last trading day of the reporting period and the exercise price times the number of shares, that would have been received by the option holders had the option holders exercised their options on February 27, 2009.

There were no options exercised during the three and nine months ended February 28, 2009 and therefore, no intrinsic value or cash received from option exercises during the periods.

As of February 28, 2009, $98,531 of total unrecognized compensation costs related to non-vested stock options is expected to be recognized ratably over the remaining vesting periods.  The realized tax benefit from stock options and other share based payments was $0 for the three and nine month periods ended February 28, 2009 due to the uncertainty of realizability.

The Company grants restricted stock units to certain management and members of the Board of Directors.  Each restricted stock unit represents one share of common stock and vests ratably over three years.  The Company will then issue common stock for the vested restricted stock units upon exercise by the grantee.  During the vesting period, the restricted stock units cannot be transferred, and the grantee has no voting rights.  The cost of the awards, determined to be the fair market value of the shares at the date of the grant, is expensed ratably over the vesting period.  The stock-based compensation expense associated with the restricted stock units totaling $1,464 and $43,904 for the three and nine months ended February 28, 2009, respectively, and $358,102 and $836,336 for the three and nine months ended February 29, 2008, respectively, is included in general and administrative expenses on the consolidated statements of operations and in additional paid-in capital on the consolidated balance sheets.  During the nine months ended February 28, 2009, the Company did not grant any restricted stock units and 60,000 were forfeited. There were 426,666 restricted stock units outstanding including 334,447 that were fully vested as of February 28, 2009.

NOTE 5.     SEGMENT AND GEOGRAPHIC INFORMATION

The Company has two reportable segments: Enterprise Workforce Services and Career Networks.  Enterprise Workforce Services consists of revenue generated from HCM software and related professional services.  In addition, Enterprise Workforce Services generates revenue from the sale of various products through the rewards modules of the HCM software.  Career Networks primarily consists of revenue from career transition, applicant sourcing and recruitment research services.

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

Business Segments
The following table summarizes the distribution of revenue by business segment for fiscal 2009:

	Three Months Ended			Nine Months Ended
	February 28, 2009			February 28, 2009

	Enterprise			Enterprise
	Workforce	Career		Workforce	Career
	Services	Networks	Total	Services	Networks		Total
Software	$2,099,072	$-	$2,099,072	$5,731,051	$-		$$5,731,051
Professional services	638,791	-	638,791	1,869,931	-		1,869,931
Rewards	1,610,241	-	1,610,241	4,564,245	-		4,564,245
Career services	-	1,289,594	1,289,594	-	4,169,682		4,169,682
Revenue, net	4,348,104	1,289,594	5,637,698	12,165,227	4,169,682		16,334,909
Cost of revenues:
Rewards	1,184,542	-	1,184,542	3,527,782	-		3,527,782
Other	169,414	125,892	295,306	748,098	384,690		1,132,788
Gross profit	2,994,148	1,163,702	4,157,850	7,889,347	3,784,992		11,674,339
Expenses	1,997,904	924,688	2,922,592	10,071,962	2,507,097		12,579,059
Amortization and depreciation	291,701	17,698	309,399	1,182,568	53,697		1,236,265
Business segment income (loss)	$704,543	$221,316	925,859	$(3,365,183)	$1,224,198		(2,140,985)

Other income/(expense) and income tax			(352,007)				(686,365)
Net income (loss)			$573,852			$	$(2,827,350)

The following table summarizes the distribution of revenue by business segment for fiscal 2008:

	Three Months Ended			Nine Months Ended
	February 29, 2008			February 29, 2008

	Enterprise			Enterprise
	Workforce	Career		Workforce	Career
	Services	Networks	Total	Services	Networks	Total
Software	$2,043,525	$2,250	$2,045,775	$6,797,783	$6,750	$6,804,533
Professional services	741,307	-	741,307	2,562,044	-	2,562,044
Rewards	1,326,317	-	1,326,317	4,283,658	-	4,283,658
Career services	-	2,071,127	2,071,127	-	6,954,646	6,954,646
Revenue, net	4,111,149	2,073,377	6,184,526	13,643,485	6,961,396	20,604,881
Cost of revenues:
Rewards	1,012,377	-	1,012,377	3,188,460	-	3,188,460
Other	480,723	187,317	668,040	1,607,036	502,287	2,109,323
Gross profit	2,618,049	1,886,060	4,504,109	8,847,989	6,459,109	15,307,098
Expenses	7,330,574	2,421,629	9,752,203	20,379,275	7,404,631	27,783,906
Amortization and depreciation	673,537	19,489	693,026	3,045,233	56,030	3,101,263
Business segment income (loss)	$(5,386,062)	$(555,058)	(5,941,120)	$(14,576,519)	$(1,001,552)	(15,578,071)

Other income/(expense) and income tax			(13,784,594)			(8,866,267)
Net loss			$(19,725,714)			$(24,444,338)

The following table summarizes the distribution of assets by business segment:

	As of February 28, 2009			As of May 31, 2008
	Enterprise			Enterprise
	Workforce	Career		Workforce	Career
	Services	Networks	Total	Services	Networks	Total

Business segment assets	$3,968,883	$373,092	$4,341,975	$5,564,763	$748,261	$6,313,024
Intangible assets	64,750	-	64,750	449,975	-	449,975
Goodwill	11,381,660	6,347,788	17,729,448	11,381,660	6,347,788	17,729,448
	$15,415,293	$6,720,880	22,136,173	$17,396,398	$7,096,049	24,492,447
Assets not allocated
to business segments			1,519,622			3,894,735

Total assets			$23,655,795			$28,387,182

Geographic
The following table summarizes the distribution of revenue by geographic region for fiscal 2009:

	Three Months Ended			Nine Months Ended
	February 28, 2009			February 28, 2009

		United			United
	Canada	States	Total	Canada	States	Total
Revenue	$236,044	$5,401,654	$5,637,698	$849,756	$15,485,153	$16,334,909
Expenses	381,606	4,330,233	4,711,839	2,614,846	15,861,048	18,475,894
Geographical income (loss)	$(145,562)	$1,071,421	925,859	$(1,765,090)	$(375,895)	(2,140,985)

Other income/(expense) and income tax			(352,007)			(686,365)
Net income (loss)			$573,852			$(2,827,350)

The following table summarizes the distribution of revenue by geographic region for fiscal 2008:

	Three Months Ended			Nine Months Ended
	February 29, 2008			February 29, 2008

		United			United
	Canada	States	Total	Canada	States	Total
Revenue	$330,145	$5,854,381	$6,184,526	$1,032,710	$19,572,171	$20,604,881
Expenses	1,378,179	10,747,467	12,125,646	4,051,729	32,131,223	36,182,952
Geographical income (loss)	$(1,048,034)	$(4,893,086)	(5,941,120)	$(3,019,019)	$(12,559,052)	(15,578,071)

Other income/(expense) and income tax			(13,784,594)			(8,866,267)
Net loss			(19,725,714)			$(24,444,338)

The following table summarizes the distribution of assets by geographic region:

	As of February 28, 2009			As of May 31, 2008

		United			United
	Canada	States	Total	Canada	States	Total
Long-lived assets	$56,592,023	$(37,656,425)	$18,935,598	$1,463,762	$18,754,784	$20,218,546
Current assets			4,720,197			8,168,636
Total assets			$23,655,795			$28,387,182

NOTE 6.     EARNINGS (LOSS) PER SHARE

The following is a reconciliation of basic net income per share to diluted net income per share:

	Three Months Ended		Nine Months Ended
	February 28, 2009	February 29, 2008	February 28, 2009	February 29, 2008
Net income (loss)	$573,852	$(19,725,714)	$(2,827,350)	$(24,444,338)

Weighted average shares outstanding – basic	56,079,181	51,923,532	54,534,060	51,706,273
Potential shares “in-the-money” under stock option and warrant agreements	2,786,266	-	-	-
Less: Shares assumed repurchased under the treasury stock method	(398,135)	-	-	-
Weighted average shares outstanding –diluted	58,467,312	51,923,532	54,534,060	51,706,273

Basic net income (loss) per common share	$0.01	$(0.38)	$(0.05)	$(0.47)
Diluted net income (loss) per common share	$0.01	$(0.38)	$(0.05)	$(0.47)

Because the Company reported a net loss during the nine months ended February 28, 2009 and the three and nine months ended February 29, 2008, the Company excluded the impact of its common stock equivalents in the computation of dilutive earnings per share for these periods, as their effect would be anti-dilutive.  The following outstanding instruments could potentially dilute earnings per share in the future:

Stock options	1,519,780
Restricted stock units	426,666
Escrowed shares	108,304
Warrants	6,150,000
Total potential dilutive instruments	8,204,750

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward Looking Statements

Certain statements discussed in Item 2 (Management’s Discussion and Analysis of Financial Condition and Results of Operations) and elsewhere in this Form 10-Q constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995.  Such forward-looking statements concerning management’s expectations, strategic objectives, business prospects, anticipated economic performance and financial condition and other similar matters involve known and unknown risks, uncertainties and other important factors that could cause the actual results, performance or achievements of results to differ materially from any future results, performance or achievements discussed or implied by such forward-looking statements.  Such risks, uncertainties and other important factors are described in Items 1A (Risk Factors) and 7 (Management’s Discussion and Analysis of Financial Condition and Results of Operations) of the Company’s Form 10-K/A for the fiscal year ended May 31, 2008 and in Item 1A of Part II hereunder.  The words “estimate,” “project,” “intend,” “believe,” “plan” and similar expressions are intended to identify forward-looking statements.  Forward-looking statements speak only as of the date of the document in which they are made.  The Company disclaims any obligation or undertaking to provide any updates or revisions to any forward-looking statement to reflect any change in the Company’s expectations or any change in events, conditions or circumstances on which the forward-looking statement is based.

The following discussion and analysis should be read in conjunction with our unaudited condensed financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q.  All figures are in United States dollars, except as otherwise noted.

Overview

We have two distinct operating segments, which are Enterprise Workforce Services and Career Networks.

The Enterprise Workforce Services segment primarily consists of HCM software, professional services and additional products sold as part of rewards programs.  Specifically, our Enterprise Workforce segment offers a complete suite of on-demand HCM software solutions, which address performance, compensation, development, recruitment, benefits and rewards. Workstream provides on-demand compensation, performance and talent management solutions and services that help companies manage the entire employee lifecycle - from recruitment to retirement.  We offer software and services that focus on talent management and address the needs of companies to more effectively manage their Human Capital Management (HCM) functions.  Talent Management is the process by which companies recruit, train, evaluate, motivate, develop and retain their employees.  We believe that our integrated TalentCenter Solution Suite, which brings together our entire modular stand-alone applications on a common platform, is more efficient and effective than traditional methods of human resource management. Access to our TalentCenter Solution Suite is offered on a monthly subscription basis under our web-based Software-as-a-Service (SaaS) delivery model designed to help companies build high performing workforces, while controlling costs.

The Career Networks segment consists of career transition, applicant sourcing and recruitment research services.

Key Performance Indicators

The following table summarizes the key performance indicators that we consider to be material in managing our business, in thousands (except percentages):

	Three Months Ended		Nine Months Ended
	February 28,	February 29,	February 28,	February 29,
	2009	2008	2009	2008
	(unaudited)	(unaudited)	(unaudited)	(unaudited)

Total Revenue	$5,638	$6,185	$16,335	$20,605
Hosting revenue	26%	22%	25%	20%
License revenue	11%	11%	10%	13%
Subscription revenue	0%	0%	0%	0%
Total Software revenue	37%	33%	35%	33%
Professional services	11%	12%	11%	12%
Rewards	29%	21%	28%	21%
Career networks	23%	33%	26%	34%

Operating income (loss)	$926	$(5,941)	$(2,141)	$(15,578)

Net cash provided by (used in) operating activities	$352	$(3,459)	$(2,044)	$(11,288)

The following table summarizes the operating segments as a percentage of deferred revenue, in thousands (except percentages):

	As of February 28,	As of May 31,
	2009	2008
	(unaudited)
Total deferred revenue	$3,104	$2,992

Enterprise Workforce Services	87%	80%
Career Networks	13%	20%

Results of Operations

The following table sets forth certain condensed consolidated statements of operations data for the periods indicated.  Period-to period comparisons of our financial results are not necessarily meaningful and you should not rely on them as an indication of future performance.

	Three Months Ended				Nine Months Ended
	February 28, 2009	February 29, 2008	$ Change	% Change	February 28, 2009	February 29, 2008	$ Change	% Change

Revenues:
Software	$2,099,072	$2,045,775	$53,297	3%	$5,731,051	$6,804,533	$(1,073,482)	-16%
Professional services	638,791	741,307	(102,516)	-14%	1,869,931	2,562,044	(692,113)	-27%
Rewards	1,610,241	1,326,317	283,924	21%	4,564,245	4,283,658	280,587	7%
Career networks	1,289,594	2,071,127	(781,533)	-38%	4,169,682	6,954,646	(2,784,964)	-40%
Revenues, net	5,637,698	6,184,526	(546,828)	-9%	16,334,909	20,604,881	(4,269,972)	-21%
Cost of revenues:
Rewards	1,184,542	1,012,377	172,165	17%	3,527,782	3,188,460	339,322	11%
Other	295,306	668,040	(372,734)	-56%	1,132,788	2,109,323	(976,535)	-46%

Total cost of revenues	1,479,848	1,680,417	(200,569)	-12%	4,660,570	5,297,783	(637,213)	-12%

Gross profit	4,157,850	4,504,109	(346,259)	-8%	11,674,339	15,307,098	(3,632,759)	-24%
	74%	73%			71%	74%
Operating expenses:
Selling and marketing	598,143	2,664,602	(2,066,459)	-78%	2,950,516	8,302,606	(5,352,090)	-64%
General and administrative	1,758,505	5,186,038	(3,427,533)	-66%	6,775,338	14,657,559	(7,882,221)	-54%
Research and development	565,944	1,901,563	(1,335,619)	-70%	2,853,205	4,823,741	(1,970,536)	-41%
Amortization and depreciation	309,399	693,026	(383,627)	-55%	1,236,265	3,101,263	(1,864,998)	-60%
Total operating expenses	3,231,991	10,445,229	(7,213,238)	-69%	13,815,324	30,885,169	(17,069,845)	-55%

Operating income (loss)	925,859	(5,941,120)	6,866,979	-116%	(2,140,985)	(15,578,071)	13,437,086	-86%

Interest and other income	19,893	88,317	(68,424)	-77%	161,655	397,932	(236,277)	-59%
Warrant liability interest expense	-	(13,051,901)	13,051,901	-100%	-	(6,318,102)	6,318,102	-100%
Interest and other expense	(352,167)	(16,700)	(335,467)	2009%	(810,533)	(2,155,371)	1,344,838	-62%
Other income (expense)	(332,274)	(12,980,284)	12,648,010	-97%	(648,878)	(8,075,541)	7,426,663	-92%

Income (loss) before income tax	593,585	(18,921,404)	19,514,989	-103%	(2,789,863)	(23,653,612)	20,863,749	-88%

Income tax expense	(19,733)	(804,310)	784,577	-98%	(37,487)	(790,726)	753,239	-95%

NET INCOME (LOSS)	$573,852	$(19,725,714)	$20,299,566	-103%	$(2,827,350)	$(24,444,338)	$21,616,988	-88%

REVENUES

Software revenue is comprised primarily of hosting and license and maintenance fees. Software revenues for the third quarter 2009 increased slightly due to additional hosting fees in the third quarter 2009 that were not present in the third quarter 2008.  Software revenue decreased for the nine months ended February 28, 2009 due to lower customer retention rates year over year and code deals that were not present in fiscal year 2009 and were present in fiscal year 2008.

Professional services revenues for the third quarter and nine months of fiscal 2009 decreased due to a reduction in new customer implementations and upgrades.

Rewards revenues for the third quarter and nine months of fiscal 2009 increased as a result of additional contracted revenue from one of our larger customers and an increase in redemptions from several of our existing customers, as well as, changes in product offerings and revenue mix.

Career Networks revenues for the third quarter and nine months of fiscal 2009 decreased primarily due to less advertising and economic conditions that negatively affected deals in the recruiting and career transition services segment of the business along with less availability of financing for its customers.

COST OF REVENUES AND GROSS PROFIT

Total cost of revenues for the third quarter 2009 remained consistent with historical averages at 26% compared to 27% in the third quarter 2008. Cost of revenues for the nine months of 2009 was higher at 29% compared to 26% for the nine months of 2008.

Software cost of revenues in the third quarter and nine months of fiscal 2009 decreased as a percentage of sales primarily as a result of reductions in spending by management to control costs and right size the business and a source code deal, which has less costs than the typical hosting model.

Rewards cost of revenues increased substantially as a percentage of sales in the third quarter and nine months of fiscal 2009 resulting in a decrease in gross profit from approximately 50% in the fiscal 2008 periods to 26% in the fiscal 2009 periods. The decrease in gross profit is driven by the redemption mix of our products.

SELLING AND MARKETING EXPENSE

Selling and marketing expenses decreased significantly in the third quarter and nine months of fiscal 2009 due to reduced employee costs, including commissions, as there was a significant decrease in headcount as part of management’s overall plan to reduce costs to better align them with the Company’s current revenues. There was also a decrease due to less trade show and marketing programs in the periods.

GENERAL AND ADMINISTRATIVE EXPENSE

General and administrative expenses in the third quarter and nine months of fiscal 2009 decreased primarily a result of lower professional service fees in connection with the release of certain SEC documents that required consents from the two accounting firms representing the Company during the past fiscal year and other professional fees due to recruiting costs associated with new hires.  We also reduced employee costs, including commissions, as there was a decrease in headcount and non-cash stock compensation expense in the third quarter and nine months of fiscal 2009.   In the third quarter 2009, we did not incur any merger and acquisition costs that were expensed in the third quarter 2008 related to the potential merger that was terminated in June 2008.  Additionally, we negotiated payment discounts with several of our large vendors during the third quarter 2009.

RESEARCH AND DEVELOPMENT EXPENSE

Research and development expenses in the third quarter and nine months of fiscal 2009 decreased to due a reduction in employee costs and professional fees associated with updates on our acquired technology to standardize for customer satisfaction and requests.  In fiscal 2008, we released the integrated version of our product suite.

AMORTIZATION AND DEPRECIATION EXPENSE

Amortization and depreciation expense in the third quarter and nine months of fiscal 2009 decreased due to certain acquired intangible assets becoming fully amortized in fiscal 2008.  Without additional business acquisitions, intangible assets will fully amortize during fiscal 2009.

INTEREST AND OTHER INCOME

Interest and other income in the third quarter and nine months of fiscal 2009 decreased primarily due to lower gains on foreign currency exchanges and other income than in the third quarter fiscal 2008.

WARRANT LIABILITY INTEREST EXPENSE

On April 14, 2008, Workstream and the holders of its Special Warrants entered into a Forbearance Agreement pursuant to which the holders of the Special Warrants agreed to forbear, for a period of one year and one day, any rights they have to require the redemption of the Special Warrants as a result of the occurrence of triggering events under the Special Warrants and to any fees owing to the Special Warrant holders under the Registration Rights Agreement Workstream entered into with them.  Due to the triggering event described above, we no longer believed the Black-Scholes valuation model was indicative of the fair value of the Special Warrants as of February 29, 2008. As a result, we evaluated the possible outcomes and determined the weighted-average value of the warrant liability was $19 million as of February 29, 2008.  This adjustment resulted in $13,051,901 of interest expense in the third quarter of fiscal 2008

INTEREST AND OTHER EXPENSE

Interest and other expense in the third quarter fiscal 2009 increased primarily due to interest on the senior secured notes payable which were entered into in August 2008 in connection with the renegotiation of an equity financing from August 2007.

Interest and other expense in the nine months of fiscal 2009 decreased primarily due to accelerated interest and other expenses related to a term loan that was paid off in August 2008 with the new senior secured notes payable.

INCOME TAX EXPENSE

Income tax expense in the third quarter and nine months of fiscal 2009 decreased primarily due to a deferred income tax charge of $702,981 relating to the amortization of goodwill and state taxes that was expensed in the fiscal 2008 periods, but did not recur in the fiscal 2009 periods.

LIQUIDITY AND CAPITAL RESOURCES

As of February 28, 2009, we have approximately $1,520,000 in cash, cash equivalents and short-term investments.  Working capital, which represents current assets less current liabilities, was negative $3,037,572, an increase of $1,958,507 compared to November 30, 2008 and an increase of $238,787 compared to May 31, 2008.

For the nine months ended February 28, 2009, cash used in operations totaled $2,044,171, consisting primarily of the net loss for the period of $2,827,350, offset by non-cash expenses, including amortization and depreciation of $1,236,265.  We used nearly $1.7 million to reduce our liabilities during the period.. Net cash provided by investing activities during the nine months ended February 28, 2009 was $421,409 primarily attributable to changes in restricted cash.  Net cash used in financing activities during the nine months ended February 28, 2009 was $416,695 consisting of capital lease payments.

We have reported net losses since our inception, and during the nine months ended February 28, 2009, we had a net loss of $2,827,350.  However, in the third quarter fiscal 2009, we reported net income of $573,852.

Due to significant reductions in operating expenses in the fourth quarter of fiscal 2008, October 2008 and again in January 2009, management believes the current liquidity will be sufficient to meet its anticipated working capital and capital expenditure requirements.  The current operating loss was the result of current economic conditions and is a reflection of the overall health of the economy as a whole.  As it relates to the Career Networks segment of the business, management believes that the career transition services will gain strength in this type of economy as it has in the past.   Based on an analysis of our current contracts, forecasted new business, our current backlog and current expense level, management believes the Company will meet its cash flow needs for the remainder of fiscal 2009.  If these measures fall short, management will consider additional cost savings measures, including cutting back product development initiatives and further reducing general and administrative expenses and reducing sales and marketing expenditures.  We recognize that there are no assurances that the Company will be successful in meeting its cash flow requirements, however, management is confident that, if necessary, there are other alternatives available to fund operations and meet cash requirements during fiscal 2009.

In order to avoid immediate concerns about cash constraints, we are considering various fund-raising alternatives, including both equity and debt options.  We believe our existing cash and cash equivalents and cash provided by operating activities will be sufficient to meet our working capital and capital expenditure needs for at least the next twelve months.   Our future capital requirements will depend on many factors, including meeting our budget as outlined below, the timing and extent of spending to support product development efforts, the timing of introductions of new applications and enhancements to existing applications, and the continuing market acceptance of our applications. To the extent that existing cash and cash equivalents, and cash from operations, are insufficient to fund our future activities, we may need to raise additional funds through public or private equity or debt financing. We may enter into agreements or letters of intent with respect to potential investments in, or acquisitions of, complementary businesses, applications or technologies in the future, which could also require us to seek additional equity or debt financing. Additional funds may not be available on terms favorable to us or at all.

The Company’s fiscal year 2009 budget assumes reduced levels of investment in product and research and a significant decrease in the levels of sales and marketing spending, as well as increased revenue from both operating segments.   If these measures fall short, management will consider additional cost savings measures, including reductions in new product development initiatives and further reducing general and administrative and sales and marketing expenses.

Critical Accounting Policies

We believe that the following critical accounting policies affect our more significant estimates and judgments used in preparation of our consolidated financial statements.  Management makes estimates and assumptions that affect the value of assets and the reported revenues. Changes in assumptions used would impact our financial position and results.  Our significant estimates include the allowance for trade receivables, valuation of deferred taxes and valuation of compensation expense on stock-based awards.  Although we believe that these estimates are reasonable, actual results could differ from those estimates given a change in conditions or assumptions that have been consistently applied.

Management has discussed the selection of critical accounting policies and estimates with our Board of Directors, and the Board of Directors has reviewed our disclosure relating to critical accounting policies and estimates in this quarterly report on Form 10-Q. The critical accounting policies used by management and the methodology for its estimates and assumptions are as follows:

Revenue Recognition
The Company derives revenue from various sources including the following: subscription and hosting fees; licensing of software and related maintenance fees; professional services related to software implementation, customization and training; sale of products and tickets through the Company’s employee rewards software module; career transition services; recruitment research services; and, applicant sourcing.

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

One of the software applications offered by the Company allows customers to offer rewards, employee recognition and benefits in an effort to promote their employee retention.  The Company generates subscription revenues from the customer.  In addition, the Company generates revenue from the sale of products and tickets to the customers’ employees through a website.  The Company recognizes revenue when all of the revenue recognition criteria are met, which is typically when the goods are shipped and title has transferred.

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

Allowance for Doubtful Accounts
We perform ongoing credit evaluations of our accounts receivable balances.  Based on historical experience, we evaluate the accounts for potential uncollectible amounts based on a specific identification methodology and record a general reserve for all remaining balances.  Based on the age of the receivable, cash collection history and past dilution in the receivables, we make an estimate of our anticipated bad debt.  Based on this analysis, we reserved $678,430 and $509,802 for doubtful accounts at February 28, 2009 and May 31, 2008, respectively.  We believe that this estimate is reasonable, but there can be no assurance that our estimate will not change given a change in economic conditions or business conditions within our industry, our individual customer base or our Company.  Any adjustments to this account are reflected in the accompanying statements of operations as a general and administrative expense.

Goodwill and Other Identified Intangible Asset Impairment
We test goodwill for impairment on an annual basis or as needed if circumstances arise that reduce the value of our reporting units below the carrying value.  We compare the fair value of each reporting unit to its carrying amount (including goodwill) for our impairment evaluation.  Our business segments are considered reporting units for goodwill impairment testing.  Goodwill is considered to be impaired if the carrying value of a reporting unit exceeds its fair value.  If goodwill is considered to be impaired, the loss that is recognized is equal to the amount that the carrying value of the reporting unit goodwill exceeds the implied fair value of that goodwill.

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

Valuation of Non-Cash Stock-Based Compensation
Statement of Financial Accounting Standard (“FAS”) No. 123 (revised 2004), “Share-Based Payment,” (“FAS No. 123R requires companies to measure the cost of employee services received in exchange for an award of equity instruments, including stock options, based on the grant-date fair value of the award and to recognize it as compensation expense over the period the employee is required to provide service in exchange for the award, usually the vesting period.

FAS No. 123R applies to new awards and to awards modified, repurchased, or cancelled after the effective date, as well as to the unvested portion of awards outstanding as of the effective date. We use the Black-Scholes option-pricing model to value our new stock option grants under FAS No. 123R. FAS No. 123R also requires us to estimate forfeitures in calculating the expense related to stock-based compensation. In addition, FAS No. 123R requires us to reflect cash flows resulting from excess tax benefits related to those options as a cash inflow from financing activities rather than as a reduction of taxes paid.

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

	Three Months Ended		Nine Months Ended
	February 28, 2009	February 29, 2008	February 28, 2009	February 29, 2008
Expected volatility	n/a	124%	137%	84%
Expected dividend yield	n/a	0%	0%	0%
Expected term (in years)	n/a	3.5	3.5	3.5
Risk-free interest rate	n/a	4.4%	2.5%	4.4%

There were no assumptions used during the three months ended February 28, 2009 since there were no share-based payment awards during this period.

Recent Accounting Pronouncements

See Note 1 in the Unaudited Consolidated Financial Statements for information concerning recent accounting pronouncements.

ITEM 4T.    CONTROLS AND PROCEDURES

In the 2008 Annual Report on Form 10-K, we noted that we had identified a material weakness in our internal accounting controls because of insufficient staffing in our accounting department.  As of February 28, 2009 under the supervision of and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 as of the end of the period covered by this report, or the evaluation date. Based upon the evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were ineffective as of the evaluation date. Disclosure controls are controls and procedures designed to reasonably ensure that information required to be disclosed in our reports filed under the Exchange Act, such as this report, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls include controls and procedures designed to reasonably ensure that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

In connection with this evaluation, our management identified no changes in our internal control over financial reporting that occurred during the most recent fiscal quarter that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management has addressed the material weakness by changing staff and increasing the level and the training of its staff at the end of the third quarter and continuing through the fourth quarter of fiscal 2009.

PART II – OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

We are involved in claims, which arise in the ordinary course of business. In the opinion of management, we have made adequate provision for potential liabilities, if any, arising from any such matters. However, litigation is inherently unpredictable, and the costs and other effects of pending or future litigation, governmental investigations, legal and administrative cases and proceedings (whether civil or criminal), settlements, judgments and investigations, claims and changes in any such matters, and developments or assertions by or against us relating to intellectual property rights and intellectual property licenses, could have a material adverse effect on our business, financial condition and operating results. See Note 3- Contingencies in the Unaudited Consolidated Financial Statements for further discussion of litigation that may be material to our business.

ITEM 1A.    RISK FACTORS

In addition to the information set forth under Item 1A of Part I to our Annual Report on Form 10-K for the year ended May 31, 2008, you should carefully consider the following factors, which could have a material adverse effect on our results of operations, financial condition, cash flows, business or the market for our common shares.  Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may also materially adversely affect our business, financial condition and future results of operations.

We have limited operating funds, and our ability to continue as a going concern is dependent upon our ability to obtain additional capital to operate the business.
Our former independent registered public accounting firm issued its report on our audited financial statements as of and for the year ended May 31, 2008, which includes an explanatory paragraph regarding substantial doubt about our ability to continue as a going concern.  We have experienced net losses which have caused an accumulated deficit of approximately $134,847,000 as of February 28, 2009. In addition, we have used cash for operating activities of approximately $2,044,000 for the nine months ended February 28, 2009. Our ability to continue as a going concern is heavily dependent upon our ability to continue implementing our business plan and if necessary, to obtain additional capital to sustain operations. Currently, we have no commitments to obtain additional capital, and there can be no assurance that financing will be available in amounts or on terms acceptable to us, if at all.  These factors raise substantial doubt about our ability to continue as a going concern.

We are currently not in compliance with the NASDAQ’s reporting requirements and our common shares could be subject to delisting if we do not regain compliance.
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

On May 20, 2008, we received a notice from the Nasdaq Stock Market informing the Company that pursuant to NASDAQ’s previous communication of November 20, 2007, the Company had not regained compliance with Marketplace Rule 4310(c)(4) related to the minimum closing bid price of the Company’s common shares by May 19, 2008.  The notice stated that because the Company met all initial inclusion criteria for the Capital Market set forth in Marketplace Rule 4310(c) (except for the bid price) on May 19, 2008, in accordance with Marketplace Rule 4310(c)(8)(D), the Company would be provided an additional 180 calendar day compliance period, or until November 17, 2008, to regain compliance. However, on October 16, 2008 and as further extended on December 18,

2008 and March 18, 2009, the NASDAQ announced that it was suspending the enforcement of the rules requiring a minimum $1.00 closing bid price and a minimum market value of publicly held shares. As a result, all bid price compliance periods to regain compliance with the $1.00 minimum bid price requirement have been frozen until at least July 19, 2009.  NASDAQ has stated that it intends to seek further extension of the bid price suspension if the market conditions remain unchanged.

In order to regain compliance with the Marketplace Rule 4310(c)(4), the bid price of the Company’s common shares must close at $1.00 per share or more for a minimum of ten consecutive business days.  On April 13, 2009, our shares were trading at $0.29 per share.  We continue to monitor the situation closely and if our shares continue to trade below the minimum $1.00 bid price once the rule suspensions end, then we intend to seek shareholder approval to authorize a reverse split of our common shares in order to raise our stock price and regain compliance with the minimum bid price requirement. However, there is no assurance that our shareholders would approve such a reverse stock split or that such split, if approved, would be sufficient to allow us to maintain a bid price of at least $1.00.

On November 20, 2008, NASDAQ notified the Company that we were not in compliance with the requirements for continued listing set forth in NASDAQ Marketplace Rule 4310(c)(3) because of our failure to maintain a stockholders’ equity of at least $2,500,000, a market value of listed securities of at least $35,000,000 or $500,000 of net income from continuing operations for the most recently completed fiscal year or two of the three most recently completed fiscal years.  In response to a Company hearing with the NASDAQ Listing Qualifications Panel held on October 30, 2008 and its response plan dated December 3, 2008, in a letter dated February 5, 2009, NASDAQ agreed to continue the listing of the Company’s shares provided that on or before May 19, 2009, the Company will report on a Form 8-K pro-forma financial statements evidencing stockholders’ equity of at least $2.5 million or demonstrate compliance with one of the alternative listing criteria in NASDAQ Marketplace Rule 4310(c)(3) detailed above.   As of February 28, 2009, we had a stockholders’ deficit of approximately $3,940,000.

If we are not able to demonstrate compliance with the listing standards on or before May 19, 2009 and NASDAQ does not grant an additional extension of time for compliance, then our common shares will likely be delisted from trading on the NASDAQ Capital Market.  If our common shares are delisted from the NASDAQ Capital Market, there may be a limited market for our shares, trading our stock may become more difficult, and our share price could decrease even further.  If our common shares are not listed on a national securities exchange or the NASDAQ Capital Market, potential investors may be prohibited from or be less likely to purchase our common shares, limiting the trading market for our stock even further.

Furthermore, the delisting of our common shares would be an event of default under our senior secured notes requiring a waiver from our Note Holders.  There can be no assurance such waiver would be granted.  If our Note Holders refuse to grant a waiver pursuant to the event of default, then our Note Holders may redeem all or any portion of the $19,000,000 senior secured notes payable plus accrued interest thereon at a redemption premium of 110%.  If such a situation occurs, we would not have the funds available to repay the Note Holders and there would be substantial doubt about our ability to continue as a going concern.

The Company had a material weakness in its internal accounting controls.
In the 2008 Annual Report on Form 10-K, we noted that we had identified a material weakness in our internal accounting controls because of insufficient staffing in our accounting department. By definition, a material weakness means that there is a significant deficiency that, by itself, or in combination with other significant deficiencies, results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. Additionally, the existence of a material weakness precludes management from concluding that internal control over financial reporting is effective.  Management has addressed the material weakness by changing staff and increasing the level and the training of its staff at the end of the third quarter and continuing through the fourth quarter of fiscal 2009.

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not applicable.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.   OTHER INFORMATION

For information regarding NASDAQ notice of failure to satisfy a continued listing rule or standard, refer to the discussion under Item 1A. Risk Factors.

On January 5, 2009, the Board appointed Michael Mullarkey, the Company’s Executive Chairman, to take on a more active role in the day-to-day operations of the Company and oversee and assist in the financial duties as the Company’s Acting Chief Financial Officer upon the resignation of Mr. Jay Markell effective January 16, 2009.  It was resolved that Mr. Mullarkey would be paid $1,000 per day plus expenses for the time he had spent and will spend on Company business starting in November 2008.  Additionally, he is entitled to standard employee health insurance benefits.  Mr. Mullarkey earned $73,000 pursuant to this arrangement from November 1, 2008 through February 28, 2009.

ITEM 6.  EXHIBITS

31.1	Certification of Chief Executive Officer Pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes Oxley Act of 2002.

32.1	Certifications of the Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Workstream Inc. (Registrant)

DATE: April 14, 2009	By: /s/ Steve Purello
Steve Purello President and Chief Executive Officer (Principal Executive Officer)

DATE: April 14, 2009	By: /s/ Michael Mullarkey
Michael Mullarkey Acting Chief Financial Officer (Principal Financial Officer)