Form 10-K
period 2009-05-31
WORKSTREAM INC
filed 2009-09-14
CIK 1095266

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-K

(Mark One)
☑  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended May 31, 2009

OR

☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 001-15503

WORKSTREAM INC.
(Exact name of registrant as specified in its charter)

Canada	N/A
(State or other jurisdiction of	(IRS Employer Identification No.)
incorporation or organization)

485 N. Keller Road, Suite 500	32751
Maitland, Florida	(Zip Code)
(Address of principal executive offices)

Registrant’s telephone number, including area code:	1-866-953-8800
Securities registered pursuant to Section 12(b) of the Act:	None
Securities registered pursuant to Section 12(g) of the Act:

Common Stock, no par value	None
(Title of Class)	(Name of exchange on which registered)

Indicate by check mark if registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes ☐                      No ☑

Indicate by check mark if registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
Yes ☐                      No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☑                      No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer, or a smaller reporting company.  See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (Check one):
Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑

i

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐                      No ☑

The aggregate market value of the voting and non-voting common equity held by non-affiliates as of November 28, 2008 (the last business day of the registrant’s most recently completed second fiscal quarter) was $1,786,303 based on the closing price of such common equity of $0.04 per share on that date.  All executive officers and directors of the registrant and all persons filing a Schedule 13D or a Schedule 13G with the Securities and Exchange Commission in respect to the registrant’s common stock have been deemed, solely for the purpose of the foregoing calculation, to be “affiliates” of the registrant.

The total number of common shares, no par value, outstanding on September 14, 2009 was 56,993,312 excluding 108,304 common shares held in escrow.

DOCUMENTS INCORPORATED BY REFERENCE:  None

ii

WORKSTREAM INC.
TABLE OF CONTENTS

For the Fiscal Year Ended May 31, 2009

iii

THIS REPORT CONTAINS FORWARD-LOOKING STATEMENTS THAT INVOLVE RISKS AND UNCERTAINTIES. THE STATEMENTS CONTAINED IN THIS REPORT THAT ARE NOT PURELY HISTORICAL ARE FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1933, AS AMENDED, AND SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED. FORWARD-LOOKING STATEMENTS INCLUDE, WITHOUT LIMITATION, STATEMENTS CONTAINING THE WORDS "ANTICIPATES," "BELIEVES," "EXPECTS," "INTENDS," "FUTURE," AND WORDS OF SIMILAR IMPORT WHICH EXPRESS MANAGEMENT'S BELIEF, EXPECTATIONS OR INTENTIONS REGARDING OUR FUTURE PERFORMANCE. ALL FORWARD-LOOKING STATEMENTS INCLUDED IN THIS REPORT ARE BASED ON INFORMATION AVAILABLE TO US ON THE DATE HEREOF, AND WE HAVE NO OBLIGATION TO UPDATE ANY SUCH FORWARD-LOOKING STATEMENTS. OUR ACTUAL RESULTS COULD DIFFER MATERIALLY FROM OUR HISTORICAL OPERATING RESULTS AND FROM THOSE ANTICIPATED IN THESE FORWARD-LOOKING STATEMENTS AS A RESULT OF CERTAIN FACTORS, INCLUDING, WITHOUT LIMITATION, THOSE SET FORTH IN PART I, ITEM 1A, "RISK FACTORS," OF THIS FORM 10-K AND OTHER FACTORS AND UNCERTAINTIES CONTAINED ELSEWHERE IN THIS FORM 10-K AND IN OUR OTHER FILINGS WITH THE SECURITIES AND EXCHANGE COMMISSION.

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

We conduct our business and reflect our management reports on a fiscal year basis from June 1 through May 31 each year.

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

INDUSTRY BACKGROUND

Our target market includes any organization that needs to manage their human capital function in a more effective and cost efficient manner.  This includes providing solutions for recruitment needs, evaluating performance, compensation planning, development, incenting and retaining employees and benefits administration.  Our target market also includes companies seeking to fulfill those functions through information technology skills and expertise.  We believe that there are several factors that have contributed to companies now placing a higher premium on hiring the right personnel, appropriately compensating and rewarding performance, and making substantial investments in areas such as training and development, incentives and rewards and overall employee satisfaction.  These factors include increased employee turnover, the shortage of knowledgeable workers, and compliance pressures on compensation practices, particularly in North America, all of which increase the demand for our services.

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

PRINCIPAL SERVICES AND OPERATIONS

Enterprise Workforce Services

Our Enterprise Workforce Services segment primarily consists of HCM software, professional services and additional products sold as part of rewards programs.  Specifically, our Enterprise Workforce segment offers a complete suite of on-demand HCM software solutions, which address performance, compensation, development, recruitment, benefits and rewards. Workstream provides on-demand compensation, performance and talent management solutions and services that help companies manage the entire employee lifecycle - from recruitment to retirement.  Enterprise Workforce Services generated approximately 74% and 67% of our net revenue in fiscal 2009 and 2008, respectively.

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

Development
Workstream Development is designed to allow organizations to maximize the value of their current workforce as well as ensuring that there will be strong leadership in the future. A modular solution, Workstream Development combines individual development planning (IDP), a competency-based assessment and development process with integrated succession planning and organizational charting capabilities, all based on the Workstream Competency Dictionary, which includes over 10,000 technical, 60 behavioral competencies, and over 600 behavioral-based interview questions for over 1,500 job titles. 900 of these competencies have been joint-commission certified for specific certification use in healthcare organizations.  Development capabilities include:

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

Recruitment
Workstream Recruitment helps companies automate and manage the entire recruitment process including job requisition, job profile creation, job posting, applicant attraction, screening, and tracking, interview scheduling, offer letter generation and making the hire. Workstream Recruitment also provides companies with an extended network and industry database to help source key hires. The end result is a thoroughly researched and filtered list of qualified prospective candidates.  Recruitment applications include the following:

•	Candidate Management, for automating and streamlining the recruiting process used to attract, manage, screen and qualify candidates;
•	Career Site, a custom-designed internal and external career website hosted and maintained by Workstream at our secure data center, used for attracting, routing and tracking job candidates;
•	Compliance, reporting tools for preparing Equal Employment Opportunity Commission (EEOC) compliance reporting information and evaluating the staffing process including OFCCP compliance; and
•	Document Builder, for automating and streamlining the creation process and management of candidate-facing letters, such as offer letters.

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

•
Incentive Programs, for motivating performance and driving results across the organization. This web-based incentive solution calculates and distributes thousand of non-cash incentive awards including travel, gift cards and merchandise shipped worldwide, and distributed by points, certificates or categories, to employees for achieving specific results based upon predefined metrics strategically aligned with company goals; and

•
Recognition Programs, for rewarding years of service or other corporate milestones and outstanding performance achievement. This online recognition program rewards employees for attaining corporate milestones using online certificates with a selection from a non-cash awards catalog offering thousands of items shipped worldwide. The program also provides a company-wide online recognition tool for participants and managers to issue on-the-spot recognition certificates and awards when exceptional performance occurs or goals are achieved.

Career Networks

Our Career Networks segment consists of career transition services, recruitment research and applicant sourcing.  Career Networks generated approximately 26% and 33% of our net revenue in fiscal 2009 and 2008, respectively.

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

Applicant Sourcing
6FigureJobs.com, Inc., which we acquired in October 2001, is an online applicant-sourcing portal where job seeking candidates and companies that are actively hiring and filling positions can interact.  We believe that 6FigureJobs customizes this experience to satisfy the needs of the upper-echelon management candidate and the companies looking to hire them.  The site provides content appropriate for senior executives, directors and other managers, as well as containing job postings that meet their qualifications.  The 6FigureJobs job board has evolved into one of the premier executive job boards.  We employ screening to create this exclusive community of job seekers.  On the candidate side, each job seeker is hand reviewed, to ensure they have recent total compensation of $100,000 per annum, before his or her resume is allowed to reside in the site’s candidate database.  On the recruiting side, all job openings must have a minimum aggregate compensation of $100,000.  We generate revenue through 6FigureJobs on a subscription basis from employers and recruiters that access our database of job seekers and use our tools to post, track and manage job openings.  We also generate revenue by charging companies that advertise on our 6FigureJobs website, which includes charging certain advertisers a fee based on the number of leads delivered or on a cost per lead basis.  Starting in early calendar 2009, executives who wish to access additional jobs, or give their resume and profile more exposure than free membership, may subscribe to a premium service for a small monthly fee.

Workstream has reduced expenses in an effort to align revenues with expenses.  In February 2008, Workstream engaged an investment bank to advise and consider divesting its 6Figurejobs.com division.  The move was designed to infuse the Company with cash, as well as to reduce its debt burden.  Pursuant to the terms of Workstream’s Senior Secured Notes (the “Notes”)  (See Note 6 to the consolidated financial statements), we agreed to use 75% of the gross proceeds net of taxes from a Disposition (as defined in the Notes) of assets to redeem the Notes (on a pro rata basis among the Note Holders).  The remaining 25% of the gross proceeds net of taxes (such amount not to exceed $2,500,000) may be retained by us.  However, due to the economic conditions in the third quarter of fiscal 2009, Workstream discontinued any active marketing to sell this division.  Workstream is continuing to have discussions with its note holders and considering other opportunities to raise capital and align the Company’s business operations with its strategic focus.

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

Our operations group is headed from Maitland, Florida with a few essential personnel in Canada.  We maintain our servers in the Fusepoint datacenter in Toronto, Canada that provide on-demand application hosting for all the software that is accessed by our clients and our locations in a SAAS environment.  We also have product development resources in Maitland, Florida and Victoria, British Columbia.

Financial information about segments and geographic areas can be found in Note 10 to our consolidated financial statements under Item 8.

REVENUE SOURCES

The Enterprise Workforce Services segment derives revenue from various sources including the following: subscription and hosting fees; licensing of software; software maintenance fees; professional services related to software implementation, customization and training; and sale of products and tickets through the Company’s employee discount and rewards software module. Clients enter into contracts which specifically address the products and services acquired, periods covered, and the billings terms.   Contracts that include a software subscription component have a period of at least one year and typically, average three years.  Clients are billed in advance according to the terms of the contract.   In the case of annual or multiple year contracts, we bill our clients in advance monthly, quarterly or annually as deemed necessary when negotiating the contract.  Any billed but unearned revenue is disclosed in the balance sheet as deferred revenue and is recognized as revenue when the service is provided.   Professional services are billed either on a time and material basis or on a fixed fee basis.  Time and material engagements are billed monthly as the professional services hours are incurred.  Fixed fee engagements are billed according to the terms of the contract, and revenue is recognized on a percentage of completion basis.  Revenue from the sale of products and tickets through the discount and rewards software module is billed and recognized when the goods are shipped and title has transferred.

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

RESEARCH AND DEVELOPMENT

From fiscal 2002 through fiscal 2005, the Company embarked on a research and development strategy whereby, rather than relying solely on developing software internally, the Company began to obtain new technology applications and intellectual property through the acquisition of companies that had already developed the technology and proven its success in the marketplace.  During late fiscal 2005 through fiscal 2008, the Company incurred significant research and development costs subsequent to the various acquisitions in order to further enhance the technologies developed by the individual entities prior to the acquisitions.  This included a more common look and feel to the various applications user interfaces and reporting, integration between modules.  The increase in costs was primarily due to the addition of internal resources as well as the use of offshore contractors.  In fiscal 2008, much of the effort was focused on specific integration of Workstream TalentCenterV7.0, with particular emphasis on the compensation, performance management and development solutions.  Upon the release of Workstream TalentCenterV7.0 our research and development activities and expense was significantly reduced. Research and development expense was approximately $3,478,000 and $5,725,000 in fiscal 2009 and fiscal 2008, respectively.  All research and development expense was incurred in the Enterprise Workforce Services segment.

INTELLECTUAL PROPERTY

We rely upon a combination of copyright, trade secret and trademark laws and non-disclosure and other contractual arrangements to protect our proprietary rights. Many of the copyrights and trademarks we hold were obtained in connection with the acquisitions we have made since 2002. Currently, we have eight registered trademarks in Canada and thirteen in the United States.  With the acquisition of Kadiri, we now have four registered trademarks in the European Union and three in Mexico.  Our trademarks include Workstream, E-Cruiter, E-Cruiter Enterprise, E-Cruiting, 6FigureJobs, Kadiri, Kadiri TotalComp, and Decisis.  In addition, we have two service marks for OMNIpartners and OMNIresearch.  We also have copyrights on some of our training manuals and internally developed software programs.

In 1999, we changed our name from “Careerbridge” to “E-Cruiter”.  In 2001, we changed our name to “Workstream”.  We have registered the Workstream trademark in the U.S. and Canada, and such registrations expire in May 2014 and in May 2019, respectively.  The U.S. trademark renews ten years at a time and the Canadian trademark renews fifteen years at a time.

The following registered trademarks, are registered and will expire as follows: E-Cruiter – December 2013, E-Cruiter Enterprise - October 2015, E-Cruiting – January 2014.  These trademarks are renewable for fifteen years at a time.  Our 6FigureJobs and RezLogic trademark registrations expired and renewals have been applied for and are renewable for ten years at a time.

Our Kadiri trademarks are registered and expire as follows: United States: Kadiri, Decisis, and Kadiri TotalComp - January 2011.  These trademarks are renewable for ten years at a time.  Canada: Kadiri – March 2018, and Kadiri TotalComp - December 2018. These trademarks are renewable for fifteen years at a time.  European Kadiri – December 2010, and Kadiri TotalComp – December 2010.  These trademarks are renewable for ten years at a time.  Mexico: Kadiri and Kadiri TotalComp – January 2011. These trademarks are renewable for ten years at a time.

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

Our marketing strategy focuses on generating qualified sales leads.   The Enterprise Workforce Services segment’s sales cycle for global 2000 companies is approximately six to nine months depending on the size of the potential client and the number of solutions the prospective customer is evaluating.  Career Networks sales cycle is relatively short and of a higher volume nature. The Enterprise Workforce Services segment has a sales team of approximately 7 (internal and external) located throughout the United States.  The Career Networks segment has a sales team of approximately 40 located in three locations throughout the United States.  In addition, we have approximately three marketing personnel located throughout the United States and Canada.  Both Career Networks and Enterprise Workforce Services sales teams sell typically within their segment.

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

COMPETITION

The market for HCM services is highly fragmented and competitive with hundreds of companies offering products or services that compete with one or more of the services that we offer.  Our Career Networks segment competes within the United States and Canada with internet recruitment services companies, outplacement services companies and human resource service providers.  We compete for a portion of employer’s recruiting budgets with many types of competitors such as offline recruiting firms, offline advertising, resume processing companies and web-based recruitment companies.  While we do not believe that any of our competitors offer the full suite of services that we provide, there are a number of companies that have products or services that compete with one or more of the services we provide.  For instance, companies that compete with our recruiting systems services include Taleo Corporation, Kenexa/BrassRing and Webhire. Companies such as Monster Worldwide, Execunet and Netshare have products or services that compete with our applicant sourcing and exchange services.  We also compete with vendors of enterprise resource planning software, such as Peoplesoft, Oracle and SAP.  In the area of outplacement services, we compete with companies such as ITS Personal Marketing and Chandler Hill.  Companies such as LifeCare, Next Jump and SparkFly compete with our employee portal. Oracle, SAP, Workscape and Authoria are our main competitors for our benefit products and Siebel, Kronos, Callidus, Softscape, Success Factors and Authoria compete with our compensation and performance product lines.

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

EMPLOYEES

As of May 31, 2009, we had 101 full-time employees.  Our employees are not represented by a collective bargaining organization, and we have never experienced any work stoppage.  We consider our relations with our employees to be good.

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

The opinion of our independent registered public accountants on the audited financial statements as of and for the year ended May 31, 2009 contains an explanatory paragraph regarding substantial doubt about our ability to continue as a going concern. We have experienced substantial losses in recent years and, as a result, have a stockholders deficit of $5,799,422 as of May 31, 2009.  Losses for the years ended May 31, 2009 and 2008 were $4,856,356 and $52,616,875, respectively.  The Company's ability to continue as a going concern depends, primarily, upon its ability to successfully refinance approximately $20.2 million of its senior secured notes payable (the “Notes”), including accrued interest thereon that went into default on May 22, 2009 due to the Company’s suspension of trading on the NASDAQ Stock Market as a result of its stockholders deficit.  Our ability to continue as a going concern is also dependent upon our ability to generate positive cash flows from operations.

There can be no assurance that the Company will be successful in its negotiations with the existing Note Holders and other parties or that the terms of any such refinancing or conversions will not result in the issuance, or potential issuance, of a significant amount of equity securities that will cause substantial dilution to the Company’s stockholders.  If the Company is not successful in refinancing the Notes or in otherwise entering into a financing, sale, or business transaction that infuses sufficient cash resources into the Company in the near future, any collection actions by the Note Holders could have a material adverse affect on the liquidity and financial condition of the Company and its ability to secure additional financing and continue as a going concern.

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

Our stock is no longer traded on the NASDAQ Stock Market but instead is traded on the OTC Bulletin Board, which may make it more difficult for investors to sell shares, may potentially lead to future market declines and may increase our costs related to registration statements.

On May 20, 2009, the Company received a notice from the NASDAQ Hearings Panel stating that the Panel had determined to delist the Company’s common stock from The NASDAQ Stock Market due to its failure to regain compliance with NASDAQ Stock Market Listing Rule 5550(b)(1) within the 180 day extension period granted after the initial failure notice in November 2008.  NASDAQ Marketplace Rule 5550(b)(1) required the Company to have a $35 million market capitalization, a minimum $2.5 million in stockholders' equity or $500,000 of net income from continuing operations for the most recently completed fiscal year or two of the three most recently completed fiscal years.

The Panel indicated that absent a stay by the NASDAQ Listing and Hearing Review Council, the trading of the Company’s common stock on the NASDAQ Stock Market would be suspended at the open of trading on Friday, May 22, 2009.  We did not appeal the decision.   Therefore, the NASDAQ Stock Market suspended the trading of our common stock on May 22, 2009 and delisted our common stock on August 5, 2009.

Since June 3, 2009, our common stock has been dually quoted on the Over-the-Counter Bulletin Board (OTCBB), an electronic quotation service maintained by the Financial Industry Regulatory Authority (FINRA), and the Pink Sheets electronic over-the-counter securities market.  The common shares continue to trade under the symbol “WSTM.”

As a result, an investor may find it more difficult to dispose of our common shares or to obtain accurate quotations as to the market value of our securities, potentially leading to declines in our share price.  This may cause us to have difficulty obtaining future financing.

Additionally, we are now not eligible to use short form registration statements with the respect to the sale of our securities.  This could substantially increase our costs of registering securities in the future, if we are so required in connection with financing transactions.

Our common stock may become subject to certain “Penny Stock” rules which may make it a less attractive investment.

Since the trading price of our common stock is less than $5.00 per share, trading in our common stock would be subject to the requirements of Rule 15g-9 of the Exchange Act if our net tangible assets fall below $2 million or our average revenue falls below $6,000,000 for three years.  Under Rule 15g-9, brokers who recommend penny stocks to persons who are not established customers and accredited investors, as defined in the Exchange Act, must satisfy special sales practice requirements, including requirements that make and individualized written suitability determination for the purchaser and receive the purchaser’s written consent prior to the transaction.  The Securities Enforcement Remedies and Penny Stock Reform Act of 1990 also requires additional disclosures in connection with any trades involving penny stock, including the delivery, prior to any penny stock transaction, of a disclosure schedule explaining the penny stock market and the risks associated with that market.  Such requirements may severely limit the market liquidity of our common stock and the ability of investors in our equity securities to sell their securities in the secondary market.  For all of these reasons, an investment in our equity securities may not be attractive to our potential investors.

The price of our common shares historically has been volatile, which may make it more difficult for you to resell our common shares when you want at prices you find attractive.

The market price of our common shares has been highly volatile in the past, and may continue to be volatile in the future. For example, since June 1, 2004, the closing sale price of our common shares as quoted on the NASDAQ Stock Market prior to May 22, 2009 and since such date on the OTCBB has fluctuated between $0.02 and $5.35 per share. The following factors may significantly affect the market price of our common shares:
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

We may issue securities with rights superior to those of our common stock, which could materially limit the ownership rights of existing stockholders.

We may offer debt or equity securities in private and/or public offerings in order to raise working capital and to refinance our debt.  Our Articles of Incorporation authorizes the board of directors to issue an unlimited number of Class A Preferred Shares, the rights and preferences of which may be designated by our board of directors without shareholder approval.  The designation and issuance of Class A Preferred Shares in the future could create additional securities that would have dividend, liquidation and voting preferences prior in right to the outstanding common shares.  The board of directors is also authorized to issue and unlimited number of common shares and has the right to determine the terms and rights of any debt securities without obtaining further approval of the stockholders.  It is likely that any debt securities or preferred stock that we sell would have terms and rights superior to those of our common stock and may be convertible into common stock.  Any sale of securities could adversely affect the interests or voting rights, impede a change of control and result in substantial dilution to the existing holders of our common stock.  Additionally, a sale of securities could adversely affect the market price of our common stock.

The Company had a material weakness in its internal accounting controls.

Under Item 9A(T), we note that our management concluded that our internal control over financial reporting was not effective as of May 31, 2009 because of our inability to test the information technology controls due to the restructuring of our IT department and relocation and consolidation of our corporate headquarters in Canada and Florida to new facilities at the end of our fiscal year. A material weakness is a control deficiency that results in a more than remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis by employees in the normal course of their assigned functions.  The Company is in the process of executing its plan to mitigate this material weakness during fiscal 2010. Despite the existence of this material weakness, we believe the financial information presented herein is materially correct and in accordance with generally accepted accounting principles.

We may not become profitable.

Since our inception, we have incurred losses which have been substantial in relation to our operations and, as a result, have a stockholders deficit of $5,799,422 as of May 31, 2009.  Losses for the years ended May 31, 2009 and 2008 were $4,856,356 and $52,616,875, respectively.  Revenues for fiscal 2009 and 2008 were approximately $21,500,000 and $27,600,000, respectively.  Our ability to reduce our losses will be adversely affected if we continue to acquire companies reporting losses, if revenue grows slower than we anticipate or if operating expenses exceed our expectations. Even if we do achieve profitability, we may not sustain or increase profitability on a quarterly or annual basis.  Failure to achieve or maintain profitability would materially adversely affect the market price of our common shares.  We expect our operating expenses to moderate due to the scalability of our business model.

Current  and future economic downturns may adversely affect the demand for our services.

The general level of current economic activity has significantly affected the demand for employment and recruitment services in our Career Networks segment, as well as sales of Enterprise software.  If the general level of economic activity continues to be slow, our clients may not require additional personnel and may delay or cancel plans that involve recruiting new personnel using our services and technology.  Consequently, the time from initial contact with a potential client to the time of sale could increase and the demand for our services could decline, resulting in a loss of revenue harming our business, operating results and financial condition. Alternatively, in times of economic growth, demand for our career transition services may decline.

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

In addition, many employers are developing or may develop their own software to satisfy their recruitment needs.  We also compete with traditional offline and web-based outplacement service companies and human resource, or HR, service providers.  While we do not believe that any of our competitors offer the full suite of services that we provide, there are a number of companies that have products or services that compete with one or more of the services we provide.  For instance, companies that compete with our recruiting systems services include Taleo Corporation, Kenexa/BrassRing and Webhire. Companies such as Monster Worldwide, Execunet and Netshare have products or services that compete with our applicant sourcing and exchange services.  We also compete with vendors of enterprise resource planning software, such as Peoplesoft, Oracle and SAP.  In the area of outplacement services, we compete with companies such as ITS Personal Marketing and Chandler Hill.  Companies such as LifeCare, Next Jump and SparkFly compete with our employee portal. Oracle, SAP, Workscape and Authoria are our main competitors for our benefit products and Siebel, Kronos, Callidus, Softscape, Success Factors and Authoria compete with our compensation and performance product lines.

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

If we are unable to enter into or maintain certain strategic relationships, our business will suffer.  These relationships generally include those with job posting boards and other on-line recruitment services such as Monster.com and Yahoo!hotjobs, pursuant to which our clients can post their job openings on such boards.  These relationships allow us to expand the services that we provide our clients without our having to spend significant capital resources developing or acquiring such services. Because many of these third parties compete with each other, the existence of a relationship with any particular third party may limit or preclude us from entering into a relationship with that third party’s competitors.  In addition, some of the third parties with which we seek to enter into relationships may view us as a competitor and refuse to do business with us.  Any loss of an existing relationship or failure to establish new relationships may adversely affect our ability to improve our services, offer an attractive service in the new markets that we enter, or expand the distribution of our services.

Michael Mullarkey, our Chairman, may have interests that are different than other shareholders and may influence certain actions.

As of September 4, 2009, Michael Mullarkey, our Executive Chairman, beneficially owned approximately 19.57% of our outstanding common shares.  Mr. Mullarkey’s interests as a major shareholder may conflict with his fiduciary duties as a director.  Mr. Mullarkey’s interests may influence how he votes on certain matters that require shareholder approval.  Mr. Mullarkey may influence the outcome of various actions that require shareholder approval including the election of our directors, delaying or preventing a transaction in which shareholders might receive a premium over the prevailing market price for their shares and preventing changes in control or management.

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

Our success depends on the efforts, abilities and expertise of certain of our Board members, senior management and other key employees, including in particular, Michael Mullarkey, our Chairman, and Steve Purello, our President and Chief Executive Officer.  There can be no assurance that we will be able to retain our key employees.  If any of our key employees leave before suitable replacements are found, there could be an adverse effect on our business.  There can be no assurance that suitable replacements could be hired without incurring substantial additional costs, or at all.

ITEM 2.	PROPERTIES

Our corporate headquarters were located in approximately 25,020 square feet of leased office space in Ottawa, Ontario, Canada.  This facility houses our network operation and information technology groups, certain research and development personnel and customer support.  Our lease for 17,945 square feet of this facility expired in December 2008 with the remaining 7,075 square feet expiring in October 2010.   InApril 2009, we exited this facility early and moved our corporate headquarters to Maitland, Florida.  We still maintain a few key personnel in Canada with our registered office located at 340 Albert Street, Suite 1400 Ottawa, Ontario Canada  K1R0A5.

In April 2009, we entered into a sublease for approximately 14,300 square feet of office space in Maitland, Florida, which serves as the corporate headquarters for our consolidated operations.  Our finance and human resources department, our internal sales team and lead generation group, and the majority of the employees of the outplacement and recruitment companies reside in this space.  Our sublease for this premise expires in August 2011.

Our wholly-owned subsidiary Paula Allen Holdings, Inc. utilizes space in Maitland, Florida; Dallas, Texas and Minneapolis, Minnesota.  In Dallas, we lease approximately 4,192 square feet of office space on a month to month basis and in Minneapolis, we lease approximately 1,523 square feet of office space under a lease expiring on December 31, 2012.

ITEM 3.	LEGAL PROCEEDINGS

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

On June 24, 2008, the Company filed a lawsuit in the Superior Court of the State of Delaware in and for New Castle County (the “State Court Lawsuit”) against Empagio Acquisition, LLC (“Empagio”) and SMB Capital Corporation (“SMB”) to obtain the $5 million termination fee required to be paid by Empagio and SMB pursuant to Section 7.02 of the Agreement and Plan of Merger dated as of February 12, 2008 among the Company, Workstream Merger Sub Inc., Empagio and SMB, which agreement was terminated by the Company on June 13, 2008.  On June 25, 2008, Empagio and SMB filed a lawsuit against the Company in the United States District Court for the District of Delaware (the “Federal Lawsuit”) alleging entitlement to a $3 million termination fee pursuant to the Agreement and Plan of Merger.  On July 29, 2008, Empagio and SMB filed a notice of voluntary dismissal of their Federal Lawsuit based on an understanding that Empagio and SMB would make their claim as part of the Company’s State Court Lawsuit.  In accordance with the voluntary notice of dismissal of the Federal Lawsuit, Empagio and SMB have now asserted their claims in the State Court Lawsuit.  The Company has denied these allegations.  The parties are proceeding with discovery in this case.  Trial is scheduled for July 5, 2010, with mandatory alternative dispute resolution to be completed by January 29, 2010.

* * *

On June 10, 2009, Franklin Drive, LLC filed a lawsuit in the Superior Court of the State of California against the Company, its former Chief Executive Officer and its former Chief Financial Officer for a dispute regarding the Company’s lease of commercial property located at 5000 Franklin Drive, Pleasanton, California which was for a term commencing on January 1, 2008 and expiring on January 31, 2013.  On or about October 2008, we abandoned the property and ceased making rental payments pursuant to the lease.  Franklin Drive, LLC is claiming termination damages of $1.5 million.  The parties are engaged in out-of-court, settlement negotiations and we expect to continue settlement negotiations until an agreeable payment amount is reached.

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

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

We held our annual and special meeting of shareholders on May 29, 2009.  As of the record date on April 23, 2009, there were 56,628,996 shares of our common stock issued, outstanding and eligible to vote. In this meeting, the shareholders voted on and approved the following proposals:

1.
To elect four directors to serve until the next annual meeting of stockholders and until their successors are elected and qualified.  The board members were voted in with the following number of votes for their election:

	Votes	Votes
Director	FOR	WITHHELD
Michael Mullarkey	35,842,582	202,382
Thomas Danis	35,842,582	202,382
Michael Gerrior	35,742,482	302,482
Mitchell Tuchman	35,742,482	302,482

2.
To appoint Cross, Fernandez and Riley, LLP as our independent registered public accounting firm and auditor for the fiscal year ending May 31, 2009.  The vote tabulation for this proposal was as follows:  VOTES FOR – 35,583,281; VOTES AGAINST – 261,399; ABSTENTIONS – 200,283; BROKER NON-VOTES – none.

3.
To authorize the directors to fix the remuneration of our auditors. The vote tabulation for this proposal was as follows:  VOTES FOR – 35,840,476; VOTES AGAINST – 4,205; ABSTENTIONS – 200,283; BROKER NON-VOTES – none.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

MARKET INFORMATION

Until May 22, 2009, our no par common shares were traded on the NASDAQ Stock Market (“NASDAQ”) under the symbol “WSTM.”  Commencing May 22, 2009 and June 3, 2009, we began trading under the symbol “WSTM” on the Pink Sheets electronic over-the-counter securities market and quoted on the Over-the-Counter Bulletin Board (OTCBB) in what is commonly referred to as the OTC Bulletin Board, respectively. OTC market quotations reflect interdealer prices, without retail markup, markdown or commission and may not necessarily represent actual transactions.

The following table sets forth the high and low closing sales prices of our common shares during each quarter as reported by NASDAQ or the OTC Bulletin Board, as applicable, for the fiscal years ended May 31, 2009 and 2008:

Period	High Closing Sales Price	Low Closing Sales Price
2009 Fiscal Year, quarter ended:
August 31, 2008	$0.45	$0.15
November 30, 2008	$0.20	$0.02
February 28, 2009	$0.22	$0.02
May 31, 2009	$0.40	$0.15

2008 Fiscal Year, quarter ended:
August 31, 2007	$1.25	$0.99
November 30, 2007	$1.11	$0.53
February 28, 2008	$1.04	$0.55
May 31, 2008	$0.75	$0.35

On May 20, 2009, the Company received a notice from the NASDAQ Hearings Panel stating that the Panel had determined to delist the Company’s common stock from The NASDAQ Stock Market due to its failure to regain compliance with NASDAQ Stock Market Listing Rule 5550(b)(1)within the 180 day extension period granted after the initial failure notice in November 2008.  NASDAQ Marketplace Rule 5550(b)(1) required the Company to have a $35 million market capitalization, a minimum $2.5 million in stockholders' equity or $500,000 of net income from continuing operations for the most recently completed fiscal year or two of the three most recently completed fiscal years.

The Panel indicated that absent a stay by the NASDAQ Listing and Hearing Review Council, the trading of the Company’s common stock on the NASDAQ Stock Market would be suspended at the open of trading on Friday, May 22, 2009.  We did not appeal the decision.   Therefore, the NASDAQ Stock Market suspended the trading of our common stock on May 22, 2009 and delisted our common stock on August 5, 2009.The Company’s common shares are now dually quoted on the Over-the-Counter Bulletin Board (OTCBB), an electronic quotation service maintained by the Financial Industry Regulatory Authority (FINRA), and the Pink Sheets electronic over-the-counter securities market.  The common shares continue to trade under the symbol “WSTM.”

On June 1 2009, the Boston Stock Exchange also filed an application with the Securities and Exchange Commission to strike our common stock from listing and registration on the Exchange due to their decision to no longer trade common stock securities.  Prior to the delisting, our common shares were traded under the symbol “ERM.”

HOLDERS

On September 4, 2009, there were approximately 218 stockholders of record for our common stock.   This does not reflect persons or entities that hold our common stock in nominee or “street” name through various brokerage firms.

DIVIDENDS

We have not paid any dividends on our common shares and do not expect to pay dividends in the foreseeable future.  It is the present policy of our Board of Directors to retain any future earnings to finance the growth and development of our business.  Any future dividends will be declared at the discretion of the Board of Directors and will depend upon several things including approval by our note holders, the financial condition, capital requirements, earnings and liquidity of our Company.  See Management's Discussion and Analysis of Financial Condition and Results of Operations for a discussion of our current capital position.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

Please see the section titled “Equity Compensation Plan Information” under Item 12 in Part III of this Form 10-K.

RECENT SALES OF UNREGISTERED SECURITIES

There were no sales of unregistered securities in the quarter ended May 31, 2009.

FOREIGN ISSUER LAWS

General

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

An investment in our common shares by a non-Canadian that is a WTO investor (defined below) would be reviewable under the Investment Act if it were an investment to acquire direct control, through a purchase of our assets or voting interests, and the gross book value of our assets equaled or exceeded $312 million, the threshold established for 2009, as indicated in our financial statements for our fiscal year immediately preceding the implementation of the investment. In subsequent years, such threshold amount may be increased or decreased in accordance with the provisions of the Investment Act. A WTO investor is an investment by an individual or other entity that is a national of, or has the right of permanent residence in, a member of the World Trade Organization, current members of which include the European Community, Germany, Japan, Mexico, the United Kingdom and the United States, or a World Trade Organization (WTO) investor-controlled entity, as defined in the Investment Act.

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

Material Canadian Federal Income Tax Considerations

General
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

For purposes of the Income Tax Act (Canada) and the Canada-United States Income Tax Convention, 1980, a U.S. holder is a person that:

•	is a U.S. individual;

•	through the period during which the person owns our common shares is not resident in Canada and is a resident of the United States;

•	holds our common shares as capital assets, that is generally as investments;

•	deals at arm’s length with us within the meaning of the Income Tax Act (Canada);

•	does not have a permanent establishment or fixed base in Canada, as defined by the Canada-United States Income Tax Convention, 1980; and

•	does not own and is not treated as owning, 10% or more of our outstanding voting shares.

Special rules, which we do not address in this discussion, may apply to a U.S. holder that is (a) an insurer that carries on an insurance business in Canada and elsewhere, (b) a financial institution subject to special provisions of the Income Tax Act (Canada) applicable to income gain or loss arising from mark-to-market property, or (c) a fiscally transparent entity with respect to the recently introduced Fifth Protocol to the Canada-United States Income Tax Convention, 1980 and may be treated differently than an individual..

This discussion is based on the current provisions of the Canada-United States Income Tax Convention, 1980, the Income Tax Act (Canada) and their regulations, all specific proposals to amend the Income Tax Act (Canada) and regulations, all specific proposals to amend the Income Tax Act (Canada) and regulations announced by the Minster of Finance (Canada) before the date of this annual report and counsel’s understanding of the current published administrative practices of Canada Revenue Agency.  This discussion is not exhaustive of all potential Canadian tax consequences to a U.S. holder and does not take into account or anticipate any other changes in law, whether by judicial, governmental or legislative decision or action, nor does it take into account the tax legislation or considerations of any province, territory or foreign jurisdiction.

Taxation of Dividends
Dividends paid or credited or deemed to be paid or credited on common shares owned by a U.S. holder will be subject to Canadian withholding tax under the Income Tax Act (Canada) at a rate of 25% on the gross amount of the dividends.  The rate of withholding tax generally is reduced under the Canada-United States Income Tax Convention, 1980 to 15% where the U.S. holder is the beneficial owner of the dividends.  Under the Canada-United States Income Tax Convention, 1980, dividends paid to religious, scientific, literary, educational, charitable and similar tax exempt organizations and pension organizations that are resident and exempt from tax in the United States and that have complied with the administrative procedures specified in the Tax Convention are exempt from this Canadian withholding tax.

Taxation of Capital Gains
Gains realized by a U.S. holder on a sale, disposition or deemed disposition of “taxable Canadian property” are taxable under the Income Tax Act (Canada).  Shares of a Canadian corporation qualify as “taxable Canadian property” unless they are listed on a designated stock exchange pursuant to the Income Tax Act (Canada).  The Over-the-Counter Bulletin Board (OTCBB) and the Pink Sheets electronic over-the-counter securities market are not designated stock exchanges, therefore our common shares are currently “taxable Canadian property”.

However, generally gains will be exempt from Canadian tax by the Canada-United States Income Tax Convention, 1980, so long as the value of our common shares at the time of the sale, disposition or deemed disposition is not derived principally from real property situated in Canada, as defined by the Canada-United States Income Tax Convention, 1980.  We have advised that currently our common shares do not derive their value principally from real property situated in Canada; however, the determination as to whether Canadian tax would be applicable on a sale, disposition or deemed disposition of common shares must be made at the time of that sale, disposition or deemed disposition.

Section 116 of the Income Tax Act (Canada) requires that a U.S. holder apply to the Canada Revenue Agency for a clearance certificate either before or within 10 days after a disposition of “taxable Canadian property” even if a treaty exemption applies; failure to comply or the making of false representations exposes the U.S. holder to prosecution.  While delisted, on the disposition of our common shares to another U.S. resident, the U.S. holder will be deemed to dispose of the common shares and will have to comply with s.116 and all related filings and withholdings, including filing a Canadian tax return.

If relisted on the Nasdaq Stock Market or listed on any other designated stock exchange then our common shares will generally not be taxable Canadian property provided that at no time during the five-year period immediately preceding the sale, disposition or deemed disposition, did the U.S. holder, persons with whom the U.S. holder did not deal at arm’s length, or the U.S. Holder acting together with those persons, own or have an interest in or a right to acquire 25% or more of the issued shares of any class or series of our shares.

If relisted, our common shares will cease to be “taxable Canadian property” and s.116 will not apply to a disposition by a U.S. holder.

A deemed disposition of common shares will occur on the death of a U.S. holder.

Material United States Federal Income Tax Considerations

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

We believe that we were not a PFIC for the fiscal years ending May 31, 2009 and 2008, and we believe that we will not be a PFIC for the fiscal year ending May 31, 2010.  The tests for determining PFIC status, however, are applied annually, and it is difficult to make accurate predictions of future income and assets, which are relevant to this determination.  Accordingly, there can be no assurance that we will not become a PFIC.  U.S. Holders who hold common shares during a period when we are a PFIC will be subject to the foregoing rules, even if we cease to be a PFIC, subject to certain exceptions for U.S. Holders who made a QEF election.  U.S. Holders are strongly urged to consult their tax advisors about the PFIC rules, including the consequences to them of making a mark-to-market or QEF election with respect to common shares in the event that we qualify as a PFIC.

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

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD LOOKING STATEMENTS

Certain statements discussed in Item 7 (Management’s Discussion and Analysis of Financial Condition and Results of Operations) and elsewhere in this Form 10-K constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995.  Such forward-looking statements concerning management’s expectations, strategic objectives, business prospects, anticipated economic performance and financial condition and other similar matters involve known and unknown risks, uncertainties and other important factors that could cause the actual results, performance or achievements of results to differ materially from any future results, performance or achievements discussed or implied by such forward-looking statements.  The words “estimate,” “project,” “intend,” “believe,” “plan” and similar expressions are intended to identify forward-looking statements.  Forward-looking statements speak only as of the date of the document in which they are made.  The Company disclaims any obligation or undertaking to provide any updates or revisions to any forward-looking statement to reflect any change in the Company’s expectations or any change in events, conditions or circumstances on which the forward-looking statement is based.

The following discussion and analysis should be read in conjunction with consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K.  All figures are in United States dollars, except as otherwise noted.

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

In the last half of fiscal 2008, we initiated objectives that were a part of a strategy to align expenses with revenues of the business.  Our overall strategic objective is still to be the premier provider of talent management solutions in the HCM space.  We completed our development of our seamless integration between our core applications of Compensation, Performance, and Development.  We are capitalizing on the sales and marketing expenditures and continue to maintain momentum of selling to new customers and retaining existing customers.   We believe that sound execution of these initiatives will result in revenue growth and the ability to take advantage of the scalable nature of our business model.

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

Career Networks

The Career Networks segment consists of career transition and applicant sourcing services.

Career Transition Services
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

Applicant Sourcing
6FigureJobs.com, Inc., is an online applicant-sourcing portal where job seeking candidates and companies that are actively hiring and filling positions can interact.  The site provides content appropriate for senior executives, directors and other managers, as well as containing job postings that meet their qualifications.  We employ screening to create this exclusive community of job seekers.  On the candidate side, each job seeker is hand reviewed, to ensure they have recent total compensation of $100,000 per annum, before his or her resume is allowed to reside in the site’s candidate database.  On the recruiting side, all job openings must have a minimum aggregate compensation of $100,000.  We generate revenue through 6FigureJobs on a subscription basis from employers and recruiters that access our database of job seekers and use our tools to post, track and manage job openings.  We also generate revenue by charging companies that advertise on our 6FigureJobs website, which includes charging certain advertisers a fee based on the number of leads delivered or on a cost per lead basis.  Launched in early calendar 2009, executives who wish to access additional jobs, or give their resume and profile more exposure than free membership, may subscribe to a premium service for a small monthly fee.

KEY PERFORMANCE INDICATORS

To monitor our results of operations and financial condition, we review key financial information including net revenues, gross profit, operating income and cash flow from operations.  We have deployed numerous analytical dashboards across our business to assist in evaluating current performance against established metrics, budgets and business objectives on an ongoing basis.  We continue to seek methods to more efficiently monitor and manage our business performance.

The following table summarizes the key performance indicators that we consider to be material in managing our business, in thousands (except percentages):

	Fiscal Years Ended
	May 31, 2009	May 31, 2008
Total Revenue	$21,544	$27,614
Hosting revenue	26%	20%
License revenue	9%	15%
Total Software revenue	35%	35%
Professional services	11%	12%
Rewards	28%	20%
Career networks	26%	33%

Operating loss	$(3,069)	$(44,408)

Net cash used in operating activities	$(1,714)	$(12,495)

The following table summarizes the operating segments as a percentage of deferred revenue, in thousands (except percentages):

	May 31, 2009	May 31, 2008

Total deferred revenue	$2,591	$3,105

Enterprise Workforce Services	89%	81%
Career Networks	11%	19%

RESULTS OF OPERATIONS

The following tables sets forth segment information and the consolidated statements of operations data for the periods indicated.  Period-to-period comparisons of our financial results may not necessarily be an indication of future performance.

	Fiscal Years Ended			Fiscal Years Ended
	May 31, 2009			May 31, 2008
	Enterprise			Enterprise
	Workforce	Career		Workforce	Career
	Services	Networks	Total	Services	Networks	Total
Software	$7,645,384	$11,758	$7,657,142	$9,662,463	$9,000	$9,671,463
Professional services	2,388,063	-	2,388,063	3,273,829	-	3,273,829
Rewards	5,957,039	-	5,957,039	5,531,613	-	5,531,613
Career services	-	5,541,826	5,541,826	-	9,137,398	9,137,398
Revenue, net	15,990,486	5,553,584	21,544,070	18,467,905	9,146,398	27,614,303
Cost of revenues:
Rewards	4,629,585	-	4,629,585	4,132,236	-	4,132,236
Other	982,441	312,400	1,294,841	2,011,264	611,768	2,623,032
Gross profit	10,378,460	5,241,184	15,619,644	12,324,405	8,534,630	20,859,035
Expenses	11,080,273	6,069,502	17,149,775	24,699,518	9,419,449	34,118,967
Impairment charges - goodwill	-	-	-	21,437,149	6,109,814	27,546,963
Amortization and depreciation	1,471,458	67,337	1,538,795	3,526,935	74,611	3,601,546
Business segment loss	$(2,173,271)	$(895,655)	(3,068,926)	$(37,339,197)	$(7,069,244)	(44,408,441)

Other expense and income tax			(1,787,430)			(8,208,434)
Net loss			$(4,856,356)			$(52,616,875)

	Fiscal Years Ended
	May 31, 2009	May 31, 2008	$ Change	% Change
Revenues:
Software	$7,657,142	$9,671,463	$(2,014,321)	-21%
Professional services	2,388,063	3,273,829	(885,766)	-27%
Rewards	5,957,039	5,531,613	425,426	8%
Career networks	5,541,826	9,137,398	(3,595,572)	-39%
Revenues, net	21,544,070	27,614,303	(6,070,233)	-22%
Cost of revenues:
Rewards	4,629,585	4,132,236	497,349	12%
Other	1,294,841	2,623,032	(1,328,191)	-51%

Total cost of revenues	5,924,426	6,755,268	(830,842)	-12%

Gross profit	15,619,644	20,859,035	(5,239,391)	-25%
	73%	76%
Operating expenses:
Selling and marketing	3,836,391	9,961,398	(6,125,007)	-61%
General and administrative	9,835,143	18,432,637	(8,597,494)	-47%
Research and development	3,478,241	5,724,932	(2,246,691)	-39%
Amortization and depreciation	1,538,795	3,601,546	(2,062,751)	-57%
Goodwill impairment	-	27,546,963	(27,546,963)	-100%
Total operating expenses	18,688,570	65,267,476	(46,578,906)	-71%

Operating loss	(3,068,926)	(44,408,441)	41,339,515	-93%

Other income (expense):
Interest income and expense, net	(1,466,697)	(541,919)	(924,778)	171%
Loss on extinguishment of debt	(401,791)	(1,339,636)	937,845	-70%
Change in fair value of warrants and derivative	(51,127)	(6,318,101)	6,266,974	-99%
Other income and expense, net	27,118	105,154	(78,036)	-74%
Other expense	(1,892,497)	(8,094,502)	6,202,005	-77%

Loss before income tax expense	(4,961,423)	(52,502,943)	47,541,520	-91%

Income tax expense (benefit)	105,067	(113,932)	218,999	-192%

NET LOSS	$(4,856,356)	$(52,616,875)	$47,760,519	-91%

Revenues

Software revenue is comprised primarily of hosting and license and maintenance fees. Software revenue decreased for fiscal 2009 due to lower customer retention rates year over year and code deals that were not present in fiscal year 2009 that were present in fiscal year 2008.

Professional services revenues decreased in fiscal 2009 due to a reduction in new customer implementations and upgrades.

Rewards revenues increased in fiscal 2009 as a result of additional contracted revenue from one of our larger customers and an increase in redemptions from several of our existing customers, as well as, changes in product offerings and revenue mix.

Career Networks revenues decreased in fiscal 2009 primarily due to less employer and recruiter advertising and economic conditions that negatively affected deals in the recruiting and career transition services segment of the business along with less availability of financing for its customers.

Cost of Revenues and Gross Profit

Software and Career Networks cost of revenues in fiscal 2009 decreased in amount and as a percentage of sales primarily as a result of reductions in spending by management to control costs and right size the business.  Additionally, there was a different mix of software related revenue including a source code deal, which has lower costs than the typical hosting model.  As a result gross profit improved to 92% in fiscal 2009 compared to 88% in fiscal 2008.

Rewards cost of revenues increased in amount and as a percentage of sales during fiscal 2009 resulting in a decrease in gross profit from approximately 25% in fiscal 2008 to 22% fiscal 2009. The decrease in gross profit is driven by the redemption mix of our products.

Selling and Marketing Expense

Selling and marketing expenses decreased significantly in fiscal 2009 due to reduced employee costs, including commissions, as there was a significant decrease in headcount as part of management’s overall plan to reduce costs to better align them with the Company’s current revenues. There was also a decrease due to less trade show and marketing programs in fiscal 2009 compared to fiscal 2008.

General and Administrative Expense

General and administrative expenses in fiscal 2009 decreased primarily as a result of lower professional service fees in connection with the release of certain SEC documents that required consents from the two accounting firms representing the Company during fiscal 2008 and other professional fees due to recruiting costs associated with new hires.  We also reduced employee costs, including commissions, as there was a decrease in headcount and non-cash stock compensation expense throughout fiscal 2009.  Additionally, we incurred over $1.5 million in merger and acquisition costs in fiscal 2008 that we did not incur during fiscal 2009 due to the termination of the merger agreement with Empagio in June 2008. We also negotiated payment discounts with several of our large vendors during 2009.

Research and Development Expense

During fiscal 2008, the Company made a significant investment to update and modify its acquired technology, standardize and integrate the software applications and build out its talent center suite platform.  The Company used outside consultants and offshore development contractors to augment its existing development team.  Talent Center 7.0 was released at the end of fiscal 2008 and the use of outside contractors and additional employees was no longer needed in fiscal 2009.  Accordingly, research and development expenses declined by over $2 million in fiscal 2009 compared to fiscal 2008.  The Company anticipates that future research and development expense will continue to be lower in fiscal 2010 as a result of reduced staff and outside contractors that occurred during fiscal 2009.

Amortization and Depreciation Expense

Amortization and depreciation expense in fiscal 2009 decreased due to certain acquired intangible assets becoming fully amortized in fiscal 2008.  Without additional business acquisitions, intangible assets will fully amortize the first quarter of fiscal 2010 with no additional costs.

Goodwill Impairment

Impairment of goodwill was $27,547,000 for fiscal 2008.  Based on the Company’s impairment tests and consideration of the current and expected future market conditions, we determined that goodwill for Enterprise Workforce and Career Networks operating segments was impaired in accordance with Statement of Financial Accounting Standards (“FAS”) 142, Goodwill and Other Intangible Assets and the Company recorded non-cash, pre-tax goodwill impairment charges of $21.4 million and $6.1 million respectively, during the fiscal year ended May 31, 2008.  The analysis was conducted by independent valuation specialists. The decline in estimated fair values of the operating segments resulted from an analysis of the current economic conditions, the Company’s performance to budget and the lower estimated future cash flows.  There was no impairment required after our analysis of goodwill for the fiscal year ended May 31, 2009.

Interest and Other Income and Expense

On August 29, 2008, we entered into an exchange agreement that provided for the exchange of $19,000,000 Special Warrants and Additional Warrants indexed to 3,800,000 shares of common stock with an exercise price of $1.40, issued August 3, 2007 (“Old Warrants”), for $19,147,191 in Face Value of Senior Secured Notes (collectively, the “Notes”) and newly issued warrants indexed to 3,800,000 shares of common stock (“New Warrants”) (the “Exchange Transaction”). Financing costs of $147,191 incurred by the holders of the Notes (“Holders”) are included in the face value of the Notes. Additionally, we exchanged 3,800,000 of old warrants with an exercise price of $1.40 for 3,800,000 new warrants with an exercise price of $0.25 expiring August 3, 2012.

The Exchange Transaction reflects hybrid financial instruments that embody rights and risks associated with both debt and equity. The Notes were valued in accordance with FAS 157 using multiple, probability-weighted cash flow outcomes at credit-risk adjusted market rates (Level 2 inputs).  We determined the fair value of the Notes on August 29, 2008 to be $18,704,625.  This value is being accreted to the future value including accrued interest of $22,835,685 through August 29, 2010 through interest expense.   Interest expense on the Notes was $1,453,419 during fiscal 2009.  We also incurred an additional net interest expense of $13,278 during fiscal 2009 compared to net interest expense of $541,919 during fiscal 2008.  Net interest expense relates primarily to interest paid on capital leases and other financing transactions net of any interest income earned during the periods.

Other income and expense decreased primarily due to lower gains on foreign currency exchanges and other income in fiscal 2009 compared to fiscal 2008.

Loss on Extinguishment of Debt

In August 2007, we consummated a financing transaction whereby we issued a series of Special Warrants and other warrants for $19 million. Immediately after funding of the transaction, the then outstanding obligation under the our senior line of credit, which totaled approximately $6.1 million, the remaining restructuring fee of $550,000 and other miscellaneous fees were paid off in their entirety resulting in a loss on extinguishment of debt in the amount of $1,339,636.

The Exchange Transaction that occurred in August 2008 constituted a substantial modification of the original arrangement as determined under EITF 96-19, “Debtor’s Accounting for Modifications and Exchanges of Debt Instruments” and EITF 06-06, “Debtor’s Accounting for Modifications (or Exchanges) of Debt Instruments.” Accordingly, the Exchange was accounted for as an extinguishment wherein the fair value of the financial instruments issued, plus the incremental fair value associated with the warrant modification, was recognized for financial reporting purposes with an associated charge to extinguishment expense. We recorded a $401,791 loss on Exchange Transaction during fiscal 2009 based on the fair values of the instruments at the time of the exchange, including the embedded put derivatives and $147,191 of financing costs of the Holders paid by Workstream.

Change in Fair Value of Warrants and Derivative

As required by FASB Statement No. 150, pursuant to our August 2007 equity financing, we accounted for changes in the fair value of the warrant liability as either interest income or expense based on the change in the value of the associated warrants for the related period.  The change in the fair value of this warrant liability resulted in an expense of $6,318,101 in fiscal 2008 and $494,080 in fiscal 2009.

The Senior Secured Notes Payable issued in the August 2008 Exchange Transaction contain a contingent put reflected in the contractual rights of default. Under these provisions, the Holder has the right to put the Notes back to the Company for 110% of face value in the event of certain equity-indexed defaults, such as listing failure and non-delivery of common shares issuable upon exercise of the New Warrants.  Under FAS 133,“Accounting for Derivative Financial Instruments and Hedging Activities,” the risks of equity are inconsistent with the risks of the debt host and, therefore, embedded put derivatives such as these require bifurcation and separate classification at fair value.  We assessed the value of the embedded put derivative at $936,646 on August 29, 2008 and $493,693 on May 31, 2009.  We recorded income of $442,953 during fiscal 2009 to reflect the changes in the fair value of the embedded put derivative.

LIQUIDITY AND CAPITAL RESOURCES

As of May 31, 2009, we have approximately $1,644,000 in cash and cash equivalents.  Working capital, which represents current assets less current liabilities, was negative $24.2 million.  This is primarily the result of approximately $20.7 related to the fair value of our senior secured notes payable (the “Notes”) and a related embedded put derivative on the transaction showing as current as a result of our default on the Notes on May 22, 2009 due to the Company’s suspension of trading on the NASDAQ Stock Market as a result of its stockholders deficit.

Our ability to continue as a going concern depends primarily upon the successful refinancing or modification of our Notes with the existing Holders and other parties as well as our ability to generate positive cash flows from operations. There can be no assurance that the Company will be successful in its negotiations or that the terms of any such refinancing or conversions will not result in the issuance, or potential issuance, of a significant amount of equity securities that will cause substantial dilution to the Company’s stockholders.  If the Company is not successful in refinancing the Notes or in otherwise entering into a financing, sale, or business transaction that infuses sufficient cash resources into the Company in the near future, any collection actions by the Holders could have a material adverse affect on the liquidity and financial condition of the Company and its ability to secure additional financing and continue as a going concern.

Due to significant reductions in operating expenses in the fourth quarter of fiscal 2008, October 2008 and again in January 2009, management believes the current liquidity will be sufficient to meet its anticipated working capital and capital expenditure requirements upon the refinancing of the Notes.  The current operating loss is the result of current economic conditions and is a reflection of the overall health of the economy as a whole.  As it relates to the Career Networks segment of the business, management believes that the career transition services will gain strength in this type of economy as it has in the past.   Based on an analysis of our current contracts, forecasted new business, our current backlog and current expense level, management believes the Company will meet its cash flow needs for fiscal 2010 assuming the successful refinancing of the Notes.  If these measures fall short, management will consider additional cost savings measures, including cutting back product development initiatives and further reducing general and administrative expenses and reducing sales and marketing expenditures.  We recognize that there are no assurances that the Company will be successful in meeting its cash flow requirements, however, management is confident that, if necessary, there are other alternatives available to fund operations and meet cash requirements during fiscal 2010.

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

CRITICAL ACCOUNTING POLICIES

We believe that the following critical accounting policies affect our more significant estimates and judgments used in preparation of our consolidated financial statements.  Management makes estimates and assumptions that affect the value of assets and the reported revenues. Changes in assumptions used would impact our financial position and results.  Our significant estimates include the allowance for trade receivables, valuation of goodwill, valuation of derivative financial instruments, valuation of deferred taxes, and valuation of compensation expense on stock-based awards.  Although we believe that these estimates are reasonable, actual results could differ from those estimates given a change in conditions or assumptions that have been consistently applied.

Management has discussed the selection of critical accounting policies and estimates with our Board of Directors, and the Board of Directors has reviewed our disclosure relating to critical accounting policies and estimates in this annual  report on Form 10-K. The critical accounting policies used by management and the methodology for its estimates and assumptions are as follows:

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

Allowance for Doubtful Accounts

We perform ongoing credit evaluations of our accounts receivable balances.  Based on historical experience, we evaluate the accounts for potential uncollectible amounts based on a specific identification methodology and record a general reserve for all remaining balances.  Based on the age of the receivable, cash collection history and past dilution in the receivables, we make an estimate of our anticipated bad debt.  Based on this analysis, we reserved $928,430 and $509,802 for doubtful accounts at May 31, 2009 and 2008, respectively.  We believe that this estimate is reasonable, but there can be no assurance that our estimate will not change given a change in economic conditions or business conditions within our industry, our individual customer base or our Company.  Any adjustments to this account are reflected in the accompanying statements of operations and comprehensive loss as a general and administrative expense.

Goodwill

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

In fiscal 2008, the Company recorded a $27.5 million goodwill impairment charge.  Based on the Company’s fourth quarter fiscal 2008 FAS No. 142 impairment review of its Enterprise Workforce and Career Networks operating segments net assets and their related book value, the Company recorded an impairment of $21.4 million and $6.1 million, respectively.  The analysis was conducted by independent valuation specialists. The decline in estimated fair values of the operating segments resulted from an analysis of the current economic conditions, the Company’s performance to budget and the lower estimated future cash flows.  There was no impairment required after our analysis of goodwill and other intangible assets for the fiscal year ended May 31, 2009.

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

Derivative Financial Instruments

The Senior Secured Notes Payable issued in the August 2008 Exchange Transaction contain a contingent put reflected in the contractual rights of default.  Under these provisions, the Holder has the right to put the Notes back to the Company for 110% of face value in the event of certain equity-indexed defaults, such as listing failure and non-delivery of common shares issuable upon exercise of certain warrants.  Under FAS 133, “Accounting for Derivative Financial Instruments and Hedging Activities,” the risks of equity are inconsistent with the risks of the debt host and, therefore, embedded put derivatives such as these require bifurcation and separate classification at fair value.  The embedded put derivative is recorded at fair value, marked-to-market at each reporting period and classified in the Company’s balance sheet as a separate line item.

Deferred Taxes

We apply significant judgment in recording deferred tax assets, which primarily are the result of loss carry forwards of companies that we acquired and loss carry forwards internally generated.  In addition, we make certain assumptions about if and when these deferred tax assets will be utilized.  These determinations require estimates of future profits to be forecasted.  The utilization of the Company’s net operating loss carry forwards may be limited in any given year under certain circumstances.  Events which may affect the Company’s ability to utilize these carry forwards include, but are not limited to, future profitability, cumulative stock ownership changes of 50% or more over a three-year period, as defined by section 382 of the Internal Revenue Code, and the timing of the utilization of the tax benefit carry forwards.  Actual results may differ from amounts estimated.

Valuation of Non-Cash Stock-Based Compensation

On June 1, 2006, the Company adopted the provisions of Statement of Financial Accounting Standard (“FAS”) No. 123 (revised 2004) No. 123R, “Share-Based Payments” (“FAS 123R) which requires it to recognize expense related to the fair value of stock-based compensation awards.  Stock-based compensation expense for all stock-based compensation awards granted on or subsequent to June 1, 2006 is based on the grant date fair value estimated in accordance with the provisions of FAS 123R.  Compensation expense for stock option awards is recognized on a straight-line basis over the requisite service period of the award.

We use the Black-Scholes option-pricing model to value our new stock option grants under FAS No. 123R. FAS No. 123R also requires us to estimate forfeitures in calculating the expense related to stock-based compensation, and it requires us to reflect cash flows resulting from excess tax benefits related to those options as a cash inflow from financing activities rather than as a reduction of taxes paid.

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

	Fiscal Years Ended
	May 31, 2009	May 31, 2008
Expected volatility	161%	78%
Expected dividend yield	0%	0%
Expected term (in years)	3.5	3.4
Risk-free interest rate	3.3%	3.7%

RECENT ACCOUNTING PRONOUNCEMENTS

See Note 1 in the Consolidated Financial Statements for information concerning recent accounting pronouncements.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
Workstream Inc.

We have audited the accompanying consolidated balance sheet of Workstream Inc. and Subsidiaries as of May 31, 2009, and the related consolidated statements of operations and comprehensive loss, stockholders’ equity (deficit), and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Workstream Inc. and Subsidiaries as of May 31, 2009, and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company is in default of its notes payable, has suffered recurring losses from operations and, at May 31, 2009, has deficiencies in working capital and equity that raise substantial doubt as to its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Cross, Fernandez & Riley, LLP

Orlando, Florida
September 14, 2009

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Workstream Inc.

We have audited the accompanying consolidated balance sheet of Workstream Inc. and subsidiaries as of May 31, 2008, and the related consolidated statements of operations and comprehensive loss, stockholders’ equity (deficit), and cash flows for the year then ended.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Workstream Inc. and subsidiaries as of May 31, 2008, and the results of their operations and their cash flows for the year then ended, in conformity with U.S. generally accepted accounting principles.

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

/s/ McGladrey & Pullen, LLP

Orlando, Florida
November 14, 2008

WORKSTREAM INC.
CONSOLIDATED BALANCE SHEETS

	Notes	May 31, 2009	May 31, 2008
ASSETS:
Current assets:
Cash and cash equivalents		$1,643,768	$3,435,337
Restricted cash		-	391,415
Short-term investments		-	67,983
Accounts receivable, net	2	2,746,360	3,771,598
Prepaid expenses and other assets		146,609	502,303
Total current assets		4,536,737	8,168,636

Equipment, net	3	757,050	1,960,836
Other assets		30,990	78,287
Acquired intangible assets, net	4	21,500	449,975
Goodwill	4	17,729,448	17,729,448

TOTAL ASSETS		$23,075,725	$28,387,182

LIABILITIES AND STOCKHOLDERS’ DEFICIT:
Current liabilities:
Accounts payable		$1,856,892	$3,175,850
Accrued liabilities	5	2,924,145	3,079,718
Accrued compensation		526,935	1,176,774
Senior secured notes payable and accrued interest	1, 6	20,158,044	-
Embedded put derivative	6	493,693	-
Current portion of long-term obligations	7	199,516	543,170
Deferred revenue		2,591,328	2,991,909
Total current liabilities		28,750,553	10,967,421

Long-term obligations less current portion	7	124,594	275,987
Deferred revenue – long term		-	113,000
Common stock warrant liability	6	-	19,000,000
Total liabilities		28,875,147	30,356,408

Commitments and Contingencies	8

STOCKHOLDERS’ DEFICIT:	9
Preferred stock, no par value		-	-
Common stock, no par value issued and outstanding, 56,993,312 and 52,442,818 shares as of May 31, 2009 and 2008		113,668,376	112,588,378
Additional paid-in capital		18,269,589	18,261,543
Accumulated other comprehensive loss		(861,074)	(799,190)
Accumulated deficit	1	(136,876,313)	(132,019,957)
Total stockholders’ deficit		(5,799,422)	(1,969,226)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT		$23,075,725	$28,387,182

See accompanying notes to these consolidated financial statements.

WORKSTREAM INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

		Fiscal Years Ended
	Notes	May 31, 2009	May 31, 2008
Revenues:
Software		$7,657,142	$9,671,463
Professional services		2,388,063	3,273,829
Rewards		5,957,039	5,531,613
Career networks		5,541,826	9,137,398
Revenues, net		21,544,070	27,614,303
Cost of revenues:
Rewards		4,629,585	4,132,236
Other		1,294,841	2,623,032
Cost of revenues (exclusive of amortization
and depreciation expense noted below)		5,924,426	6,755,268

Gross profit		15,619,644	20,859,035

Operating expenses:
Selling and marketing		3,836,391	9,961,398
General and administrative		9,835,143	18,432,637
Research and development		3,478,241	5,724,932
Amortization and depreciation	3	1,538,795	3,601,546
Goodwill impairment	4	-	27,546,963
Total operating expenses		18,688,570	65,267,476

Operating loss		(3,068,926)	(44,408,441)

Other income (expense):
Interest income and expense, net		(1,466,697)	(541,919)
Loss on extinguishment of debt	6, 7	(401,791)	(1,339,636)
Change in fair value of warrants and derivative	6	(51,127)	(6,318,101)
Other income and expense, net		27,118	105,154
Other expense		(1,892,497)	(8,094,502)

Loss before income tax expense		(4,961,423)	(52,502,943)

Income tax (expense) benefit		105,067	(113,932)

NET LOSS		$(4,856,356)	$(52,616,875)

Basic and diluted loss per share	12	$(0.09)	$(1.01)

Net loss		$(4,856,356)	$(52,616,875)
Comprehensive loss:
Foreign currency translation adjustments		(61,884)	68,098

COMPREHENSIVE LOSS		$(4,918,240)	$(52,548,777)

See accompanying notes to these consolidated financial statements.

WORKSTREAM INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY(DEFICIT)

				Accumulated		Total
			Additional	Other		Stockholders'
	Common Stock		Paid-In	Comprehensive	Accumulated	Equity	Comprehensive
	Shares	Amount	Capital	Loss	Deficit	(Deficit)	Loss
Balance at May 31, 2007	51,531,152	$112,549,178	$10,907,755	$(867,288)	$(79,403,082)	$43,186,563

Exercise of warrants	400,000	-	4,000	-	-	4,000
Exercise of stock options	40,000	39,200	-	-	-	39,200
Restricted stock unit grants and expense	471,666	-	814,834	-	-	814,834
Stock option expense	-	-	558,681	-	-	558,681
Issuance of warrants	-	-	5,976,273	-	-	5,976,273
Net loss	-	-	-	-	(52,616,875)	(52,616,875)	(52,616,875)
Cumulative translation adjustment	-	-	-	68,098	-	68,098	68,098
Comprehensive loss	-	-	-	-	-		$(52,548,777)
Balance at May 31, 2008	52,442,818	$112,588,378	$18,261,543	$(799,190)	$(132,019,957)	$(1,969,226)

Exercise of warrants	364,316	-	-	-	-	-
Issuance of common shares	3,636,363	600,000	-	-	-	600,000
Rounding shares	(7)	-	-	-	-	-
Restricted stock unit grants and expense	549,822	479,998	(384,318)	-	-	95,680
Stock option expense	-	-	137,764	-	-	137,764
Issuance of warrants	-	-	254,600	-	-	254,600
Net loss	-	-	-	-	(4,856,356)	(4,856,356)	(4,856,356)
Cumulative translation adjustment	-	-	-	(61,884)		(61,884)	(61,884)
Comprehensive loss							$(4,918,240)
Balance at May 31, 2009	56,993,312	$113,668,376	$18,269,589	$(861,074)	$(136,876,313)	$(5,799,422)

See accompanying notes to these consolidated financial statements.

WORKSTREAM INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Fiscal Years Ended
	May 31, 2009	May 31, 2008
Cash flows provided by (used in) operating activities:
Net loss	$(4,856,356)	$(52,616,875)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization and depreciation	1,538,795	3,601,546
Leasehold inducement amortization	(26,891)	(55,509)
Provision for bad debt	653,826	485,087
Loss on sale or disposal of equipment	100,421	23,154
Stock related compensation	179,194	1,373,515
Exchange loss and change in fair value of warrants and derivative	452,918	6,318,101
Goodwill impairment	-	27,546,963
Net change in components of working capital:
Accounts receivable	371,412	(466,847)
Prepaid expenses and other assets	402,991	352,891
Accounts payable	(1,318,958)	1,206,332
Accrued liabilities	1,952,096	(230,432)
Accrued compensation	(649,839)	(201,670)
Deferred revenue	(513,581)	168,956
Net cash used in operating activities	(1,713,972)	(12,494,788)

Cash flows provided by (used in) investing activities:
Purchase of equipment	(25,903)	(586,936)
Proceeds from sale of equipment	950	-
Decrease in restricted cash	391,415	133,082
Proceeds (payments) from short-term investments	67,983	(2,132)
Net cash provided by (used in) investing activities	434,445	(455,986)

Cash flows provided by (used in) financing activities:
Repayment of long-term obligations	(499,816)	(637,341)
Proceeds from issuance of secured notes payable	-	222,005
Repayment of secured notes payable	-	(4,720,624)
Proceeds from issuance of common stock and warrants	-	18,658,172
Proceeds from exercise of options and warrants	-	43,200
Net cash provided by (used in) financing activities	(499,816)	13,565,412

Effect of exchange rate changes on cash and cash equivalents	(12,226)	68,098

Net increase (decrease) in cash and cash equivalents	(1,791,569)	682,736
Cash and cash equivalents, beginning of period	3,435,337	2,752,601

Cash and cash equivalents, end of period	$1,643,768	$3,435,337

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$57,016	$89,811
Income taxes	$12,832	$126,608

Supplemental schedule of non-cash investing and financing activities:
Equipment acquired under capital leases	$99,533	$130,492
Fees paid by restricted stock unit issuance	$54,250	$-
Exchange of warrant liability for senior secured notes payable	$19,000,000	$-
Non-cash issuance of common stock in connection with the settlement of class action lawsuits	$600,000	$-

See accompanying notes to these consolidated financial statements.

WORKSTREAM INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.	THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Going Concern and Management’s Assessment of Liquidity

The opinion of our independent registered public accounting firm on the audited financial statements as of and for the year ended May 31, 2009 contains an explanatory paragraph regarding substantial doubt about our ability to continue as a going concern.

The Company has incurred substantial losses in recent years and, as a result, has a stockholders deficit of $5,799,422 as of May 31, 2009.  Losses for the years ended May 31, 2009 and 2008 were $4,856,356 and $52,616,875, respectively.  The Company's ability to continue as a going concern depends, primarily, upon its ability to successfully refinance approximately $20.2 million of its senior secured notes payable (the “Notes”), including accrued interest thereon that went into default on May 22, 2009 due to the Company’s suspension of trading on the NASDAQ Stock Market as a result of its stockholders deficit (See NASDAQ Delisting below).  Our ability to continue as a going concern is also dependent upon our ability to generate positive cash flows from operations.   The accompanying financial statements have been prepared on a going concern basis, which assumes continuity of operations and realization of assets and liabilities in the ordinary course of business.  The financial statements do not include any adjustments that might result if the Company was forced to discontinue its operations.

In February 2008, Workstream engaged an investment bank to advise and consider divesting its 6Figurejobs.com division.    The move was designed to infuse the Company with cash, as well as to reduce its debt burden.  Pursuant to the terms of the Notes, we agreed to use 75% of the gross proceeds net of taxes from a Disposition (as defined in the Notes) of assets to redeem the Notes (on a pro rata basis among the Note Holders).  The remaining 25% of the gross proceeds net of taxes (such amount not to exceed $2,500,000) may be retained by us.  However, due to the economic conditions in the third quarter of fiscal 2009, Workstream discontinued any active marketing to sell this division.  Workstream is continuing to have discussions with the note holders on the Notes (the “Holders”) and is considering other opportunities to raise capital and align the Company’s business operations with its strategic focus.

In August 2009, the Company and its Holders signed a term sheet, whereby the Holders have agreed to restructure the Notes. The term sheet provides that the Holders would exchange the Notes and the accrued interest thereon (approximately $20.2 million as of May 31, 2009) into $9.5 million of new senior secured notes with the balance as convertible notes.  The proposed new notes would accrue interest at a rate of 9.5% per annum and have a maturity date of July 31, 2012.  The Company and the Holders are negotiating the final terms of the refinancing documents and expect to close the transaction during the Company’s second fiscal quarter ending November 30, 2009.

There can be no assurance that the Company will be successful in its negotiations with the existing Holders and other parties or that the terms of any such refinancing or conversions will not result in the issuance, or potential issuance, of a significant amount of equity securities that will cause substantial dilution to the Company’s stockholders.  If the Company is not successful in refinancing the Notes or in otherwise entering into a financing, sale, or business transaction that infuses sufficient cash resources into the Company in the near future, any collection actions by the Holders could have a material adverse affect on the liquidity and financial condition of the Company and its ability to secure additional financing and continue as a going concern.

Due to significant reductions in operating expenses in the fourth quarter of fiscal 2008, October 2008 and again in January 2009, management believes the current liquidity will be sufficient to meet its anticipated working capital and capital expenditure requirements upon the refinancing of the Notes.  The current operating loss is the result of current economic conditions and is a reflection of the overall health of the economy as a whole.  As it relates to the Career Networks segment of the business, management believes that the career transition services will gain strength in this type of economy as it has in the past.   Based on an analysis of our current contracts, forecasted new business, our current backlog and current expense level, management believes the Company will meet its cash flow needs for fiscal 2010 assuming the successful refinancing of the Notes.  If these measures fall short, management will consider additional cost savings measures, including cutting back product development initiatives and further reducing general and administrative expenses and reducing sales and marketing expenditures.  We recognize that there are no assurances that the Company will be successful in meeting its cash flow requirements, however, management is confident that, if necessary, there are other alternatives available to fund operations and meet cash requirements during fiscal 2010.

NASDAQ Delisting

On May 20, 2009, the Company received a notice from the NASDAQ Hearings Panel stating that the Panel had determined to delist the Company’s common stock from The NASDAQ Stock Market due to its failure to regain compliance with NASDAQ Stock Market Listing Rule 5550(b)(1)within the 180 day extension period granted after the initial failure notice in November 2008.  NASDAQ Marketplace Rule 5550(b)(1) required the Company to have a $35 million market capitalization, a minimum $2.5 million in stockholders' equity or $500,000 of net income from continuing operations for the most recently completed fiscal year or two of the three most recently completed fiscal years.

The Panel indicated that absent a stay by the NASDAQ Listing and Hearing Review Council, the trading of the Company’s common stock on the NASDAQ Stock Market would be suspended at the open of trading on Friday, May 22, 2009.  We did not appeal the decision.   Therefore, the NASDAQ Stock Market suspended the trading of our common stock on May 22, 2009 and delisted our common stock on August 5, 2009.

The suspension constituted an event of default under the Company’s Senior Secured Notes dated August 29, 2008 (the “Notes”) and thereby entitled each Holder of the Notes to require the Company to redeem all or a portion of the Holder’s Note at a price equal to 110% of the sum of the principal amount of the Note, accrued and unpaid interest and late fees, if any.  Additionally, as a result of the event of default, the interest rate under each Note was increased to 12%.  Pursuant to a Forbearance Agreement, between each Holder and the Company, effective as of June 8, 2009, the Holders agreed to forbear from requiring such redemption or exercising certain other rights under the Notes for a period of 15 days while the parties continued to engage in discussions regarding a restructuring of the Notes.

In August 2009, the Company and its Holders signed a term sheet, whereby the Holders have agreed to restructure the Notes. The term sheet provides that the Holders would exchange the Notes and the accrued interest thereon (approximately $20.2 million as of May 31, 2009) into $9.5 million of new senior secured notes with the balance as convertible notes.  The proposed new notes would accrue interest at a rate of 9.5% per annum and have a maturity date of July 31, 2012.  The Company and the Holders are negotiating the final terms of the refinancing documents and expect to close the transaction during the Company’s second fiscal quarter ending November 30, 2009. However, there can be no assurance that the Company will be successful in its negotiations with the existing Holders and other parties or that the terms of any such refinancing or conversions will not result in the issuance, or potential issuance, of a significant amount of equity securities that will cause substantial dilution to the Company’s stockholders.

As of June 3, 2009, the Company’s common shares are dually quoted on the Over-the-Counter Bulletin Board (OTCBB), an electronic quotation service maintained by the Financial Industry Regulatory Authority (FINRA), and the Pink Sheets electronic over-the-counter securities market.  The common shares continue to trade under the symbol “WSTM.”

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

Significant estimates and assumptions made by management include the assessment of goodwill impairment.  When assessing goodwill for possible impairment, significant estimates include future cash flow projections, future revenue growth rates, the appropriate discount rate reflecting the risk inherent in future cash flows, the interpretation of current economic indicators and market valuations and our strategic plans with regard to our operations.  It is reasonably possible that those estimates may change in the near-term and may materially affect future assessments of goodwill impairment.  Other significant estimates include the provision for doubtful accounts, valuing derivative instruments, valuing compensation related to stock-based transactions, and estimating future taxable income and the probability that net operating loss carryforwards will be utilized.

Principles of Consolidation

The consolidated financial statements include the accounts of Workstream Inc. and its wholly-owned subsidiaries.  All intercompany accounts and transactions have been eliminated in consolidation.

Cash Equivalents

Cash equivalents are stated at fair value. Cash equivalents are defined as highly liquid investments with terms to maturity at acquisition of three months or less.

Accounts Receivable

Accounts receivable are uncollateralized customer obligations due under normal trade terms requiring payment within 30 days from the invoice date and are recorded at net realizable value.  Unpaid accounts receivable with invoices dates over 30 days old do not accrue interest.

Restricted Cash

Restricted cash consists of short-term investment balances used to collateralize certain lease and credit agreements and were also previously used for collateralizing outstanding line of credit and term loan balances that have been subsequently paid off.  The facility leases and credit agreements form part of current operations, and, accordingly, the restricted cash is classified as a current asset.  Restrictions on these amounts expired on December 31, 2008.

Allowance for Doubtful Accounts

We perform ongoing credit evaluations of our accounts receivable balances.  Based on historical experience, we evaluate the accounts for potential uncollectible amounts based on a specific identification methodology and record a general reserve for all remaining balances.  Based on the age of the receivable, cash collection history and past dilution in the receivables, we make an estimate of our anticipated bad debt.  We believe our estimates are reasonable, but there can be no assurance that our estimates will not change given a change in economic conditions or business conditions within our industry, our individual customer base or our Company.  Any adjustments to this account are reflected in the accompanying statements of operations and comprehensive loss as a general and administrative expense.

Equipment

Equipment is recorded at cost.  Depreciation is based on the estimated useful life of the asset and is recorded as follows:

Furniture and fixtures	5 years straight line
Office equipment	5 to 7 years straight line
Computers and software	3 years straight line
Capital leases	Shorter of lease term or useful life
Leasehold improvements	Shorter of lease term or useful life

The carrying values are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amounts of such assets may not be recoverable.

Goodwill and Other Identified Intangible Asset Impairment

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

We test goodwill for impairment on an annual basis or as needed if circumstances arise that reduce the value of our reporting units below the carrying value.  We compare the fair value of each reporting unit to its carrying amount (including goodwill) for our impairment evaluation.  Our business segments are considered reporting units for goodwill impairment testing.  Goodwill is considered to be impaired if the carrying value of a reporting unit exceeds its fair value.  If goodwill is considered to be impaired, the loss that is recognized is equal to the amount that the reporting units’ carrying value of goodwill exceeds the implied fair value of that goodwill.

There are judgments and estimates built into our fair value analysis, including future cash flow projections, the discount rate representing innate risk in future cash flows, market valuation, strategic operation plans and our interpretation of current economic indicators.  Changes in any of the underlying assumptions will cause a change in the results, which could cause the fair value of one or more of the reporting units to be worth less than the current carrying amounts.  In addition to a change in market and economic conditions or our strategic plans, the possibility exists that our conclusions could change which would result in a material negative effect on both our financial position and results of operations.

While management has a plan to return the Company’s business fundamentals to levels that support the book value per common share, there is no assurance that the plan will be successful, or that the market price of the common stock will increase to such levels in the foreseeable future.  There is no assurance that: (1) valuation multiples will not decline, (2) discount rates will not increase or (3) the earnings, book values or projected earnings and cash flows of the Company’s individual reporting segments will not decline. Accordingly, an impairment charge to goodwill and other intangible assets may be required in the foreseeable future if the book equity value exceeds the estimated fair value of the enterprise or of an individual segment.

Leasehold Inducements

Leasehold inducements are included in short-term or long-term obligations on the consolidated balance sheets depending on the remaining lease term and are amortized over the term of the leases as a reduction in rent expense.

Fair Value of Financial Instruments

In June 2008, the Company adopted Statement of Financial Accounting Standards (“FAS”) No. 157, “Fair Value Measurements,” (“FAS 157”) and FASB Staff Position (“FSP”) 157-1, “Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13,” (“FSP FAS 157-1”) to value its financial assets and liabilities. The adoption of FAS No. 157 and FSP FAS 157-1 did not have a significant impact on the Company’s results of operations, financial position or cash flows.

FAS 157 defines fair value, establishes a framework for measuring fair value under GAAP and expands disclosures about fair value measurements.  FAS 157 defines fair value as the exchange price that would be paid by an external party for an asset or liability (exit price) and emphasizes that fair value is a market-based measurement, not an entity-specific measurement.  FSP FAS 157-1 amends FAS 157 to remove certain leasing transactions from its scope.   FAS 157 also establishes a fair value hierarchy which requires an entity to classify the inputs used in measuring fair value for assets and liabilities as follows:
•	Level 1 – Inputs are unadjusted quoted market prices in active markets for identical assets or liabilities available at the measurement date;

•
Level 2 – Inputs are unadjusted quoted prices for similar assets and liabilities in active markets, quoted prices for identical or similar assets and liabilities in markets that are not active, inputs other than quoted prices that are observable and inputs that are corroborated by observable market data; and

•
Level 3 – Inputs are unobservable inputs that are supported by little or no market activity, therefore requiring an entity to develop its own assumptions about the assumptions that market participants would use in pricing the asset or liability based on the best available information.

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of May 31, 2009. The Company uses the market approach to measure fair value for its Level 1 financial assets which includes cash equivalents.  The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities.  The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values due to the short-term nature of these instruments.  These instruments include cash, accounts receivable, accounts payable and accrued liabilities.

The Company’s Senior Secured Notes and the embedded put derivative were valued in accordance with FAS 157 using multiple, probability-weighted cash flow outcomes at credit-risk adjusted market rates (Level 2 inputs).  We determined the fair value of the Notes on May 31, 2009 to be $20,158,044.  We assessed the value of the embedded put derivative at $493,693 on May 31, 2009.

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

Derivative Financial Instruments

The Company’s Senior Secured Notes issued on August 29, 2008 contain a contingent put reflected in the contractual rights of default.  Under these provisions, the Holder has the right to put the Notes back to the Company for 110% of face value in the event of certain equity-indexed defaults, such as listing failure and non-delivery of common shares issuable upon exercise of certain warrants.  Under FAS 133, “Accounting for Derivative Financial Instruments and Hedging Activities,” the risks of equity are inconsistent with the risks of the debt host and, therefore, embedded put derivatives such as these require bifurcation and separate classification at fair value.  The embedded put derivative is recorded at fair value, marked-to-market at each reporting period and classified in the Company’s balance sheet as a separate line item.

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

As described above, the Company defers certain revenues received and recognizes them ratably over the applicable term of service.  If the revenue is expected to be recognized within the next twelve months, it is classified as a current liability on the accompanying consolidated balance sheets.  If the revenue is expected to be recognized over a period longer than 12 months, then the portion of revenue expected to be recognized greater than 12 months is classified as a long-term liability.

Cost of Goods Sold

The components of cost of goods sold in the accompanying consolidated statements of operations and comprehensive loss include all direct materials and direct labor associated with the generation of revenue of the Company's software, rewards products and career services.

Marketing and Advertising

The Company expenses any production costs of advertising the first time the advertising takes place and expenses direct response advertising costs in the period incurred.  Advertising expense was approximately $624,000 and $1,172,000 during the fiscal years ended May 31, 2009 and 2008, respectively.

Accounting for Stock-Based Compensation

On June 1, 2006, the Company adopted the provisions of FAS No. 123R, “Share-Based Payments” (“FAS 123R) which requires it to recognize expense related to the fair value of stock-based compensation awards.  Stock-based compensation expense for all stock-based compensation awards granted on or subsequent to June 1, 2006 is based on the grant date fair value estimated in accordance with the provisions of FAS 123R.  Compensation expense for stock option awards is recognized on a straight-line basis over the requisite service period of the award.

We use the Black-Scholes option-pricing model to value our new stock option grants under FAS No. 123R. FAS No. 123R also requires us to estimate forfeitures in calculating the expense related to stock-based compensation, and it requires us to reflect cash flows resulting from excess tax benefits related to those options as a cash inflow from financing activities rather than as a reduction of taxes paid.

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

	Fiscal Years Ended
	May 31, 2009	May 31, 2008
Expected volatility	161%	78%
Expected dividend yield	0%	0%
Expected term (in years)	3.5	3.4
Risk-free interest rate	3.3%	3.7%

Research and Development Costs

The Company accounts for research and development costs associated with computer software development under the provisions of FAS No. 86, Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed.  Costs are expensed as incurred until technological feasibility has been established. Technological feasibility is established upon completion of a working model; thereafter, all software production costs are capitalized and subsequently reported at the lower of unamortized cost or net realizable value. To date, the time period between the establishment of technological feasibility and completion of software development has been short, and as a result, no significant development costs have been incurred during that period. Accordingly, the Company has not capitalized any research and development costs associated with computer software products to be sold, leased, or otherwise marketed.

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

Foreign Currency Translation

These consolidated financial statements are presented in U.S. dollars.  The parent company is located in Canada, and the functional currency of the parent company is the Canadian dollar.  The Company’s subsidiaries use their local currency, which is the U.S. dollar, as their functional currency.  Adjustments resulting from translating foreign functional currency financial statements into U.S. dollars are recorded as a separate component of stockholders’ equity (deficit).  All assets and liabilities denominated in a foreign currency are translated into U.S. dollars at the exchange rate on the balance sheet date.  Revenues and expenses are translated at the average exchange rate during the period.  Equity transactions are translated using historical exchange rates. Foreign currency transaction gains and losses are included in other income and expenses in the consolidated statements of operations and comprehensive loss and have not been material during the periods presented.

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

Concentration of Credit Risk

The Company’s financial instruments that are exposed to concentrations of credit risk consist primarily of cash and cash equivalents, restricted cash, short-term investments and accounts receivable.  At times, the Company’s deposits may exceed federally insured limits.  Management believes that the use of credit quality financial institutions minimizes the risk of loss associated with these deposits.  The majority of the Company’s sales are credit sales which are made primarily to customers whose ability to pay is dependent upon the industry economics prevailing in the areas where they operate;  however, concentrations of credit risk with respect to trade accounts receivables is limited due to generally short payment terms.  The Company also performs ongoing credit evaluation of its customers to help further reduce credit risk.  Collateral is not required for accounts receivable.

Segments

The Company’s chief operating decision maker is its Chief Executive Officer, who reviews financial information primarily based on two reportable segments.  Accordingly, in accordance with FAS No. 131, Disclosures about Segments of an Enterprise and Related Information (FAS 131), the Company has determined that it has two reporting segments: Enterprise Workforce Services and Career Networks (see Note 10).

Recent Accounting Pronouncements

In December 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“FAS”) No. 141, “Business Combinations-Revised” (“FAS No. 141(R)”).  FAS No. 141(R) establishes principles and requirements for how an acquirer in a business combination:  recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any  non-controlling interests in the acquiree; recognizes and measures goodwill acquired in the business combination or a gain from a bargain purchase price;  and, determines what information to disclose to enable users of the consolidated financial statements to evaluate the nature and financial effects of the business combination.  FAS No. 141(R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.  The application of FAS No. 141(R) will cause management to evaluate future transaction returns under different conditions, particularly the near term and long term economic impact of expensing transaction costs up front.

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

In April 2008, the FASB issued FASB Staff Position (“FSP”) FAS 142-3, “Determination of the Useful Life of Intangible Assets.” This FSP amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FAS 142. The intent of this FSP is to improve the consistency between the useful life of a recognized intangible asset under FAS 142 and the period of expected cash flows used to measure the fair value of the asset under FAS 141R and other GAAP. This FSP is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early adoption is prohibited. We are currently evaluating the impact of adopting this new accounting position on our results of operations and financial position.

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

In October 2008, the FASB issued FSP No. FAS 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active” (“FSP FAS 157-3”). FSP FAS 157-3 provides examples to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. This FSP is effective for the first reporting period (interim or annual) ending after June 15, 2009, with earlier application permitted. The adoption of FSP FAS 107-1 did not have a material impact on the Company's consolidated financial statements.

In December 2008, the FASB issued FSP FAS 140-4 and Financial Interpretations ("FIN") 46(R)-8, “Disclosures by Public Entities (Enterprises) about Transfers of Financial Assets and Interest in Variable Interest Entities” (“FSP FAS 140-4”). This disclosure-only FSP improves the transparency of transfers of financial assets and an enterprise's involvement with variable interest entities, including qualifying special-purpose entities. This FSP is effective for the first reporting period (interim or annual) ending after December 15, 2008, with earlier application encouraged. The adoption of FSP FAS 140-4 and FIN 46(R)-8 did not have a material impact on the Company's consolidated financial statements.

In April 2009, the FASB issued FSP FAS 107-1 and APB 28-1, “Interim Disclosures About Fair Value of Financial Instruments” (“FSP FAS 107-1”). FSP FAS 107-1 expands the fair value disclosures required for all financial instruments within the scope of FASB Statement No. 107, Disclosures About Fair Value of Financial Instruments (“FAS 107”), to interim periods. It also requires entities to disclose the method(s) and significant assumptions used to estimate the fair value of financial instruments in financial statements on an interim and annual basis and to highlight any changes from prior periods.

In April 2009, the FASB issued FSP FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments” (“FSP FAS 115-2”). FSP FAS 115-2 requires entities to initially apply the provisions of the standard to previously other than temporarily impaired debt securities (debt securities that the Company does not intend to sell and that the Company is not more likely than not required to sell before recovery), existing as of the date of initial adoption, by making a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. This FSP is effective for the first reporting period (interim or annual) ending after June 15, 2009, with earlier application permitted. The adoption of FSP FAS 115-2 is not expected to have a material impact on the Company's consolidated financial statements.

In April 2009, the FASB issued FASB Staff Position (“FSP”) FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (“FSP FAS 157-4”). FSP FAS 157-4 provides guidance on (1) estimating the fair value of an asset or liability when the volume and level of activity for the asset or liability have significantly decreased and (2) identifying transactions that are not orderly. This FSP is effective for the first reporting period (interim or annual) ending after June 15, 2009, with earlier application permitted. The adoption of FSP FAS 157-4 is not expected to have a material impact on the Company's consolidated financial statements.

In May 2009, the FASB issued FAS No. 165, “Subsequent Events”. This standard is intended to establish general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. Specifically, this standard sets forth the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements, and the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. FAS No. 165 is effective for fiscal years and interim periods ending after June 15, 2009 and applied prospectively. The adoption of FAS 165 is not expected to have a material impact on the Company's consolidated financial statements.

In June 2009, the FASB issued FAS No. 166, “Accounting for Transfers of Financial Assets, an amendment to FAS No. 140.” The new standard eliminates the concept of a "qualifying special-purpose entity," changes the requirements for derecognizing financial assets, and requires additional disclosures in order to enhance information reported to users of financial statements by providing greater transparency about transfers of financial assets, including securitization transactions, and an entity's continuing involvement in and exposure to the risks related to transferred financial assets. FAS No. 166 is effective for fiscal years beginning after November 15, 2009. The Company is currently evaluating the impact of adopting FAS No. 166 on its results of operations and financial position.

Reclassifications

Certain reclassifications have been made in the accompanying 2008 financial statements to conform to the current year presentation.  These reclassifications have no impact on previously reported results of operations.

NOTE 2.	ALLOWANCE FOR DOUBTFUL ACCOUNTS

The following presents the detail of the changes in the allowance for doubtful accounts for the years ended May 31:

	Year Ended	Year Ended
	May 31, 2009	May 31, 2008

Balance at beginning of the period	$509,802	$711,087
Charged to bad debt expense	653,826	485,087
Write-offs and effect of exchange rate changes	(235,198)	(686,372)
Balance at end of the period	$928,430	$509,802

The Company uses historical experience and knowledge of and experience with specific customers in order to assess the adequacy of the allowance for doubtful accounts.  Any adjustments to this account are reflected in the accompanying consolidated statements of operations and comprehensive loss as a general and administrative expense.

NOTE 3.	EQUIPMENT

Equipment consists of the following at May 31:

	2009	2008
Furniture, equipment
and leasehold improvements	$147,617	$1,830,175
Office equipment	484,976	515,125
Computers and software	8,800,965	9,187,728
	9,433,558	11,533,028
Less accumulated depreciation	(8,676,508)	(9,572,192)
Equipment, net	$757,050	$1,960,836

Equipment includes equipment under capital lease totaling $1,594,220 at May 31, 2009.  Accumulated amortization relating to equipment under capital leases totaled $1,132,385 at May 31, 2009.  Depreciation expense for equipment was $1,110,320 and $1,448,931 for the years ended May 31, 2009 and 2008, respectively.

NOTE 4.	ACQUIRED INTANGIBLE ASSETS AND GOODWILL

Acquired intangible assets consist of the following at May 31:

	2009		2008
		Accumulated		Accumulated
	Cost	Amortization	Cost	Amortization
Customer base	$8,132,722	$8,132,722	$8,132,722	$8,007,889
Acquired technologies	22,191,121	22,191,121	22,191,121	22,060,477
Intellectual property	1,322,760	1,301,260	1,322,760	1,128,262
	31,646,603	$31,625,103	31,646,603	$31,196,628

Less accumulated amortization	(31,625,103)		(31,196,628)
Net acquired intangible assets	$21,500		$449,975

Amortization expense for intangible assets was $428,475 and $2,152,615 for the fiscal years ended May 31, 2009 and 2008, respectively.  The estimated future amortization expense related to intangible assets in existence as of May 31, 2009 is as follows:

Fiscal 2010	$21,500

The following represents the detail of the changes in the goodwill account for the years ended May 31, 2009 and 2008:

	Enterprise
	Workforce	Career
	Services	Networks	Total

Goodwill at May 31, 2007	$32,818,809	$12,457,602	$45,276,411
Impairment	(21,437,149)	(6,109,814)	(27,546,963)
Goodwill at May 31, 2008	11,381,660	6,347,788	17,729,448
Impairment	-	-	-
Goodwill at May 31, 2009	$11,381,660	$6,347,788	$17,729,448

Based on the Company’s impairment tests and consideration of the current and expected future market conditions, we determined that goodwill for Enterprise Workforce Services and Career Networks operating segments was impaired in accordance with FAS 142, Goodwill and Other Intangible Assets and the Company recorded non-cash, pre-tax goodwill impairment charges of approximately $21.4 million and $6.1 million, respectively, during the fiscal year ended May 31, 2008.  The analysis also determined that there was no impairment to other intangible assets.  The analysis was conducted by independent valuation specialists. The decline in estimated fair values of the operating segments resulted from an analysis of the current economic conditions, the Company’s performance to budget and the lower estimated future cash flows.  There was no impairment required after our analysis of goodwill and other intangible assets for the fiscal year ended May 31, 2009.

Inherent in our fair value determinations are certain judgments and estimates, including projections of future cash flows, the discount rate reflecting the risk inherent in future cash flows, the interpretation of current economic indicators and market valuations and our strategic plans with regard to our operations.  A change in these underlying assumptions would cause a change in the results of the tests, which could cause the fair value of one or more reporting units to be more or less than their respective carrying amounts.  In addition, to the extent that there are significant changes in market conditions or overall economic conditions or our strategic plans change, it is possible that our conclusion regarding goodwill impairment could change, which could have a material adverse effect on our financial position and results of operations.  Impairment charges related to reporting units which are not currently impaired may occur in the future if further market deterioration occurs resulting in a revised analysis of fair value.

NOTE 5.	ACCRUED LIABILITIES

Accrued liabilities consist of the following at May 31:

	2009	2008
Taxes	$(15,992)	$403,939
Legal, audit & professional fees	700,392	827,886
Merger costs	92,215	570,881
Consulting fees	1,275,218	504,000
Sales tax payable	574,247	633,723
Other	298,065	139,289
	$2,924,145	$3,079,718

NOTE 6.	INVESTOR WARRANTS AND SENIOR SECURED NOTES PAYABLE

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

On April 14, 2008, Workstream and the holders of its Special Warrants entered into a Forbearance Agreement pursuant to which the holders of the Special Warrants agreed to forbear, for a period of one year and one day, any rights they have to require the redemption of the Special Warrants as a result of the occurrence of triggering events under the Special Warrants and to any fees owing to the Special Warrant holders under the Registration Rights Agreement Workstream entered into with them.  Due to the triggering event described above, we no longer believed the Black-Scholes valuation model was indicative of the fair value of the Special Warrants as of February 29, 2008.  As a result, we evaluated the possible outcomes and determined the weighted-average value of the warrant liability was $19 million as of February 29, 2008.  This adjustment resulted in an expense of $13,051,901 recorded in change in fair value of warrants in the third quarter of fiscal 2008.

On August 29, 2008, we entered into an exchange agreement that provided for the exchange of the $19,000,000 Special Warrants and Additional Warrants indexed to 3,800,000 shares of common stock, issued August 3, 2007 (“Old Warrants”), for $19,147,191 in Face Value of Senior Secured Notes (collectively, the “Notes”) and newly issued warrants indexed to 3,800,000 shares of common stock (“New Warrants”) (the “Exchange Transaction”). Financing costs of $147,191 incurred by the holders of the Notes (“Holders”) are included in the face value of the Notes.

The Notes are secured by a lien on all of our assets and our subsidiaries pursuant to the terms of a Security Agreement with each Note Holder.  Interest on the Notes accrues at an annual rate of 7% and increases to 12% per year on August 29, 2009 if we have not repaid at least 50% of the sum of the original principal amount of the Notes plus all accrued but unpaid interest and late charges by such date.  The Notes mature on August 29, 2010 and all unpaid principal and accrued interest is due upon maturity.

The New Warrants are convertible into 3,800,000 shares of common stock at an exercise price of $0.25.  All other material terms of the New Warrants are substantially the same as those contained in the old warrants that were exchanged, including the existence of anti-dilution provisions that provide for a full adjustment of the exercise price and the number of common shares to be issued in the event we, in certain circumstances, issue securities at a price below the exercise price of the New Warrants.  Each New Warrant must be exercised on or prior to August 3, 2012 or it will expire by its terms.

Upon the occurrence of an event of default, as defined in the Notes, a Holder may require us to redeem all or a portion of such Holder’s Note at a price equal to 110% of the sum of the principal amount of the Note, accrued and unpaid interest and late fees, if any, to be redeemed.  Upon a Disposition (as defined in the Notes) of assets, we agreed to use 75% of the gross proceeds net of taxes to redeem the Notes (on a pro rata basis among the Holders).  The remaining 25% of the gross proceeds net of taxes (such amount not to exceed $2,500,000) may be retained by us.    In addition, in the event that we receive cash, cash equivalents or publicly-traded securities in an amount exceeding $2,000,000 in connection with the settlement of certain litigation involving us, we agree to use 75% of the amount received in excess of $2,000,000 to redeem the Notes (on a pro rata basis among the Holders).  Each Note contains customary covenants with which we must comply.  Each of our subsidiaries delivered a Guaranty pursuant to which it agreed to guarantee our obligations under each Note.

The note payable contains covenants that, among other things, limit our ability and the ability of our subsidiaries to:
•	Incur additional indebtedness;
•	create liens;
•	pay dividends or repurchase capital stock;
•	make certain other payments; and
•	sell or transfer assets.

The Exchange Transaction constituted a substantial modification of the original arrangement as determined under EITF 96-19, “Debtor’s Accounting for Modifications and Exchanges of Debt Instruments” and EITF 06-06, “Debtor’s Accounting for Modifications (or Exchanges) of Debt Instruments.” Accordingly, the Exchange was accounted for as an extinguishment wherein the fair value of the financial instruments issued, plus the incremental fair value associated with the warrant modification, was recognized for financial reporting purposes with an associated charge to extinguishment expense. We recorded a $401,791 loss on Exchange Transaction during fiscal 2009 based on the fair values of the instruments at the time of the exchange, including the embedded put derivatives and$147,191 of financing costs of the Holders paid by Workstream.

The Notes also contain a contingent put reflected in the contractual rights of default. Under these provisions, the Holder has the right to put the Notes back to the Company for 110% of face value in the event of certain equity-indexed defaults, such as listing failure and non-delivery of common shares issuable upon exercise of the New Warrants.  Under FAS 133,“Accounting for Derivative Financial Instruments and Hedging Activities,” the risks of equity are inconsistent with the risks of the debt host and, therefore, embedded put derivatives such as these require bifurcation and separate classification at fair value.

The Notes and the embedded put derivative were valued in accordance with FAS 157 using multiple, probability-weighted cash flow outcomes at credit-risk adjusted market rates (Level 2 inputs).  We determined the fair value of the Notes on August 29, 2008 to be $18,704,625.  This value is being accreted to the Face Value including accrued interest of $22,835,685 through August 29, 2010 through interest expense using the effective interest method.  Interest expense on the Notes was $1,453,419 during fiscal 2009.  We assessed the value of the embedded put derivative at $936,646 on August 29, 2008 and $493,693 on May 31, 2009.  We recorded income of $442,953 during fiscal 2009 to reflect the changes in the fair value of the embedded put derivative.

On May 22, 2009, the Company’s stock was suspended from trading on the NASDAQ Stock Market due to its inability to maintain a minimum of $2.5 million in stockholders’ equity or $500,000 of net income from continuing operations for the most recently completed fiscal year or two of the three most recently completed fiscal years.  The suspension constituted an event of default under the Company’s Senior Secured Notes dated August 29, 2008 and thereby entitled each Holder of the Notes to require the Company to redeem all or a portion of the Holder’s Note at a price equal to 110% of the sum of the principal amount of the Note, accrued and unpaid interest and late fees, if any.  Additionally, as a result of the event of default, the interest rate under each Note was increased to 12%.  Pursuant to a Forbearance Agreement, between each Holder and the Company, effective as of June 8, 2009, the Holders agreed to forbear from requiring such redemption or exercising certain other rights under the Notes for a period of 15 days while the parties continued to engage in discussions regarding a restructuring of the Notes.

In August 2009, the Company and its Holders signed a term sheet, whereby the Holders have agreed to restructure the Notes. The term sheet provides that the Holders would exchange the Notes and the accrued interest thereon (approximately $20.2 million as of May 31, 2009) into $9.5 million of new senior secured notes with the balance as convertible notes.  The proposed new notes would accrue interest at a rate of 9.5% per annum and have a maturity date of July 31, 2012.  The Company and the Holders are negotiating the final terms of the refinancing documents and expect to close the transaction during the Company’s second fiscal quarter ending November 30, 2009. However, there can be no assurance that the Company will be successful in its negotiations with the existing Holders and other parties or that the terms of any such refinancing or conversions will not result in the issuance, or potential issuance, of a significant amount of equity securities that will cause substantial dilution to the Company’s stockholders.

NOTE 7.	OTHER LONG-TERM OBLIGATIONS

On October 12, 2006, the Company consummated a loan transaction pursuant to which it borrowed $15,000,000 under a Senior Secured Note Agreement. Under the terms of the agreement, interest on the loan was due monthly at a rate of prime plus 2.5% per annum for the initial 180 days and at a rate of prime plus 3.5% per annum for the remainder of the loan.   The term of the loan was for 545 days and could be prepaid at the option of the Company.  Upon repayment of the loan for any reason, the agreement provided that the Company was going to pay to the lender an additional payment such that the lender receives an internal rate of return of 30% per annum during the initial 180 days of the loan and 40% per annum during the remainder of the term of the loan.   Estimated financing costs associated with the loan totaled $350,000 and were being amortized over the term of the loan to interest expense.

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

The Company consummated financing of $19 million in August of 2007. Immediately after funding of the transaction, the outstanding obligation under the senior line of credit, which totaled approximately $6.1 million, the remaining restructuring fee of $550,000 and other miscellaneous fees were paid off in their entirety approximately $1,300,000 of the early extinguishment of debt expense was included in loss on extinguishment of debt in the consolidated statements of operations and comprehensive loss.

The Company entered into various capital lease obligations for equipment to be housed in an outside data center facility.  All capital leases are being paid on a monthly and quarterly basis.

Long-term obligations consist of the following at May 31:

	2009	2008
Senior secured notes payable and accrued interest	$20,158,044	$-
Warrant liability	-	19,000,000
Term loan	-	123,798
Capital lease obligations	309,084	653,442
Leasehold inducements	15,026	41,917
	20,482,154	19,819,157

Less current portion of:
Senior secured notes payable and accrued interest	20,158,044	-
Long-term obligations	199,516	543,170
	$124,594	$19,275,987

Fiscal 2010	$20,357,560
Fiscal 2011	56,005
Fiscal 2012	39,780
Fiscal 2013	28,809
	$20,482,154

NOTE 8.	COMMITMENTS AND CONTINGENCIES

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

The parties agreed to settle the claims in consideration of the payment of $3 million in cash and $600,000 in the Company’s common shares.  The $3 million was paid for by the Company’s insurance carrier pursuant to the Company’s insurance policies.  The Court held a hearing on June 24, 2008 to consider the fairness of the settlement after notice of the settlement and the hearing had been given to the class.  No opposition to approval of the settlement was presented at the hearing.  On August 13, 2008, the court entered a final judgment in the case, which became final on September 12, 2008.  The $600,000 was accrued for in fiscal 2007 and 3,636,363 shares were issued in fiscal 2009 on September 24, 2008 after the issuance of the final judgment.

* * *

On September 27, 2006, Sunrise Equity Partners, L.P. (“Sunrise”) filed a complaint against the Company and its former Chief Executive Officer in the United States District Court for the Southern District of New York alleging a violation of Section 10b-5 of the Securities Exchange Act of 1934 and a claim under New York common law for fraudulent and negligent misrepresentations in connection with Sunrise’s purchase of the Company’s common shares and warrants in a private placement.  On April 11, 2007, Nathan A. Low (“Low”) and Sunrise Foundation Trust (“Trust”) filed an amended complaint with Sunrise against the Company and its former Chief Executive Officer in the United States District Court for the Southern District of New York alleging a violation of Section 10b-5 of the Securities Exchange Act of 1934 and a claim under New York common law for fraudulent and negligent misrepresentations in connection with Low’s and the Trust’s purchase of the Company’s common shares and warrants in a private placement. The three plaintiffs invested an aggregate of $4 million in the Company in the private placement. The case was settled during fiscal 2008 for $1.2 million which was paid for by the Company’s insurance carrier pursuant to the Company’s insurance policies.

* * *

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

On June 24, 2008, the Company filed a lawsuit in the Superior Court of the State of Delaware in and for New Castle County (the “State Court Lawsuit”) against Empagio Acquisition, LLC (“Empagio”) and SMB Capital Corporation (“SMB”) to obtain the $5 million termination fee required to be paid by Empagio and SMB pursuant to Section 7.02 of the Agreement and Plan of Merger dated as of February 12, 2008 among the Company, Workstream Merger Sub Inc., Empagio and SMB, which agreement was terminated by the Company on June 13, 2008.  On June 25, 2008, Empagio and SMB filed a lawsuit against the Company in the United States District Court for the District of Delaware (the “Federal Lawsuit”) alleging entitlement to a $3 million termination fee pursuant to the Agreement and Plan of Merger.  On July 29, 2008, Empagio and SMB filed a notice of voluntary dismissal of their Federal Lawsuit based on an understanding that Empagio and SMB would make their claim as part of the Company’s State Court Lawsuit.  In accordance with the voluntary notice of dismissal of the Federal Lawsuit, Empagio and SMB have now asserted their claims in the State Court Lawsuit.  The Company has denied these allegations.  The parties are proceeding with discovery in this case.  Trial is scheduled for July 5, 2010, with mandatory alternative dispute resolution to be completed by January 29, 2010.

* * *

On June 10, 2009, Franklin Drive, LLC filed a lawsuit in the Superior Court of the State of California against the Company, its former Chief Executive Officer and its former Chief Financial Officer for a dispute regarding the Company’s lease of commercial property located at 5000 Franklin Drive, Pleasanton, California which was for a term commencing on January 1, 2008 and expiring on January 31, 2013.  On or about October 2008, we abandoned the property and ceased making rental payments pursuant to the lease.  Franklin Drive, LLC is claiming termination damages of $1.5 million.  The parties are engaged in out-of-court, settlement negotiations and we expect to continue settlement negotiations until an agreeable payment amount is reached.

* * *

The Company is subject to other legal proceedings and claims which arise in the ordinary course of business.  The Company does not believe that the resolution of such actions will materially affect the Company’s business, results of operations, financial condition or cash flows.

Lease Commitments

A summary of the future minimum lease payments under the Company’s non-cancelable leases as of May 31, 2009 is as follows:

	Capital Leases	Operating Leases
		Facilities	Equipment	Total
Year ended May 31:
2010	$218,549	$222,216	$20,169	$460,934
2011	63,630	217,028	20,169	300,827
2012	44,222	74,846	20,169	139,237
2013	29,925	15,103	18,488	63,516

Total minimum lease payments	356,326	$529,193	$78,995	$964,514

Less amount representing interest	(32,216)
Total principal lease payments	324,110
Less current maturities	(199,516)

	$124,594

Rent expense, recorded on the consolidated statements of operations and comprehensive loss in general and administrative expense, totaled $1,080,227 and $1,265,974 for the years ended May 31, 2009 and 2008, respectively.

Retirement Plans

During fiscal 2008 and part of fiscal 2009, the Company had three 401(k) plans that covered all eligible employees.  During fiscal 2009, these plans were all merged into one main plan with ADP Retirement Services.  The Company is not required to contribute to the plans.  During the year ended May 31, 2009, the Company paid a match up to 1% of the participant’s salary based on each participant’s contribution resulting in an employer contribution of $17,475 for contributions from January 1, 2008 through December 31, 2008.  There were no employer contributions made during the fiscal year ended May 31, 2008.

NOTE 9.	CAPITAL STOCK

Classes of Stock

The authorized share capital consists of an unlimited number of no par value common shares, an unlimited number of no par value Class A Preferred Shares (the “Class A Preferred Shares”), and an unlimited number of no par value Series A Convertible Preferred Shares (the “Series A Shares”).  There were 56,993,312 and 52,442,818 common shares issued and outstanding as of May 31, 2009 and 2008, respectively.  There was no Class A Preferred Shares or Series A Shares outstanding as of May 31, 2009 and 2008.

Stock Plans and Stock-Based Compensation

The Company grants stock options to employees, directors and consultants under the 2002 Amended and Restated Stock Option Plan (the “Plan”), which was most recently amended in November 2007 at the annual shareholders’ meeting. Under the Plan, as amended, the Company is authorized to issue up to 11,000,000 shares of common stock upon the exercise of stock options or restricted stock unit grants.  The Audit Committee of the Board of Directors administers the Plan.  Under the terms of the Plan, the exercise price of any stock options granted shall not be lower than the market price of the common stock on the date of the grant.   Options to purchase shares of common stock generally vest ratably over a period of three years and expire five years from the date of grant.

On June 1, 2006, the Company adopted the provisions of FAS 123R, which requires it to recognize expense related to the fair value of stock-based compensation awards.  Stock-based compensation expense for all stock-based compensation awards granted on or subsequent to June 1, 2006 is based on the grant date fair value estimated in accordance with the provisions of FAS 123R.  Compensation expense for stock option awards is recognized on a straight-line basis over the requisite service period of the award.  The assumptions used to calculate the fair-value of share-based payment awards during the fiscal years ended May 31, 2009 and 2008 are found in Note 1 under Accounting for Stock-Based Compensation.

The Company recognized $137,764 and $558,681 of stock-based compensation expense resulting from stock options in the consolidated statements of operations and comprehensive loss under general and administrative expenses for the fiscal years ended May 31, 2009 and 2008, respectively.

Stock option activity and related information is summarized as follows:

				Weighted
		Weighted		Average
		Average	Weighted	Remaining	Aggregate
	Number	Exercise	Average	Contractual	Intrinsic
	of Options	Price	Fair Value	Term in Years	Value
Balance outstanding - May 31, 2007	4,112,863	$1.41
Granted	2,441,150	$0.81	$0.45
Exercised	(40,000)	$0.98
Forfeited or expired	(4,157,465)	$1.23
Balance outstanding - May 31, 2008	2,356,548	$1.23
Granted	27,600	$0.17	$0.09
Exercised	-	$-
Forfeited or expired	(957,116)	$1.37
Balance outstanding - May 31, 2009	1,427,032	$1.12		2.7	$1,728

Exercisable - May 31, 2009	1,105,318	$1.16		2.7	$-

The aggregate intrinsic value in the table above represents total intrinsic value (of options in the money), which is the difference between the Company’s closing stock price of $0.37 on May 29, 2009, the last trading day of the reporting period and the exercise price times the number of shares, that would have been received by the option holders had the option holders exercised their options on May 29, 2009.

There were no options exercised during the fiscal year ended May 31, 2009 and therefore, no intrinsic value or cash received from option exercises during the period.

The following table summarizes information about options outstanding at May 31, 2009:

Range of Exercise Prices	Options Outstanding (#)	Weighted-Average Remaining Contractual Life		Weighted-Average Exercise Price	Options Exercisable (#)	Weighted-Average Remaining Contractual Life		Weighted-Average Exercise Price

$0.18 - $0.99	794,634	3.5	years	$ 0.75	621,063	3.5	years	$ 0.76
$1.00 - $1.99	526,067	2.1	years	$ 1.32	377,924	2.0	years	$ 1.35
$2.00 - $2.99	70,800	0.5	years	$ 2.62	70,800	0.5	years	$ 2.62
$3.00 - $3.25	35,531	0.6	years	$ 3.25	35,531	0.6	years	$ 3.25
Total	1,427,032	2.7	years	$ 1.12	1,105,318	2.7	years	$ 1.16

As of May 31, 2009, $62,832 of total unrecognized compensation costs related to non-vested stock options is expected to be recognized ratably over the remaining individual vesting periods up to three years.  The realized tax benefit from stock options and other share based payments was $0 for the fiscal year ended May 31, 2009 due to the uncertainty of realizability.

The Company grants restricted stock units to certain management and members of the Board of Directors.  Each restricted stock unit represents one share of common stock and vests ratably over three years.  The Company will then issue common stock for the vested restricted stock units upon exercise by the grantee.  During the vesting period, the restricted stock units cannot be transferred, and the grantee has no voting rights.  The cost of the awards, determined as the fair value of the shares on the grant date, is expensed ratably over the vesting period.  The stock-based compensation expense associated with the restricted stock units totaling $41,430 and $814,434 for the fiscal years ended May 31, 2009 and 2008, respectively, is included in general and administrative expenses on the consolidated statements of operations and comprehensive loss and in additional paid-in capital on the consolidated balance sheets.  In April 2009, the Company made a grant of 200,926 restricted stock units to pay for accumulated board fees totaling $54,250.  As of May 31, 2009, $40,667 of total unrecognized compensation costs related to non-vested restricted stock unit grants is expected to be recognized ratably over the remaining individual vesting periods up to three years.

	Number of Options	Weighted Average Fair Value
Non-Vested – May 31, 2007	593,331
Granted	705,000	$0.94
Vested	(370,000)
Forfeited or expired	(441,661)
Outstanding – May 31, 2008**	486,670
Granted	200,926	$0.27
Vested	(549,822)
Forfeited or expired	(60,000)
Non-vested – May 31, 2009	77,774

**	At May 31, 2008, 486,670 restricted stock units were outstanding including 264,444 that were fully vested but not issued.

Warrants

Stock warrant activity and related information is summarized as follows:

				Weighted
		Weighted		Average
		Average	Weighted	Remaining	Aggregate
	Number	Exercise	Average	Contractual	Intrinsic
	of Warrants	Price	Fair Value	Term in Years	Value
Balance outstanding - May 31, 2008	24,337,501	$1.70
Granted	3,800,000	$0.25	$0.12
Exercised	(1,000,000)	$0.25
Forfeited or expired	(21,987,501)	$2.28
Balance outstanding - May 31, 2009	5,150,000	$0.14		2.8	$1,182,000

Exercisable - May 31, 2009	5,150,000	$0.14		2.8	$1,182,000

In May 2009, a warrant to purchase 1,000,000 shares of common stock was exercised at $0.25 per share in a series of cashless exercise transactions resulting in the issuance of 364,316 shares of common stock.  The holder of the warrant forfeited the right to acquire 635,684 shares of our common stock under the warrant as consideration for this cashless exercise.

As of May 31, 2009, the Company had outstanding warrants to purchase shares of common stock which were issued in connection with past financing arrangements.  Information related to these warrants is summarized as follows:

Exercise	Expiration
Price	Date	Shares
$0.01	October 2011	2,350,000
$0.25	August 2012	2,800,000
		5,150,000

NOTE 10.	SEGMENT AND GEOGRAPHIC INFORMATION

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

The Company does not allocate other income and expense items such as interest income and expense, change in fair value of warrants and derivative, loss on extinguishment of debt and other income and expense, as well as income tax expense in the profit and loss presentation for its segments.  The Company also does not allocate certain assets such as cash, restricted cash and short term investments to the segments for asset presentation.  The Company deems these costs to be corporate costs that would not necessarily be a part of the individual segments ordinary course of business or does not record these assets by segment.

The following tables summarize the Company’s operations by business segment and by geographic region for the years ended May 31, 2009 and 2008:

Business Segment Information

	Fiscal Years Ended
	May 31, 2009
	Enterprise
	Workforce	Career
	Services	Networks	Total
Software	$7,645,384	$11,758	$7,657,142
Professional services	2,388,063	-	2,388,063
Rewards	5,957,039	-	5,957,039
Career services	-	5,541,826	5,541,826
Revenue, net	15,990,486	5,553,584	21,544,070
Cost of revenues:
Rewards	4,629,585	-	4,629,585
Other	982,441	312,400	1,294,841
Gross profit	10,378,460	5,241,184	15,619,644
Expenses	11,080,273	6,069,502	17,149,775
Amortization and depreciation	1,471,458	67,337	1,538,795
Business segment loss	$(2,173,271)	$(895,655)	(3,068,926)

Other income and expense and income tax			(1,787,430)
Net loss			$(4,856,356)

	As of May 31, 2009
	Enterprise
	Workforce	Career
	Services	Networks	Total

Business segment assets	$3,192,686	$488,323	$3,681,009
Intangible assets	21,500	-	21,500
Goodwill	11,381,660	6,347,788	17,729,448
	$14,595,846	$6,836,111	21,431,957
Assets not allocated
to business segments			1,643,768

Total assets			$23,075,725

	Fiscal Years Ended
	May 31, 2008
	Enterprise
	Workforce	Career
	Services	Networks	Total
Software	$9,662,463	$9,000	$9,671,463
Professional services	3,273,829	-	3,273,829
Rewards	5,531,613	-	5,531,613
Career services	-	9,137,398	9,137,398
Revenue, net	18,467,905	9,146,398	27,614,303
Cost of revenues:
Rewards	4,132,236	-	4,132,236
Other	2,011,264	611,768	2,623,032
Gross profit	12,324,405	8,534,630	20,859,035
Expenses	24,699,518	9,419,449	34,118,967
Impairment charges - goodwill	21,437,149	6,109,814	27,546,963
Amortization and depreciation	3,526,935	74,611	3,601,546
Business segment loss	$(37,339,197)	$(7,069,244)	(44,408,441)

Other income and expense and income tax			(8,208,434)
Net loss			$(52,616,875)

	Enterprise
	Workforce	Career
	Services	Networks	Total

Business segment assets	$5,564,763	$748,261	$6,313,024
Intangible assets	449,975	-	449,975
Goodwill	11,381,660	6,347,788	17,729,448
	$17,396,398	$7,096,049	24,492,447
Assets not allocated
to business segments			3,894,735

Total assets			$28,387,182

Geographic Information

	Fiscal Years Ended
	May 31, 2009

		United
	Canada	States	Total
Net Revenue	$1,102,973	$20,441,097	$21,544,070
Expenses	3,738,588	20,874,408	24,612,996
Geographical loss	$(2,635,615)	$(433,311)	(3,068,926)

Other income and expense and income tax			(1,787,430)
Net loss			$(4,856,356)

	As of
	May 31, 2009

		United
	Canada	States	Total
Long-lived assets	$517,458	$18,021,530	$18,538,988
Current assets			4,536,737
Total assets			$23,075,725

	Fiscal Years Ended
	May 31, 2008

		United
	Canada	States	Total
Net Revenue	$1,407,875	$26,206,428	$27,614,303
Expenses	5,092,114	66,930,630	72,022,744
Geographical loss	$(3,684,239)	$(40,724,202)	(44,408,441)

Other income and expense and income tax			(8,208,434)
Net loss			$(52,616,875)

	As of
	May 31, 2008

		United
	Canada	States	Total
Long-lived assets	$1,463,762	$18,754,784	$20,218,546
Current assets			8,168,636
Total assets			$28,387,182

NOTE 11.	INCOME TAXES

The Company operates in several tax jurisdictions.  Its income is subject to varying rates of tax, and losses incurred in one jurisdiction cannot be used to offset income taxes payable in another.

The loss before income taxes consisted of the following (rounded):

	Fiscal years ended May 31,
	2009	2008
Canadian domestic loss	$(2,648,000)	$(3,783,000)
United States loss	(2,313,000)	(48,720,000)
Loss before income taxes	$(4,961,000)	$(52,503,000)

The provision for (benefit from) income taxes consists of the following (rounded):

	Fiscal years ended May 31,
	2009	2008
Canadian domestic:
Current income taxes	$-	$-

United States:
Current income taxes	(105,000)	114,000
Deferred income taxes	-	-
Income tax (benefit) expense	$(105,000)	$114,000

A reconciliation of the combined Canadian federal and provincial income tax rate with the Company’s effective income tax rate is as follows (rounded):

	Fiscal years ended May 31,
	2009	2008
Combined Canadian, federal and provincial tax rate	34.50%	36.12%

Income tax recovery based on combined Canadian,
federal and provincial rate	$1,651,000	$18,964,000
Effect of foreign tax rate differences	132,000	578,000
Change in enacted tax rates	-	(80,000)
Non-deductible amounts	(49,000)	10,000
Non-deductible goodwill impairment	-	(9,950,000)
Non-deductible warrant liability valuation	-	(2,282,000)
Change in valuation allowance	(354,000)	3,090,000
Effect of changes in carryforward amounts	(893,000)	(11,005,000)
Tax credits and refunds	28,000	-
Effect of foreign exchange rate differences	(485,000)	430,000
Other	75,000	131,000

Income tax benefit (expense)	$105,000	$(114,000)

The components of the Company’s net deferred income taxes are as follows (rounded):

	Fiscal years ended May 31,
	2009	2008
Deferred income tax assets:
Loss carryforwards	$25,710,000	$24,309,000
Asset basis differences	4,841,000	5,425,000
Deferred Revenue	816,000	999,000
Share issue costs	10,000	14,000
Investment tax credits	569,000	611,000
Share Based Compensation	600,000	988,000
Accrued expenses	738,000	625,000
Accrued vacation	68,000	131,000
Allowance for bad debts	307,000	203,000

Gross deferred income tax assets	33,659,000	33,305,000
Valuaton allowance	(33,659,000)	(33,305,000)
Total deferred income tax assets	$-	$-

The Company has incurred net losses since inception.  At May 31, 2009, the Company had approximately $54,000,000 in net operating loss carryforwards for U.S. federal and state income tax purposes that expire in various years through 2029, and approximately CDN $12,000,000 in net operating loss carryforwards for Canadian federal and provincial income tax purposes that expire in various years through 2029.  A substantial portion of these losses are subject to a complex set of rules in the Internal Revenue Code which limit a company’s ability to utilize net operating losses and tax credit carryforwards following an ownership change.  Management has determined that there is sufficient uncertainty regarding the ultimate realization of deferred tax assets and therefore, has provided a valuation allowance for the entire balance of the deferred tax assets.  The change in valuation allowance for the years ended May 31, 2009 and May 31, 2008 was an increase (decrease) of $354,000 and ($3,090,000), respectively, resulting primarily from net operating losses generated and expired during the periods.

The Company adopted the provisions of FIN 48 on June 1, 2007.  As a result of the implementation of FIN 48, the Company did not recognize a change in the liability for unrecognized tax benefits related to tax positions taken in prior periods and thus, did not record a change in its opening accumulated deficit.  During the years ended May 31, 2009 and 2008, there was no activity related to prior or current years’ tax positions, settlements or reductions resulting from expirations of unrecognized tax benefits or obligations.

Accordingly, there are no unrecognized tax benefits that, if recognized, would affect the effective tax rate.  No interest or penalties have been accrued in the consolidated financial statements related to unrecognized tax benefits.  The Company does not expect a significant increase or decrease in unrecognized tax benefits during the next 12 months.  As of May 31, 2009, the Company’s 2004 through 2008 U.S. tax years and 2001 through 2008 Canadian tax years were open to examination by the federal and major state taxing authorities.

NOTE 12.	EARNINGS (LOSS) PER SHARE

The following is a reconciliation of basic net income per share to diluted net income per share:

	Fiscal Years Ended
	May 31, 2009	May 31, 2008
Net loss	$(4,856,356)	$(52,616,875)

Weighted average shares outstanding – basic	55,007,730	51,899,782
Potential shares “in-the-money” under stock option and warrant agreements	-	-
Less: Shares assumed repurchased under the treasury stock method	-	-
Weighted average shares outstanding –diluted	55,007,730	51,899,782

Basic net loss per common share	$(0.09)	$(1.01)
Diluted net loss per common share	$(0.09)	$(1.01)

Because the Company reported a net loss during the fiscal years ended May 31, 2009 and 2008, the Company excluded the impact of its common stock equivalents in the computation of dilutive earnings per share for these periods, as their effect would be anti-dilutive.  The following outstanding instruments could potentially dilute earnings per share in the future:

Total dilutive instruments:
Stock options	1,427,032
Restricted stock units	77,774
Escrowed shares	108,304
Warrants	5,150,000
Total potential dilutive instruments	6,763,110

NOTE 13.	ECONOMIC DEPENDENCE

Direct sales to Liberty Mutual represented 10% or more of net sales and amounted to approximately $4,126,000 and $3,623,000 for the years ended May 31, 2009 and 2008, respectively.   Sales were for rewards products and merchandise for the Enterprise Workforce segment.

Sales to Liberty Mutual represented approximately 19% and 13%, respectively, of revenue for the years ended May 31, 2009 and 2008.  No other customer sales totaled greater than 10% of revenue for years ended May 31, 2009 and 2008.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On January 12, 2009, we received written notice from McGladrey & Pullen, LLP (“McGladrey”) stating that McGladrey was resigning as our independent registered public accounting firm effective upon completion of McGladrey’s review of our consolidated financial statements for the three and six month periods ended November 30, 2008 and the filing of our Quarterly Report on Form 10-Q for the quarter ended November 30, 2008.

The reports of McGladrey on our financial statements for the previous two fiscal years did not contain any adverse opinion or a disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principle except that McGladrey’s report included in our Annual Report on Form 10-K/A for the fiscal year ended May 31, 2008 (the “2008 Annual Report”) included an emphasis paragraph relating to an uncertainty as to the Company’s ability to continue as a going concern.

During the previous two fiscal years and through McGladrey’s resignation, there have been no disagreements with McGladrey on any matters of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of McGladrey, would have caused McGladrey to make reference to the subject matter of such disagreements in their reports on the financial statements for such years.  During the previous two fiscal years and through McGladrey’s resignation, there were no “reportable events” as such term is defined in Item 304(a)(1)(v) of Regulation S-K except that our 2008 Annual Report contained a report in Item 9A(T) by management of a material weakness in internal control over financial reporting, that was identified by McGladrey, as a result of inadequate staffing in our accounting department.   Management has addressed the material weakness by changing staff and increasing the level and the training of its staff at the end of the third quarter and continuing through the fourth quarter of fiscal 2009.

On March 5, 2009, we engaged Cross, Fernandez and Riley, LLP (“CFR”), an independent member of the BDO Seidman LLP Alliance network of firms, to be our independent registered public accounting firm as approved by our Board of Directors, on the advice of its Audit Committee.  During fiscal years 2007 and 2008 and the subsequent interim period, we have not consulted with CFR with respect to any of the matters or reportable events set forth in Item 304(a)(2) of Regulation S-K.

Since they were hired on March 5, 2009, there were (1) no disagreements between us and CFR on any matters of accounting principle or practices, financial statement disclosure, or auditing scope or procedures and (2) no reportable events within the meaning set forth in Item 304(a)(1)(v) of Regulation S-K.  CFR has not issued any reports on our financial statements during the previous two fiscal years.  Accordingly, there were no reports that contained any adverse opinion or a disclaimer of opinion or were qualified or modified as to uncertainty, audit scope or accounting principle.

ITEM 9A(T).	CONTROLS AND PROCEDURES

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

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is a process designed by, or under the supervision of, our principal executive officer and principal financial officer and effected by our Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. Internal control over financial reporting includes policies and procedures that (i) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the Company’s transactions; (ii) provide reasonable assurance that transactions are recorded as necessary for preparation of our financial statements and that receipts and expenditures of the Company’s assets are made in accordance with authorizations of our management and directors; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements. Because of its inherent limitations, internal control over financial reporting is not intended to provide absolute assurance that a misstatement of the Company’s financial statements would be prevented or detected.  Furthermore, the Company’s controls and procedures could be circumvented by the individual acts of some persons, by collusion or two or more people or by management override of the control.  Misstatements due to error or fraud may occur and not be detected on a timely basis.

In our 2008 Annual Report on Form 10-K, we noted that management had identified a material weakness in our internal accounting controls because of insufficient staffing in our accounting department.  Management addressed the material weakness by changing staff and increasing the level and the training of its staff at the end of the third quarter and continuing through the fourth quarter of fiscal 2009.

The Company carried out, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and the Company’s Chief Financial Officer, an evaluation of the effectiveness of our internal control over financial reporting as of May 31, 2009 pursuant to Rule 13a-15 under the Securities Exchange Act of 1934, as amended, using the criteria set forth in the Internal Control over Financial Reporting – Guidance for Smaller Public Companies issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based upon its evaluation, management concluded that our internal control over financial reporting was not effective as of May 31, 2009 because of our inability to test the information technology controls due to the restructuring of our IT department and relocation and consolidation of our corporate headquarters in Canada and Florida to new facilities at the end of our fiscal year. A material weakness is a control deficiency that results in a more than remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis by employees in the normal course of their assigned functions.  The Company is in the process of executing its plan to mitigate this material weakness. Despite the existence of this material weakness, we believe the Company’s consolidated financial statements in this Annual Report on Form 10-K fairly present, in all material respects, the Company’s consolidated financial condition as of May 31, 2009 and 2008, and the consolidated results of its operations and cash flows for the years ended May 31, 2009 and 2008, in conformity with U.S. generally accepted accounting principles.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the SEC that permit the Company to provide only management’s report in this annual report.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Set forth below is certain information regarding our directors and executive officers:

Name	Age	Position
Michael Mullarkey	41	Chairman of the Board of Directors and Acting Chief Financial Officer
Thomas Danis	62	Director
Michael Gerrior	59	Director
Mitchell Tuchman	53	Director
Steve Purello	41	President and Chief Executive Officer

Michael Mullarkey has been the Chairman of our Board of Directors since November 2001 and served as our Chief Executive Officer from April 2001 through January 2007.  Mr. Mullarkey has served as our Acting Chief Financial Officer since the resignation of our previous Chief Financial Officer, Jay Markell, effective as of January 16, 2009.  From April 2003 until December 2006, Mr. Mullarkey assumed the responsibilities of President, a position he previously held from April 2001 until November 2001.  From January 2001 to April 2001, Mr. Mullarkey was the President, Secretary and a Director of Paula Allen Holdings, Inc., a full service outplacement firm in the United States, which we acquired in April 2001.  From October 1999 to December 2000, Mr. Mullarkey returned to Sony Corporation where he served as General Manager.  From January 1998 to September 1999, Mr. Mullarkey was the co-founder and managing director of Information Technology Mergers & Acquisitions, LLC, an investment capital group managing private equity funding and investing in emerging technology markets and organizations.  From October 1989 to February 1997, Mr. Mullarkey was employed by Sony Corporation of America, a subsidiary of Sony Corporation, where his most recent position was Vice President and General Manager.  Prior to serving as Sony Corporation of America’s Vice President and General Manager, Mr. Mullarkey served as its National Sales Manager, a position he held from 1992 to 1994, and prior to that he served as one of its Sales Executives.

Thomas Danis has been a member of our Board of Directors since 2001.  Mr. Danis is currently a consultant with Aon Corporation, a provider of risk management services, insurance and reinsurance brokerage, human capital and management consulting, and specialty  insurance underwriting.  Prior to becoming a consultant in 2007, Mr. Danis served as an executive with Aon from 1992 to 2007.  Mr. Danis is a Board member and founder of RCP Advisors, a Mid Market Fund to Fund headquartered in Chicago, Illinois.  He also serves on the Board of Living Naturally, a technology and marketing company focused on Natural Food Product Stores, headquartered in Sarasota, Florida.  Mr. Danis holds a B.S. from St Louis University and an MBA from the University of Chicago.

Michael Gerrior has been a member of our Board of Directors since April 2001.  From 1988 to present, Mr. Gerrior has been a partner at Perley-Robertson, Hill & McDougall LLP, our Canadian legal counsel where he assists his clients with mergers and acquisitions, securities matters and corporate governance.  He has concluded private placements, venture capital transactions, and public offerings on various exchanges, including NASDAQ, the TSX Venture Exchange, the Toronto Stock Exchange and the Montreal Exchange.  He received his LL.B. from McGill University and also holds a bachelor’s degree in arts from St. Francis Xavier University.   Mr. Gerrior also serves on the Board of Directors of Grey Horse Corporation, TayCon Capital Corporation and Chesstown Capital Inc.

Mitchell Tuchman has been a member of our Board of Directors since November 2005.   Mr. Tuchman is the CEO of MarketRiders, Inc., a registered investment adviser, and brings more than 27 years experience in venture capital, public finance and technology. Previously, Mr. Tuchman was a sub-advisor to Apex Capital, LLC, on its technology micro-cap portfolio. From 1998 - 2001, Mr. Tuchman invested in and advised venture funds and was instrumental in facilitating several key transactions including C2B Technologies’ sale to Inktomi, Net Market Makers sale to Jupiter Communications, and Chrome Data Systems sale to DealerTrack. A Silicon Valley veteran, Mr. Tuchman began his career at Atari, Inc. He currently serves on the Board of Directors of Inuvo  (Amex: INUV) and Phoenix Technologies (Nasdaq: PTEC) and as a director of Kintera, Inc. (Nasdaq: KNTA) was instrumental in its sale to Blackbaud Inc.  Mr. Tuchman received his MBA from Harvard Business School and his BA from Boston University.

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

Audit Committee and Audit Committee Financial Expert

The Board of Directors has a separately designated Audit Committee to oversee its accounting and financial reporting processes and the audits of our financial statements.  The Audit Committee is comprised of three non-employees: Thomas Danis (Chairman); Michael Gerrior; and Mitchell Tuchman The Board has determined that all members of the Audit Committee are “independent” as that term is currently defined in Rule 4200(a)(15) of the listing standards of the NASD and Rule 10A-3(b)(1) of the Securities Exchange Act of 1934.  Mr. Danis has been determined to be an “audit committee financial expert” as defined by the Securities and Exchange Commission.

Company Employee Code of Conduct

The Board has adopted a Code of Conduct that applies to our directors, officers and employees, including our principal executive, financial and accounting officers and persons performing similar functions. The Code of Conduct will be made available, without charge, upon written request made to LeAnn Hitchcock for the Company at its offices located at 485 N. Keller Road, Suite 500, Maitland, FL 32751.  In addition, it is also available on our website at www.workstreaminc.com.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our executive officers, directors and persons who beneficially own more than 10% of a registered class of our equity securities, to file initial reports of ownership and reports of changes in ownership with the Securities and Exchange Commission (“SEC”).  Officers, directors and greater than 10% beneficial owners are required by SEC regulation to furnish us with copies of all Section 16(a) forms they file.

To our knowledge, based solely on a review of the copies of such reports furnished to us and written representations that no other reports were required during the year ended May 31, 2009, all Section 16(a) filing requirements applicable to our officers, directors and greater than 10% beneficial owners were complied with except that Mr. Purello failed to file a Form 4 in a timely manner in February 2009.

Procedures to Recommend Nominees to the Board

There have been no changes to the procedures for security holders to recommend nominees to our Board from those set forth in our Proxy Statement dated April 30, 2009 delivered in connection with our 2008 Annual and Special Meeting of Shareholders.

ITEM 11.	EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

The following table sets forth the cash compensation as well as certain other compensation earned during the last two fiscal years for (i) each person who served as our principal executive officer (“PEO”) during our fiscal year ended May 31, 2009, (ii) each of our other two most highly compensated executive officers other than the PEO who were serving as executive officers as of May 31, 2009; (iii) up to two additional individuals for whom disclosure would have been provided above, but for the fact that the individual was not serving as an executive officer as of May 31, 2009 (collectively referred to as the “Named Executive Officers”):

Name and Principal Position	Year	Salary ($)	Bonus ($)	Restricted Stock Awards ($)(1)	Option Awards ($)(1)	Non-Equity Incentive Plan Compensation ($)	All Other Compensation ($)	Total ($)
Steve Purello, President & Chief Executive Officer (2)	2009 2008	250,000 230,769	-- 62,403	-- 71,000	-- 300,000	-- --	10,365 --	260,365 664,172

Michael Mullarkey, Chairman of the Board & Acting Chief Financial Officer (3)	2009 2008	-- --	39,500 --	-- --	-- --	-- --	261,360(4) 520,000(4)	300,860 520,000

Jay Markell, Former Chief Financial Officer (5)	2009 2008	86,191 124,308	-- --	-- 21,900	-- 10,650	-- --	47,142 --	133,333 156,858

(1)
Represents the compensation expense incurred by us in the respective fiscal year in connection with the grants of restricted common stock or stock options, as applicable, calculated in accordance with FAS 123(R). See Note 1 of Notes to Consolidated Financial Statements under Item 8 for additional information, including valuation assumptions used in calculating the fair value of the award.

(2)
Mr. Purello became our President and Chief Executive Officer in February 2008.  Other compensation includes amount of health care benefits paid by the Company on behalf of Mr. Purello. Mr. Purello receives an annual salary of $250,000.  Other compensation includes amount of health care benefits paid by the Company on behalf of Mr. Purello.

(3)
On January 5, 2009, the Board appointed Michael Mullarkey, the Company’s Executive Chairman, to take on a more active role in the day-to-day operations of the Company and oversee and assist in the financial duties as the Company’s Acting Chief Financial Officer upon the resignation of Mr. Jay Markell effective January 16, 2009.  It was resolved that Mr. Mullarkey would be paid $1,000 per day plus expenses for the time he had spent and will spend on Company business starting in November 2008.  Additionally, the Company pays for his standard employee health insurance benefits.  Effective June 1, 2009, the Compensation Committee agreed to pay Mr. Mullarkey a $39,500 bonus for his work during fiscal 2009.

(4)
During fiscal 2009 and 2008, Mr. Mullarkey earned $44,250 and $85,000, respectively, in connection with fees for his service as the Chairman of the Board.  Fiscal 2008 director fees included $50,000 earned by each director in connection with his service as a member of the Special Committee in connection with our proposed merger transaction with Empagio Acquisition LLC.  In November 2008, each member waived his right to receive such amount due to the termination of the merger transaction in May 2008. Mr. Mullarkey received $435,000 in consulting fees paid pursuant to a Consulting Agreement between us and Mr. Mullarkey, which terminated on September 1, 2008.  Upon the termination of the Consulting Agreement, the Board agreed to pay $1,000 per day plus full standard employee health insurance benefits.  Total consulting fees paid in fiscal 2009 and 2008 were $195,500 and $435,000, respectively.  Other compensation also includes amount of health care benefits paid by the Company on behalf of Mr. Mullarkey.

(5)
Mr. Markell was our Chief Financial Officer from February 2008 until his resignation in January 2009.  Mr. Markell received an annual salary of $140,000.  In connection with Mr. Markell’s resignation, the Company and Mr. Markell entered into a Separation Agreement pursuant to which the Company agreed to pay Mr. Markell three months of severance totaling $35,000 and $10,389 of accrued but unused vacation time.  In addition, the Company agreed to pay for Mr. Markell’s health insurance benefits until March 31, 2009.

EQUITY AWARDS

The following tables set forth certain information concerning equity awards for our Named Executive Officers as of May 31, 2009:

Outstanding Equity Awards at Fiscal Year-End

Option Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($/Sh)	Option Expiration Date
Steve Purello	66,667	33,333	–	1.31	06/01/11 (2)
Principal Executive Officer	400,000	–	–	0.75	12/06/12 (2)

Michael Mullarkey	8,889	4,445	–	1.29	03/01/12 (3)
Principal Financial Officer	6,666	13,334	–	0.69	11/15/12 (3)

Stock Awards
Name	Number of Shares or Units of Stock that have not Vested (#)		Market Value of Share or Units of Stock that have not Vested ($)(1)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or other Rights that have not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or other Rights that have not Vested
Steve Purello	–		–	–	–
Principal Executive Officer

Michael Mullarkey	4,444	(4)	1,644	–	–
Principal Financial Officer	13,333	(4)	4,933

(1)
The market value per restricted stock unit is calculated by multiplying the number of shares of restricted stock that have not vested by the closing stock price of $0.37 per share as quoted on the OTCBB on May 29, 2009.

(2)
Option to purchase 100,000 shares of common stock vests equally over three years from the grant date of June 1, 2006.  Option to purchase 400,000 shares of common stock was immediately vested on the grant date of December 6, 2007.

(3)
Option to purchase 13,334 shares of common stock vests equally over three years from the grant date of March 1, 2007.  Option to purchase 20,000 shares of common stock vests equally over three years from the grant date of November 15, 2007.

(4)
Original grant of 13,334 restricted stock units vesting equally over three years from the grant date of March 1, 2007.  Original grant of 20,000 restricted stock units vesting equally over three years from the grant date of November 15, 2007.

Stock Option Exercises and Holdings

The following table sets forth certain information concerning the exercise of options and the vesting of restricted stock for our Named Executive Officers during the fiscal year ended May 31, 2009:

Option Exercises and Stock Vested

	Option Awards		Stock Awards
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($)(1)
Steve Purello	–	–	–	–
Principal Executive Officer
Michael Mullarkey	–	–	115,557	42,756
Principal Financial Officer

(1)	The dollar value realized on vesting is calculated by multiplying the number of shares of restricted stock that vested by the market value of our common shares on the vesting or issuance date.

Employment Contracts, Termination of Employment and Change-in-Control Arrangements

Steve Purello Employment Agreement
On March 19, 2008, we and Steve Purello agreed to the terms of his employment agreement as President and Chief Executive Officer and entered into an amendment to his employment agreement dated December 6, 2007.  The employment agreement, as amended, has a one-year term that expires on December 6, 2008 and which automatically renews at the end of each renewal term for an additional one-year term unless either party provides prior notice of non-renewal. Mr. Purello will earn an annual base salary of $250,000. As part of his entering into the employment agreement in December 2007, Mr. Purello received 400,000 stock options, all of which have vested, and 100,000 Restricted Stock Units, all of which have vested.  If Mr. Purello’s employment is terminated by the Company without “cause” or by Mr. Purello for “good reason” (as such terms are defined in the agreement), he will be entitled to a payment from the Company equal to twelve months’ salary at the rate then in effect and the value of twelve months of benefits being received by Mr. Purello at the time of his termination.   In the event of a “change in control” (as defined in the employment agreement) during the term of the agreement, any unvested stock options, Restricted Stock Units or restricted stock held by Mr. Purello will become immediately vested and exercisable in full. If following a change in control Mr. Purello is terminated for any reason other than cause, he will receive a payment from the Company equal to twelve months’ salary at the rate then in effect and the value of twelve months of benefits being received by Mr. Purello at the time of termination. If there is a change in control with respect to the 6FigureJobs or Allen and Associates subsidiaries of the Company, Mr. Purello would receive 5% of the proceeds from any such sale and would be required to forfeit to the Company all of his stock options in the Company (unless he declines the 5% proceeds payment, in which case he would maintain such options).

Jay Markell Employment Agreement
Effective February 15, 2008, the date on which Phil Oreste resigned as Chief Financial Officer, we entered into an employment agreement with Jay Markell pursuant to which Mr. Markell became the Chief Financial Officer. The employment agreement had a one-year term with an annual base salary of not less than $140,000. On December 23, 2008, Jay Markell resigned as Chief Financial Officer, effective January 16, 2009.  In connection with Mr. Markell’s resignation, the Company and Mr. Markell entered into a Separation Agreement pursuant to which the Company agreed to pay Mr. Markell three months of severance totaling $35,000 and $10,389 of accrued but unused vacation time.  In addition, the Company agreed to pay for Mr. Markell’s health insurance benefits until March 31, 2009.  As part of Separation Agreement, Mr. Markell agreed to forfeit options to purchase 26,000 common shares of the Company and 40,000 restricted stock units.  In addition, Mr. Markell agreed to continue to be bound by the non-competition and non-solicitation provisions of his Employment Agreement for the time periods set forth therein.

Michael Mullarkey Employment Arrangement
On January 5, 2009, the Board appointed Michael Mullarkey, the Company’s Executive Chairman, to take on a more active role in the day-to-day operations of the Company and oversee and assist in the financial duties as the Company’s Acting Chief Financial Officer upon the resignation of Mr. Jay Markell effective January 16, 2009.  It was resolved that Mr. Mullarkey would be paid $1,000 per day plus expenses for the time he had spent and will spend on Company business starting in November 2008.  Additionally, he is entitled to standard employee health insurance benefits.  Effective June 1, 2009, the Compensation Committee agreed to pay Mr. Mullarkey a salary of $300,000 rather than the daily rate and on June 8, 2009 they approved a $39,500 bonus for his work during fiscal 2009.

Compensation of Directors for Fiscal Year 2009

All directors are entitled to reimbursement of their reasonable out-of-pocket expenses incurred in attending Board and committee meetings.  Prior to November 2008, directors who were not also Workstream employees or professionals on retainer with Workstream were paid based on an annual fee plus received additional compensation for their services on committees and as Chairman of the Board or committee.  In November 2008 as part of the corporate cost cutting efforts, the Board resolved to reduce the Board Fees to $3,000 per month, payable monthly, and resolved that no member of the Board will be entitled to receive any additional compensation other than the Board Fee in connection with his service as a member of any of the Audit Committee, Compensation Committee, Special Committee or Nominating Committee of the Board.

Each director is eligible to participate in our 2002 Amended and Restated Stock Option Plan and is to receive 20,000 restricted stock units and option grants each year.

The following table sets forth total compensation paid to the directors for their services during the fiscal year ended May 31, 2009:

Director Compensation Table
	Fees Earned or	Option		RSU		All Other
	Paid in Cash	Awards		Awards		Compensation	Total
Name	($)	($)		($)		($)	($)
Thomas Danis Audit Committee Chairman	(1)	7,129	(2)	68,317	(1)(4)	--	75,446

Michael Gerrior	35,500	7,129	(2)	14,067	(4)	--	56,696

Mitchell Tuchman Compensation Committee Chairman	53,000	7,151	(3)	13,956	(5)	--	74,107

(1)
In April 2009, Mr. Danis received 200,926 shares of our common stock through the issuance of a restricted stock option grant valued at $54,250 based on the market price of our common stock upon issuance.  This grant was paid to him in lieu of cash for director fees of $43,000 earned in fiscal 2009 and $11,250 unpaid in fiscal 2008, respectively.

(2)
As of May 31, 2009, the director held options to acquire 60,000 shares of our common stock of which 39,999 were fully vested and exercisable at exercise prices ranging from $0.69 to $1.32.  We recorded non-cash stock based compensation expense of $7,129 in accordance with FAS 123R related to these options during fiscal 2009.

(3)
As of May 31, 2009, the director held options to acquire 60,000 shares of our common stock of which 39,999 were fully vested and exercisable at exercise prices ranging from $0.69 to $1.28.  We recorded non-cash stock based compensation expense of $7,151 in accordance with FAS 123R related to these options during fiscal 2009.

(4)
The director received 33,334 vested restricted stock units in April 2009 at a market value of $12,334.  The director has 19,999 unvested restricted stock units outstanding as of May 31, 2009.  We recorded non-cash stock based compensation expense of $14,067 in accordance with FAS 123R related to the vesting of RSU awards during fiscal 2009.

(5)
The director received 33,334 vested restricted stock units in April 2009 at a market value of $12,334.  The director has 19,999 unvested restricted stock units outstanding as of May 31, 2009.  We recorded non-cash stock based compensation expense of $13,956 in accordance with FAS 123R related to the vesting of RSU awards during fiscal 2009.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

SECURITY OWNERSHIP OF PRINCIPAL SHAREHOLDERS

The following table sets forth as of September 4, 2009 certain information with respect to the beneficial ownership of each person whom we knew or, based on the filing of a Schedule 13G, believe to be the beneficial owner of more than 5% of our common shares.

Name and Address of Beneficial Owner	Common Shares Number of Shares (1)	Percent

Michael Mullarkey c/o Workstream Inc. 485 N. Keller Rd, Suite 500 Maitland, FL 32751	11,157,112	19.57%

Charles H. Finnie 128 Alvarado Road Berkeley, CA 94705	5,171,184	9.07%

Odessy Value Advisors, LLC 601 Montgomery, Suite 1112 San Francisco, CA 94111	4,945,358	8.68%

Janus Capital Management LLC 151 Detroit Street Denver, CO 80206	3,328,308	5.68%

Greggory Schneider 10445 Wilshire Blvd #1806 Los Angeles, CA 90024	3,432,500	6.02%

(1)
With respect to each shareholder, the number of shares includes any shares issuable upon exercise of options or warrants held by such shareholder that are or will become exercisable within 60 days of September 4, 2009.

SECURITY OWNERSHIP OF MANAGEMENT

The following table sets forth as of September 4, 2009 the beneficial ownership of our common stock by (i) each director, (ii) each Named Executive Officers and (iii) all the directors and executive officers as a group.

Name of Beneficial Owner	Amount and Nature of Beneficial Ownership(1)	Percent of Class

Michael Mullarkey	11,157,112(2)	19.57%
Thomas Danis	320,926(3)	*
Michael A. Gerrior	114,000(3)	*
Mitchell Tuchman	140,015(3)	*
Steve Purello	841,600(4)	1.46%
Jay Markell(5)	--	*
All current executive officers and directors as a group (5 persons)	12,573,653(6)	21.82%
*  Less than 1%.

(1)
With respect to each beneficial owner, the number of shares includes any shares issuable upon exercise of options held by such beneficial owner that are or will become exercisable within 60 days of September 4, 2009.  Unless otherwise noted, each beneficial owner has sole voting and investment power over the shares that he owns.  Each of these persons may be contacted at our Company address.

(2)	Includes options exercisable for 15,555 common shares.
(3)	Includes options exercisable for 39,999 common shares.
(4)	Includes options exercisable for 500,000 common shares.
(5)	Mr. Markell resigned as our Chief Financial Officer effective as of January 16, 2009.
(6)	Includes options exercisable for 635,555 common shares.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

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

On March 5, 2009, we engaged Cross, Fernandez and Riley, LLP (“CFR”), an independent member of the BDO Seidman LLP Alliance network of firms, to be our independent registered public accounting firm as approved by our Board of Directors, on the advice of its Audit Committee.  During fiscal years 2007 and 2008 and the subsequent interim period, we have not consulted with CFR with respect to any of the matters or reportable events set forth in Item 304(a)(2) of Regulation S-K.

Since they were hired on March 5, 2009, there have been (1) no disagreements between us and CFR on any matters of accounting principle or practices, financial statement disclosure, or auditing scope or procedures and (2) no reportable events within the meaning set forth in Item 304(a)(1)(v) of Regulation S-K.  CFR has not issued any reports on our financial statements during the previous two fiscal years.  Accordingly, there were no reports that contained any adverse opinion or a disclaimer of opinion or were qualified or modified as to uncertainty, audit scope or accounting principle.

FEES PAID TO AUDITORS

As part of its duties, the Audit Committee has also considered whether the provision of services other than audit services by the independent auditors to us is compatible with maintaining the auditors' independence.  During the fiscal years ended May 31, 2009 and 2008, we incurred fees that were billed by CFR and McGladrey & Pullen, LLP (“McGladrey”), our former auditors, for services rendered in connection with the following services:

Audit Fees

Audit fees consist of those fees incurred in connection with statutory and regulatory filings or engagements and fees necessary to perform an audit or review in accordance with Generally Accepted Auditing Standards.  These fees also include charges for accounting research in connection with the audit and audit committee and shareholder meeting attendance.   Audit fees related to fiscal 2009 services billed by CFR were $160,428.  Audit fees related to fiscal 2009 and fiscal 2008 services billed by McGladrey were $61,755 and $371,509, respectively.

Audit-Related Fees
Audit-related fees consist of the fees for reviewing registration statements, due diligence procedures and research and consultation on proposed transactions including the Empagio Merger.  Audit-related fees related to fiscal 2009 and fiscal 2008 services billed by McGladrey were $31,200 and $4,504, respectively.

Tax Fees
Tax fees relate to tax consultation and compliance services, and additional tax research. All of these fees were pre-approved by the Audit Committee.   Tax fees related to fiscal 2009 services billed by CFR were $35,000.  Tax fees related to fiscal 2008 services billed by McGladrey were $96,300.

All Other Fees
There were no other fees billed by CFR or McGladrey in fiscal 2009 and 2008.

The Audit Committee has considered the services provided by CFR and McGladrey as disclosed above in the captions “audit related fees” and “all other fees” and has concluded that such services are compatible with the independence of CFR and McGladrey as the Company’s current and former principal accountant, respectively.

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

Financial Statements

The following financial statement documents are filed as part of this Form 10-K:
Consolidated Balance Sheets at May 31, 2009 and 2008
Statements of Operations and Comprehensive Loss for the fiscal years ended May 31, 2009 and 2008
Statements of Stockholders’ Equity (Deficit) for the fiscal years ended May 31, 2009 and 2008
Statements of Cash Flows for the fiscal years ended May 31, 2009 and 2008
Notes to Financial Statements

Exhibits

The following Exhibits are filed as part of this Form 10-K:

Exhibit No	Exhibit Description
3.1	Articles of Incorporation, as amended (incorporated by reference to Exhibit 3.1 to the Registration Statement on Form F-1 (File No. 333-87537)).
3.2	Articles of Amendment, dated July 26, 2001 (incorporated by reference to Exhibit 1.2 of Form 20-F of Workstream Inc. for the fiscal year ended May 31, 2001).
3.3	Articles of Amendment, dated November 6, 2001 (incorporated by reference to Exhibit 1.3 of Form 20-F of Workstream Inc. for the fiscal year ended May 31, 2001).
3.4	Articles of Amendment, dated November 7, 2002 (incorporated by reference to Exhibit 4.4 to the Registration Statement on Form F-3 (File No. 333-101502).
3.5	By-law No. 1 and No. 2 (incorporated by reference to Exhibit 3.2 to the Registration Statement on Form F-1 (File No. 333-87537)).
3.6	By-law No. 3 (incorporated by reference to Exhibit 1.5 of Form 20-F of Workstream Inc. for the fiscal year ended May 31, 2001).
4.1	Form of common share certificate (incorporated by reference to Exhibit 4.1 to the Registration Statement on Form F-1 (File No. 333-87537)).
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

4.17
Registration Rights Agreement dated as of December 31, 2003 by and among Workstream Inc. and certain purchasers (incorporated by reference to Exhibit 4.9 to the quarterly report on Form 10-Q for the quarter ended February 29, 2004).

4.18
Registration Rights Agreement dated December 15, 2004 among Workstream, Rubicon Master Fund, Union Spring Fund Ltd., Sunrise Equity Partners, LP, Sunrise Foundation Trust and Nathan A. Low (incorporated by reference to Exhibit 4.1 to the current report on Form 8-K filed December 21, 2004).

4.19	Form of Warrant issued on December 15, 2004 (incorporated by reference to Exhibit 4.2 to the current report on Form 8-K filed December 21, 2004).
4.20	Form of Special Warrant issued on August 3, 2007 (incorporated by reference to Exhibit 4.1 of the current report on Form 8-K filed July 31, 2007).
4.21	Form of Warrant issued on August 3, 2007 (incorporated by reference to Exhibit 4.2 to the current report on Form 8-K filed July 31, 2007).
4.22	Form of Warrant issued on August 31, 2008 (incorporated by reference to Exhibit 4.1 of the current report on Form 8-K filed September 5, 2008).
4.23	Form of Senior Secured Note issued on August 31, 2008 (incorporated by reference to Exhibit 410.2 to the current report on Form 8-K filed September 5, 2008).
4.24
Amended and Restated Registration Rights Agreement dated August 29, 2008 among Workstream and the holders of the Special Warrants (incorporated by reference to Exhibit 4.2 to the current report on Form 8-K filed September 5, 2008).

10.1**
Workstream Inc. 2002 Amended and Restated Stock Option Plan, as amended as of November 7, 2002 (incorporated by reference to Exhibit 10.1 to the quarterly report on Form 10-Q for the quarter ended November 30, 2002).

10.2**	Consulting Agreement dated march 1, 2007 between Michael Mullarkey and Workstream Inc. (incorporated by reference to Exhibit 10.1 to the current report on Form 8-K filed March 7, 2007).
10.3
Merger Agreement dated August 30, 2002, among Workstream Inc., Workstream Acquisition II, Inc. and Xylo, Inc. (incorporated by reference to Exhibit 2.1 to the report on Form 8-K filed September 4, 2002).

10.4
Agreement and Plan of Merger dated May 24, 2004, as amended, by and between Kadiri, Inc., Workstream Inc. and Workstream Acquisition III, Inc. (incorporated by reference to Exhibits 2.1 and 2.2 to the report on Form 8-K filed June 14, 2004).

10.5
Asset Purchase Agreement dated as of July 14, 2003 by and between Perform, Inc. and Workstream Inc. (incorporated by reference to Exhibit 10.1 to the quarterly report on Form 10-Q for the quarter ended November 30, 2003).

10.6	Asset Purchase Agreement dated as of March 27, 2004, as amended, by and between Workstream USA, Inc., Workstream Inc. and Peopleview, Inc.
10.7
Securities Purchase Agreement dated December 15, 2004 among Workstream, Rubicon Master Fund, Union Spring Fund Ltd., Sunrise Equity Partners, LP, Sunrise Foundation Trust and Nathan A. Low (incorporated by reference to Exhibit 10.1 to the current report on Form 8-K filed December 21, 2004).

10.8
Agreement and Plan of Merger dated June 29, 2004 among Workstream, Workstream Acquisition IV, Inc. and Bravanta, Inc. (incorporated by reference to Exhibit 2.1 to the current report on Form 8-K filed August 11, 2004).

10.9
Asset Purchase Agreement dated December 20, 2004 among Workstream, Workstream USA, Inc. and ProAct Technologies Corporation (incorporated by reference to Exhibit 10.1 to the current report on Form 8-K filed January 6, 2005).

10.10
Amendment to Asset Purchase Agreement dated December 30, 2004 among Workstream, Workstream USA, Inc. and ProAct Technologies Corporation (incorporated by reference to Exhibit 10.2 to the current report on Form 8-K filed January 6, 2005).

10.11
Registration Rights Agreement dated December 30, 2004 between Workstream and ProAct Technologies Corporation (incorporated by reference to Exhibit 10.3 to the current report on Form 8-K filed January 6, 2005).

10.12	Promissory Note dated December 30, 2004 issued to ProAct Technologies Corporation (incorporated by reference to Exhibit 10.4 to the current report on Form 8-K filed January 6, 2005).
10.13
Asset Purchase Agreement dated August 31, 2004 among Workstream, Workstream USA, Inc. and Peoplebonus.com, Inc. (incorporated by reference to Exhibit 10.1 to the quarterly report on Form 10-Q for the quarter ended August 31, 2004).

10.14**	Employment Agreement dated as of December 3, 2006 between Workstream, Inc. and Deepak Gupta (incorporated by reference to Exhibit 10.1 to the current report on Form 8-K filed December 7, 2006).
10.15**	Severance Agreement dated February 29, 2008 between Workstream, Inc. and Deepak Gupta (incorporated by reference to Exhibit 10.1 to the current report on Form-8-K filed February 29, 2008).
10.16**	Employment Agreement dated as of June 11, 2007 between Workstream, Inc. and Phil Oreste (incorporated by reference to Exhibit 10.1 to the current report on Form 8-K filed June 15, 2007).
10.17**	Severance Agreement dated February 15, 2008 between Workstream, Inc. and Phil Oreste (incorporated by reference to Exhibit 10.1 to the current report on Form-8 filed February 15, 2008).
10.18**	Employment Agreement dated as of April 4, 2005 between Workstream, Inc. and Stephen Lerch (incorporated by reference to Exhibit 10.1 to the current report on Form 8-K filed April 7, 2005).
10.19**	Severance Agreement dated August 25, 2007 between Workstream, Inc. and Stephen Lerch (incorporated by reference to Exhibit 10.1 to the current report on Form-8-K filed September 14, 2007).
10.20**	Employment Agreement dated February 15, 2008 between Workstream, Inc. and Jay Markell (incorporated by reference to Exhibit 10.2 to the current report on Form-8-K filed February 29, 2008).
10.21**	Severance Agreement dated December 23, 2008 between Workstream, Inc. and Jay Markell (incorporated by reference to Exhibit 10.1 to the current report on Form-8-K filed December 30, 2008).
10.22**
Amendment to Severance Agreement dated as of January 16, 2009 between Workstream, Inc. and Jay Markell (incorporated by reference to Exhibit 10.1 to the current report on Form-8-K filed January 22, 2009).

10.23**	Employment Agreement dated March 19, 2008 between Workstream, Inc. and Steve Purello (incorporated by reference to Exhibit 10.1 to the current report on Form-8-K filed March 19, 2008).
10.24	Transaction Agreement dated July 25, 2007 among the company and the investors listed therein (incorporated by reference to Exhibit 4.2 to the current report on Form - 8-K filed July 31, 2007).
10.25
Form of Exchange Agreement dated as of August 29, 2008 among the Company and each Investor set forth therein (incorporated by reference to Exhibit 10.3 to the current report on Form 8-K filed September 5, 2008).

10.26
Security Agreement dated as of August 29, 2008 among the Company, each subsidiary of the Company and the investors set forth therein (incorporated by reference to Exhibit 10.3 to the current report on Form 8-K filed September 5, 2008).

10.27
Form of Guaranty dated August 29, 2008 from each subsidiary of the Company in favor of each Investor (incorporated by reference to Exhibit 10.4 to the current report on Form 8-K filed September 5, 2008).

*21.1	List of Subsidiaries.
*23.1	Consent of Cross, Fernandez & Riley, LLP
*23.2	Consent of McGladrey & Pullen, LLP
*31.1	Certification of Chief Executive Officer Pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes Oxley Act of 2002.
*31.2	Certification of Chief Financial Officer Pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes Oxley Act of 2002.
*32.1	Certifications of the Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

* Filed herewith.

** Constitutes a management contract for compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WORKSTREAM INC.

By:	/s/ Steve Purello
Steve Purello,
President and Chief Executive Officer

Dated	September 14, 2009

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Steve Purello	President and Chief Executive Officer	September 14, 2009
Steve Purello	(Principal Executive Officer)

/s/ Michael Mullarkey	Chairman of the Board	September 14, 2009
Michael Mullarkey	(Principal Financial Officer)

/s/ Michael A. Gerrior	Director	September 14, 2009
Michael A. Gerrior

/s/ Thomas Danis	Director	September 14, 2009
Thomas Danis

/s/ Mitchell Tuchman	Director	September 14, 2009
Mitchell Tuchman