Form 10-Q
period 2009-08-31
WORKSTREAM INC
filed 2009-10-15
CIK 1095266

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark One)
☑  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2009

OR

☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 001-15503

WORKSTREAM INC.
(Exact name of registrant as specified in its charter)

Canada	N/A
(State or other jurisdiction of	(IRS Employer Identification No.)
incorporation or organization)

485 N. Keller Road, Suite 500	32751
Maitland, Florida	(Zip Code)
(Address of principal executive offices)

Registrant’s telephone number, including area code:	(407) 475-5500

Indicate by check mark whether the registrant:  (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑                No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.   See definition of “accelerated filer,” “large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (check one):
Large accelerated filer  ☐                    Accelerated filer  ☐                    Non-accelerated filer  ☐          Smaller reporting company  ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes ☐    No ☑

As of October 13, 2009, there were 56,993,312 common shares, no par value, outstanding, excluding 108,304 common shares held in escrow.

i

WORKSTREAM INC.

For the Three Months Ended August 31, 2009

ii

WORKSTREAM INC.
CONSOLIDATED BALANCE SHEETS

	Notes	August 31, 2009	May 31, 2009
ASSETS:	2	(Unaudited)
Current assets:
Cash and cash equivalents		$1,068,224	$1,643,768
Accounts receivable, net	3	2,421,743	2,746,360
Prepaid expenses and other assets		148,851	146,609
Total current assets		3,638,818	4,536,737

Equipment, net		753,005	757,050
Other assets		30,990	30,990
Acquired intangible assets, net		-	21,500
Goodwill		17,729,448	17,729,448

TOTAL ASSETS		$22,152,261	$23,075,725

LIABILITIES AND STOCKHOLDERS’ DEFICIT:	2
Current liabilities:
Accounts payable		$1,891,633	$1,856,892
Accrued liabilities		2,901,781	2,924,145
Accrued compensation		382,647	526,935
Senior secured notes payable and accrued interest	1, 4	20,667,195	20,158,044
Embedded put derivative	4	521,026	493,693
Current portion of long-term obligations		205,424	199,516
Deferred revenue		1,936,782	2,591,328
Total current liabilities		28,506,488	28,750,553

Long-term obligations less current portion		242,347	124,594
Deferred revenue – long term		1,091	-
Common stock warrant liability	1	425,600	-
Total liabilities		29,175,526	28,875,147

Commitments and Contingencies	5

STOCKHOLDERS’ DEFICIT:	6
Preferred stock, no par value		-	-
Common stock, no par value		113,668,376	113,668,376
Additional paid-in capital		17,965,944	18,269,589
Accumulated other comprehensive loss		(883,790)	(861,074)
Accumulated deficit		(137,773,795)	(136,876,313)
Total stockholders’ deficit	1	(7,023,265)	(5,799,422)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT		$22,152,261	$23,075,725

See accompanying notes to these consolidated financial statements.

WORKSTREAM INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(Unaudited)

		Three Months Ended
	Notes	August 31, 2009	August 31, 2008
Revenues:
Software		$1,502,211	$1,791,457
Professional services		234,338	721,971
Rewards		1,527,930	1,518,915
Career networks		947,266	1,520,544
Revenues, net		4,211,745	5,552,887

Cost of revenues		1,289,688	1,602,470

Gross profit		2,922,057	3,950,417

Operating expenses:
Selling and marketing		456,668	1,302,607
General and administrative		2,021,856	2,925,486
Research and development		429,139	1,302,102
Amortization and depreciation		281,777	480,774
Total operating expenses		3,189,440	6,010,969

Operating loss		(267,383)	(2,060,552)

Other income (expense):
Interest income and expense, net		(514,075)	3,590
Change in fair value of warrants and derivative	4	423,467	-
Other income and expense, net		(1,602)	38,859
Other income (expense)		(92,210)	42,449

Loss before income tax expense		(359,593)	(2,018,103)

Income tax expense		(289)	(33,479)

NET LOSS		$(359,882)	$(2,051,582)

Basic and diluted loss per share	8	$(0.01)	$(0.04)

Net loss		$(359,882)	$(2,051,582)
Comprehensive loss:
Foreign currency translation adjustments		(22,716)	3,912

COMPREHENSIVE LOSS		$(382,598)	$(2,047,670)

See accompanying notes to these consolidated financial statements.

WORKSTREAM INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT
(Unaudited)

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-In	Comprehensive	Accumulated	Stockholders'	Comprehensive
	Shares	Amount	Capital	Loss	Deficit	Deficit	Loss
Balance at May 31, 2009	56,993,312	$113,668,376	$18,269,589	$(861,074)	$(136,876,313)	$(5,799,422)

Restricted stock unit grants and expense	-	-	14,938	-	-	14,938
Stock option expense	-	-	20,217	-	-	20,217
Cumulative effect of change in accounting principle for warrant classification	-	-	(338,800)	-	(537,600)	(876,400)
Net loss	-	-	-	-	(359,882)	(359,882)	$(359,882)
Cumulative translation adjustment	-	-	-	(22,716)	-	(22,716)	(22,716)
Comprehensive loss		-	-	-	-	-	$(382,598)
Balance at August 31, 2009	56,993,312	$113,668,376	$17,965,944	$(883,790)	$(137,773,795)	$(7,023,265)

See accompanying notes to these consolidated financial statements.

WORKSTREAM INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended
	August 31, 2009	August 31, 2008
Cash flows provided by (used in) operating activities:
Net loss	$(359,882)	$(2,051,582)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization and depreciation	281,777	480,774
Leasehold inducement amortization	6,270	(13,582)
Provision for bad debt	152,034	168,608
Stock related compensation	35,155	93,687
Change in fair value of warrants and derivative	(423,467)	-
Net change in components of working capital:
Accounts receivable	172,583	(327,661)
Prepaid expenses and other assets	(2,242)	154,231
Accounts payable	122,689	(247,135)
Accrued liabilities	486,787	459,674
Accrued compensation	(144,288)	(394,542)
Deferred revenue	(653,455)	(238,660)
Net cash used in operating activities	(326,039)	(1,916,188)

Cash flows provided by (used in) investing activities:
Purchase of equipment	(99,385)	(8,641)
Decrease in restricted cash	-	(34,385)
Proceeds from short-term investments	-	9,091
Net cash provided by (used in) investing activities	(99,385)	(33,935)

Cash flows provided by (used in) financing activities:
Repayment of long-term obligations	(128,566)	(78,979)
Net cash provided by (used in) financing activities	(128,566)	(78,979)

Effect of exchange rate changes on cash and cash equivalents	(21,554)	(96,284)

Net increase (decrease) in cash and cash equivalents	(575,544)	(2,125,386)
Cash and cash equivalents, beginning of period	1,643,768	3,435,337

Cash and cash equivalents, end of period	$1,068,224	$1,309,951

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$7,774	$15,009
Taxes	$7,225	$-

Supplemental schedule of non-cash investing and financing activities:
Equipment acquired under capital leases	$160,042	$-
Cumulative effect of change in accounting principle for warrant classification	$876,400	$-
Exchange of warrant liability for senior secured notes payable	$-	$19,000,000

See accompanying notes to these consolidated financial statements.

WORKSTREAM INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE  1.     THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Unaudited Interim Financial Information

The accompanying consolidated balance sheet as of August 31, 2009, the consolidated statements of operations and comprehensive loss for the three months ended August 31, 2009 and 2008, and the consolidated statements of cash flows for the three months ended August 31, 2009 and 2008 are unaudited but include all adjustments (consisting of normal recurring adjustments) that are, in the opinion of management, necessary for a fair presentation of our financial position at such dates and our results of operations and cash flows for the periods then ended, in conformity with accounting principles generally accepted in the United States (“GAAP”).  The consolidated balance sheet as of May 31, 2009 has been derived from the audited consolidated financial statements at that date but, in accordance with the rules and regulations of the United States Securities and Exchange Commission (“SEC”), does not include all of the information and notes required by GAAP for complete financial statements.  Operating results for the three months ended August 31, 2009 are not necessarily indicative of results that may be expected for the entire fiscal year. The consolidated financial statements should be read in conjunction with the consolidated financial statements and notes for the fiscal year ended May 31, 2009 included in the Company’s Form 10-K filed with the SEC on September 14, 2009.

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

Going Concern and Management’s Assessment of Liquidity

The opinion of our independent registered public accounting firm on the audited financial statements as of and for the year ended May 31, 2009 contained an explanatory paragraph regarding substantial doubt about our ability to continue as a going concern.

The Company has incurred substantial losses in recent years and months and, as a result, has a stockholders deficit of $7,023,265 as of August 31, 2009.  Losses for the three months ended August 31, 2009 were $359,882 and losses for the years ended May 31, 2009 and 2008 were $4,856,356 and $52,616,875, respectively.  The Company's ability to continue as a going concern depends, primarily, upon its ability to successfully refinance approximately $20.7 million of its senior secured notes payable (the “Notes”), including accrued interest thereon that went into default on May 22, 2009 due to the Company’s suspension of trading on the NASDAQ Stock Market as a result of its stockholders deficit.  Our ability to continue as a going concern is also dependent upon our ability to generate positive cash flows from operations.   The accompanying financial statements have been prepared on a going concern basis, which assumes continuity of operations and realization of assets and liabilities in the ordinary course of business.  The financial statements do not include any adjustments that might result if the Company was forced to discontinue its operations.

In August 2009, the Company signed a term sheet with the holders of the Notes (“Holders”), whereby the Holders agreed to restructure the Notes. The term sheet provides that the Holders would exchange the Notes and the accrued interest thereon (approximately $20.7 million as of August 31, 2009) into $9.5 million of new senior secured notes with the balance as convertible notes.  The proposed new notes would accrue interest at a rate of 9.5% per annum and have a maturity date of July 31, 2012.  The Company and the Holders are negotiating the final terms of the refinancing documents and expect to close the transaction during the Company’s second fiscal quarter ending November 30, 2009.

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

Due to significant reductions in operating expenses in the fourth quarter of fiscal 2008 and throughout fiscal 2009, management believes the current liquidity will be sufficient to meet its anticipated working capital and capital expenditure requirements upon the refinancing of the Notes.  The current operating loss is the result of current economic conditions and is a reflection of the overall health of the economy as a whole.  As it relates to the Career Networks segment of the business, management believes that the career transition services will gain strength with new programs implemented at the end of the first quarter of fiscal 2010.   Based on an analysis of our current contracts, forecasted new business, our current backlog and current expense level, management believes the Company will meet its cash flow needs for fiscal 2010 assuming the successful refinancing of the Notes.  If these measures fall short, management will consider additional cost savings measures, including cutting back product development initiatives, further reducing general and administrative expenses and reducing sales and marketing expenditures.  We recognize that there are no assurances that the Company will be successful in meeting its cash flow requirements, however, management is confident that, if necessary, there are other alternatives available to fund operations and meet cash requirements during fiscal 2010.

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

Significant estimates and assumptions made by management include the assessment of goodwill impairment.  When assessing goodwill for possible impairment, significant estimates include future cash flow projections, future revenue growth rates, the appropriate discount rate reflecting the risk inherent in future cash flows, the interpretation of current economic indicators and market valuations and our strategic plans with regard to our operations.  It is reasonably possible that those estimates may change in the near-term and may materially affect future assessments of goodwill impairment.  Other significant estimates include the provision for doubtful accounts, valuing derivative instruments, valuing compensation related to stock-based transactions, and estimating future taxable income and the probability that net operating loss carry-forwards will be utilized.

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

Warrant Liability

On June 1, 2009, the Company adopted Emerging Issues Task Force consensus 07-05, “Determining Whether an Instrument (or Embedded Feature) is Indexed to an Entity’s Own Stock” (“EITF 07-05”).  EITF 07-05 requires a new 2-step test for determination of whether an equity-linked financial instrument (or embedded feature) is indexed to its own stock. Step 1 is to evaluate the instrument's contingent exercise provisions, if any, and step 2 is to evaluate the instrument's settlement provisions.  The Company evaluated its existing current instruments previously classified as equity immediately prior to the adoption of EITF 07-05 and determined that the warrants issued in conjunction with its Senior Secured Notes Payable are not indexed to the Company’s own stock under the requirements of EITF 07-05 due primarily to the reset provisions of the warrant in the event of lower priced financing transactions.  Therefore, they were reclassified out of equity to a liability classification as of June 1, 2009 via a cumulative effect adjustment (as required by EITF 07-05).  Subsequent changes to the fair value of the liability after June 1, 2009 will be included in the consolidated statements of operations and comprehensive loss.  The table below details the effect of the adoption of EITF 07-05 on the Company’s financial statements as of June 1, 2009:

		Effect of Adoption
	May 31, 2009	of EITF 07-05		June 1, 2009
Common stock warrant liability	-	876,400	(1)	876,400
Additional paid-in capital	18,269,589	(338,800)	(2)	17,930,789
Accumulated deficit	(136,876,313)	(537,500)	(3)	(137,413,813)

(1)	Fair value of warrants on May 31, 2009.
(2)	Fair value of warrants upon issuance on August 29, 2008.
(3)	Cumulative change in fair value of warrants from August 29, 2008 through May 31, 2009.

The fair value of the warrants were valued using a lattice-based valuation model with the following key inputs:

	August 29, 2008	May 31, 2009	August 31, 2009
Stock Price	$0.20	$0.37	$0.21
Exercise Price	$0.25	$0.25	$0.25
Expected volatility	74%-117%	94%-194%	69%-172%
Expected dividend yield	0%	0%	0%
Expected term (in years)	3.9	3.2	2.9
Risk-free interest rate	1.97%-2.60%	.14%-1.42%	.06%-.95%

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

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of August 31, 2009.  The Company uses the market approach to measure fair value for its Level 1 financial assets which includes cash equivalents.  The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities.  There were no cash equivalents as of August 31, 2009.  The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values due to the short-term nature of these instruments.  These instruments include cash, accounts receivable, accounts payable and accrued liabilities.

The Company’s Senior Secured Notes were initially valued using multiple, probability-weighted cash flow outcomes at credit-risk adjusted market rates.  The fair value of the Notes is being accreted to the Face Value including accrued interest of $22,835,685 until August 29, 2010 through interest expense using the effective interest method.  The fair value of the Notes on August 31, 2009 was $20,667,195, including accrued interest thereon.

The embedded put derivative on the Company’s Senior Secured Notes was valued in accordance with FAS No. 157 using multiple, probability-weighted cash flow outcomes (Level 3 inputs) at credit-risk adjusted market rates (Level 2 inputs).  The Company’s warrants related to the Notes were valued using a lattice-based valuation model with the inputs detailed above under Warrant Liability.

The following table details the change in the fair value of our financial instruments using significant unobservable inputs (Level 3) during the three months ended August 31, 2009:

	Embedded	Warrant
	Put Derivative	Liability		Total
Fair value as of May 31, 2009	493,693	876,400	(1)	1,370,093
Change in fair value of warrants and derivative	27,333	(450,800)		(423,467)
Fair value as of August 31, 2009	521,026	425,600		946,626

(1)	Fair value of warrants as of May 31, 2009 recorded as a liability in the Company’s financial statements upon initial adoption of EITF 07-05 on June 1, 2009.

In February 2008, FASB issued FSP FAS 157-2, “Effective Date of FASB Statement No. 157,” which amends FAS No. 157 by delaying its effective date by one year for non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis.  Accordingly, the Company began applying fair value measurements for all non-financial assets and non-financial liabilities on June 1, 2009.  This application did not have a significant impact on the Company’s results of operations, financial position or cash flows for the three months ended August 31, 2009.

Derivative Financial Instruments

The Company’s Senior Secured Notes contain a contingent put reflected in the contractual rights of default.  Under these provisions, the Holder has the right to put the Notes back to the Company for 110% of face value in the event of certain equity-indexed defaults, such as listing failure and non-delivery of common shares issuable upon exercise of certain warrants.  Under FAS No. 133, “Accounting for Derivative Financial Instruments and Hedging Activities,” the risks of equity are inconsistent with the risks of the debt host and, therefore, embedded put derivatives such as these require bifurcation and separate classification at fair value.  The embedded put derivative and certain Company issued warrants are recorded at fair value, marked-to-market at each reporting period and classified in the Company’s balance sheet as a separate line item.

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

For career transition services, the Company bills the client 50% when the assignment starts and the remaining 50% when the assignment is completed or upon a later date as agreed.  The Company recognizes revenue when all of the revenue recognition criteria are met, which is typically when services have been completed.

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

Accounting for Stock-Based Compensation

On June 1, 2006, the Company adopted the provisions of FAS No. 123R, “Share-Based Payments” (“FAS No. 123R”) which requires it to recognize expense related to the fair value of stock-based compensation awards.  Stock-based compensation expense for all stock-based compensation awards granted on or subsequent to June 1, 2006 is based on the grant date fair value estimated in accordance with the provisions of FAS No. 123R.  Compensation expense for stock option awards is recognized on a straight-line basis over the requisite service period of the award.

We use the Black-Scholes option-pricing model to value our stock option grants under FAS No. 123R. FAS No. 123R also requires us to estimate forfeitures in calculating the expense related to stock-based compensation, and it requires us to reflect cash flows resulting from excess tax benefits related to those options as a cash inflow from financing activities rather than as a reduction of taxes paid.

The assumptions in the table presented below were used to calculate the fair-value of share-based payment awards using the Black-Scholes option pricing model, which values options based on the stock price at the grant date, the expected life of the option, the estimated volatility of the stock, expected dividend payments, and the risk-free interest rate over the expected life of the option.  The dividend yield was calculated by dividing the current annualized dividend by the option exercise price of each grant.  The expected volatility was determined considering the Company’s historical stock prices for the fiscal year the grant occurred and prior fiscal years for a period equal to the expected life of the option.  The risk-free rate represents the US Treasury bond rate with maturity equal to the expected life of the option.  The expected life of the option was estimated based on the exercise history of previous grants.

	Three Months Ended
	August 31, 2009	August 31, 2008
Expected volatility	169%-171%	68%
Expected dividend yield	0%	0%
Expected term (in years)	3.45	3.50
Risk-free interest rate	2.46%-2.71%	3.43%
Forfeiture rate	30%	0%

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

Foreign Currency Translation

These consolidated financial statements are presented in U.S. dollars.  The parent company is located in Canada, and the functional currency of the parent company is the Canadian dollar.  The Company’s subsidiaries use their local currency, which is the U.S. dollar, as their functional currency.  Adjustments resulting from translating foreign functional currency financial statements into U.S. dollars are recorded as a separate component of stockholders’ deficit.  All assets and liabilities denominated in a foreign currency are translated into U.S. dollars at the exchange rate on the balance sheet date.  Revenues and expenses are translated at the average exchange rate during the period.  Equity transactions are translated using historical exchange rates. Foreign currency transaction gains and losses are included in other income and expenses in the consolidated statements of operations and comprehensive loss and have not been material during the periods presented.

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

Segments

The Company’s chief operating decision maker is its Chief Executive Officer, who reviews financial information primarily based on two reportable segments.  Accordingly, in accordance with FAS No. 131, Disclosures about Segments of an Enterprise and Related Information (FAS No. 131), the Company has determined that it has two reporting segments: Enterprise Workforce Services and Career Networks (see Note 7).

Subsequent Events

The Company has evaluated, accounted for and disclosed, as necessary, all subsequent events from the balance sheet date through October 15, 2009 at the time of issuance of the financial statements.

Recent Accounting Pronouncements

In November 2008, the FASB issued FAS No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles (as amended)” (“FAS No. 168”). FAS No. 168 states that the FASB Accounting Standards Codification will become the source of authoritative U.S. generally accepted accounting principles (GAAP) and it will also include all rules and interpretive releases of the Securities and Exchange Commission.  On September 15, 2009 the Codification superseded all then-existing non-SEC accounting and reporting standards.  FAS No. 168 is effective for interim and annual periods ending after September 15, 2009. There will be no impact on the Company’s results of operations and financial position upon adoption of FAS No. 168 in the second quarter of fiscal 2010.

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

NOTE 2.      RECLASSIFICATIONS

Certain reclassifications have been made in the accompanying fiscal 2009 financial statements to conform to the current year presentation.

In February 2008, Workstream engaged an investment bank to advise and consider divesting its 6Figurejobs.com (6FJ) division and in August 2008, the Board agreed to actively move forward with the plan.    The move was designed to infuse the Company with cash, as well as to reduce its debt burden.  As a result, the Company presented the carrying value of the 6FJ assets and liabilities as Assets Held for Sale in the Balance Sheet as of August 31, 2008.  Additionally, 6FJ’s results of operations for the three months ended August 31, 2008 were presented as Income from Discontinued Operations Net of Taxes in the Company’s Unaudited Consolidated Statements of Operations.   However, due to the economic conditions, Workstream discontinued any active marketing to sell this division in the third quarter of fiscal 2009.  The 6FJ results for the three months ended August 31, 2008 as presented herein are now reclassified to appear in their respective line items within the Company’s Unaudited Consolidated Statements of Operations and Comprehensive Loss.

The following table provides a reconciliation of the Company’s Unaudited Consolidated Statements of Operations as reported in the 10-Q for the period ended August 31, 2008 to the amounts reported herein:

	Three Months Ended
	August 31, 2008 (as reported)	Reclass	August 31, 2008 (as reclassed)
Revenues	$4,935,434	$617,453	$5,552,887
Cost of revenues	1,601,214	1,256	1,602,470

Gross profit	3,334,220	616,197	3,950,417

Operating expenses:
Selling and marketing	993,779	308,828	1,302,607
General and administrative	2,667,492	257,994	2,925,486
Research and development	1,302,102	-	1,302,102
Amortization and depreciation	480,008	766	480,774
Total operating expenses	5,443,381	567,588	6,010,969

Operating loss	(2,109,161)	48,609	(2,060,552)

Other income (expense):
Interest income and expense, net	140,256	(136,666)	3,590
Other income and expense, net	(73,832)	112,691	38,859
Other expense	66,424	(23,975)	42,449

Loss before income tax expense	(2,042,737)	24,634	(2,018,103)
Income tax expense	(10,679)	(22,800)	(33,479)
Loss from continuing operations	(2,053,416)	1,834	(2,051,582)

Income from discontinued operations net of taxes	1,834	(1,834)	-

NET LOSS	$(2,051,582)	$-	$(2,051,582)

NOTE 3.     ALLOWANCE FOR DOUBTFUL ACCOUNTS

The following table presents the detail of the changes in the allowance for doubtful accounts:

	Three Months Ended	Year Ended
	August 31, 2009	May 31, 2009

Balance at beginning of the period	$928,430	$509,802
Charged to bad debt expense	152,034	653,826
Write-offs and effect of exchange rate changes	(8,006)	(235,198)
Balance at end of the period	$1,072,458	$928,430

The Company uses historical experience and knowledge of and experience with specific customers in order to assess the adequacy of the allowance for doubtful accounts.  Any adjustments to this account are reflected in the accompanying consolidated statements of operations and comprehensive loss as a general and administrative expense.

NOTE 4.     INVESTOR WARRANTS AND SENIOR SECURED NOTES PAYABLE

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

The Notes are secured by a lien on all of our and our subsidiaries’ assets pursuant to the terms of a Security Agreement with each Note Holder.  Interest on the Notes accrues at an annual rate of 7% until August 29, 2009 and then 12% per year thereafter.  The Notes mature on August 29, 2010 and all unpaid principal and accrued interest is due upon maturity.

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

The Notes also contain a contingent put reflected in the contractual rights of default. Upon the occurrence of an event of default, as defined in the Notes, a Holder may require us to redeem all or a portion of such Holder’s Note at a price equal to 110% of the sum of the principal amount of the Note, accrued and unpaid interest and late fees, if any, to be redeemed. Under FAS No. 133, “Accounting for Derivative Financial Instruments and Hedging Activities,” the risks of equity are inconsistent with the risks of the debt host and, therefore, embedded put derivatives such as these require bifurcation and separate classification at fair value.

Upon a Disposition (as defined in the Notes) of assets, we agreed to use 75% of the gross proceeds net of taxes to redeem the Notes (on a pro rata basis among the Holders).  The remaining 25% of the gross proceeds net of taxes (such amount not to exceed $2,500,000) may be retained by us.  In addition, in the event that we receive cash, cash equivalents or publicly-traded securities in an amount exceeding $2,000,000 in connection with the settlement of certain litigation involving us, we agreed to use 75% of the amount received in excess of $2,000,000 to redeem the Notes (on a pro rata basis among the Holders).  Each Note contains customary covenants with which we must comply.  Each of our subsidiaries delivered a Guaranty pursuant to which it agreed to guarantee our obligations under each Note.

The note payable contains covenants that, among other things, limit our ability and the ability of our subsidiaries to:
•	Incur additional indebtedness;
•	create liens;
•	pay dividends or repurchase capital stock;
•	make certain other payments; and
•	sell or transfer assets.

On May 22, 2009, the Company’s stock was suspended from trading on the NASDAQ Stock Market due to its inability to maintain a minimum of $2.5 million in stockholders’ equity or $500,000 of net income from continuing operations for the most recently completed fiscal year or two of the three most recently completed fiscal years.  The suspension constituted an event of default under the Notes and thereby entitled each Holder of the Notes to require the Company to redeem all or a portion of the Holder’s Note at a price equal to 110% of the sum of the principal amount of the Note, accrued and unpaid interest and late fees, if any.  Additionally, as a result of the event of default, the interest rate under each Note was increased by 5% in addition to the contractual rate of interest due.

In August 2009, the Company signed a term sheet with the Holders, whereby the Holders agreed to restructure the Notes. The term sheet provides that the Holders would exchange the Notes and the accrued interest thereon (approximately $20.7 million as of August 31, 2009) into $9.5 million of new senior secured notes with the balance as convertible notes.  The proposed new notes would accrue interest at a rate of 9.5% per annum and have a maturity date of July 31, 2012.  The Company and the Holders are negotiating the final terms of the refinancing documents and expect to close the transaction during the Company’s second fiscal quarter ending November 30, 2009. However, there can be no assurance that the Company will be successful in its negotiations with the existing Holders and other parties or that the terms of any such refinancing or conversions will not result in the issuance, or potential issuance, of a significant amount of equity securities that will cause substantial dilution to the Company’s stockholders.

The Notes and the embedded put derivative were valued in accordance with FAS No. 157 using multiple, probability-weighted cash flow outcomes at credit-risk adjusted market rates.  The fair value of the Notes is being accreted to the Face Value including accrued interest of $22,835,685 until August 29, 2010 through interest expense using the effective interest method.   Interest expense on the Notes was $509,151 during the three months ended August 31, 2009.  The ($27,333) change in the fair value of the embedded put derivative from $493,693 on May 31, 2009 to $521,026 on August 31, 2009 is recorded as an expense in the Statements of Operations and Comprehensive Loss during the three months ended August 31, 2009.

On June 1, 2009, the Company adopted EITF 07-05 which required it to begin accounting for the New Warrants as a liability due primarily to the reset provisions of the warrant in the event of lower priced financing transactions.  Therefore, they were reclassified out of equity to a liability classification as of June 1, 2009 via a cumulative effect adjustment (see Warrant Liability under Note 1). The $450,800 change in the fair value of the New Warrants from $876,400 on June 1, 2009 to $425,600 on August 31, 2009 is recorded as income in the Statements of Operations and Comprehensive Loss during the three months ended August 31, 2009.

NOTE 5.     COMMITMENTS AND CONTINGENCIES

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

* * *

On June 10, 2009, Franklin Drive, LLC filed a lawsuit in the Superior Court of the State of California against the Company, its former Chief Executive Officer and its former Chief Financial Officer for a dispute regarding the Company’s lease of commercial property located at 5000 Franklin Drive, Pleasanton, California which was for a term commencing on January 1, 2008 and expiring on January 31, 2013.  On or about October 2008, we abandoned the property and ceased making rental payments pursuant to the lease.  Franklin Drive, LLC is claiming termination damages of $1.5 million, but seeking actual settlement at terms considerably less than this amount.  The parties are engaged in out-of-court, settlement negotiations and we expect to continue settlement negotiations until an agreeable settlement amount is reached.

* * *

The Company is subject to other legal proceedings and claims which arise in the ordinary course of business.  The Company does not believe that the resolution of such actions will materially affect the Company’s business, results of operations, financial condition or cash flows.

NOTE 6.     CAPITAL STOCK

Classes of Stock

The authorized share capital consists of an unlimited number of no par value common shares, an unlimited number of no par value Class A Preferred Shares (the “Class A Preferred Shares”), and an unlimited number of no par value Series A Convertible Preferred Shares (the “Series A Shares”).  There were 56,993,312 common shares issued and outstanding as of August 31, 2009.  There were no Class A Preferred Shares or Series A Shares outstanding as of August 31, 2009.

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

On June 1, 2006, the Company adopted the provisions of FAS No. 123R, which requires it to recognize expense related to the fair value of stock-based compensation awards.  Stock-based compensation expense for all stock-based compensation awards granted on or subsequent to June 1, 2006 is based on the grant date fair value estimated in accordance with the provisions of FAS No. 123R.  Compensation expense for stock option awards is recognized on a straight-line basis over the requisite service period of the award.  The assumptions used to calculate the fair-value of share-based payment awards during the three months ended August 31, 2009 and 2008 are found in Note 1 under Accounting for Stock-Based Compensation.

The Company recognized $20,217 and $66,254 of stock-based compensation expense resulting from stock options in the consolidated statements of operations and comprehensive loss under general and administrative expenses for the three months ended August 31, 2009 and 2008, respectively.

Stock option activity and related information is summarized as follows:

				Weighted
		Weighted		Average
		Average	Weighted	Remaining	Aggregate
	Number	Exercise	Average	Contractual	Intrinsic
	of Options	Price	Fair Value	Term in Years	Value
Balance outstanding - May 31, 2008	2,356,548	$1.23
Granted	27,600	$0.17	$0.09
Exercised	-	$-
Forfeited or expired	(957,116)	$1.37
Balance outstanding - May 31, 2009	1,427,032	$1.12
Granted	849,500	$0.31	$0.27
Exercised	-	-
Forfeited or expired	(109,367)	$1.49
Balance outstanding - August 31, 2009	2,167,165	$0.78		3.4	$192

Exercisable - August 31, 2009	1,135,516	$1.13		2.5	$64

The aggregate intrinsic value in the table above represents total intrinsic value (of options in the money), which is the difference between the Company’s closing stock price of $0.21 on August 31, 2009, the last trading day of the reporting period and the exercise price times the number of shares, that would have been received by the option holders had the option holders exercised their options on August 31, 2009.

There were no options exercised during the three months ended August 31, 2009 and 2008; and therefore, no intrinsic value or cash received from option exercises during the period.

The following table summarizes information about options outstanding at August 31, 2009:

Range of Exercise Prices	Options Outstanding (#)	Weighted-Average Remaining Contractual Life		Weighted-Average Exercise Price	Options Exercisable (#)	Weighted-Average Remaining Contractual Life		Weighted-Average Exercise Price

$0.18 - $0.99	1,624,300	4.0	years	$0.52	617,929	3.2	years	$0.76
$1.00 - $1.99	470,134	1.8	years	$1.34	444,856	1.7	years	$1.34
$2.00 - $2.99	37,200	0.4	years	$2.73	37,200	0.4	years	$2.73
$3.00 - $3.25	35,531	0.4	years	$3.25	35,531	0.4	years	$3.25
Total	2,167,165	3.4	years	$0.78	1,135,516	2.5	years	$1.13

As of August 31, 2009, $189,934 of total unrecognized compensation costs related to non-vested stock options is expected to be recognized ratably over the remaining individual vesting periods up to three years.  The realized tax benefit from stock options and other share based payments was $0 for the three months ended August 31, 2009 and 2008 due to the uncertainty of realizability.

The Company grants restricted stock units to certain management and members of the Board of Directors.  Each restricted stock unit represents one share of common stock and vests ratably over three years.  The Company will then issue common stock for the vested restricted stock units upon exercise by the grantee.  During the vesting period, the restricted stock units cannot be transferred, and the grantee has no voting rights.  The cost of the awards, determined as the fair value of the shares on the grant date, is expensed ratably over the vesting period.  The stock-based compensation expense associated with the restricted stock units totaling $14,938 and $27,433 for the three months ended August 31, 2009 and 2008, respectively, is included in general and administrative expenses on the consolidated statements of operations and comprehensive loss and in additional paid-in capital on the consolidated balance sheets.  As of August 31, 2009, $80,128 of total unrecognized compensation costs related to non-vested restricted stock unit grants is expected to be recognized ratably over the remaining individual vesting periods up to three years.

		Weighted
	Number	Average
	of Options	Fair Value
Oustanding - May 31, 2008 **	486,670
Granted	200,926	$0.27
Vested	(549,822)
Forfeited or expired	(60,000)
Non-vested - May 31, 2009	77,774
Granted	160,000	$0.34
Vested	-
Forfeited or expired	-
Non-vested - August 31, 2009	237,774

**	At May 31, 2008, 486,670 restricted stock units were outstanding including 264,444 that were fully vested but not issued.

As of August 31, 2009, the Company had outstanding warrants to purchase shares of common stock which were issued in connection with past financing arrangements.  Information related to these warrants is summarized as follows:

Exercise	Expiration
Price	Date	Shares
$0.01	October 2011	2,350,000
$0.25	August 2012	2,800,000
		5,150,000

NOTE 7.     SEGMENT AND GEOGRAPHIC INFORMATION

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

The Company does not allocate other income and expense items such as interest income and expense, change in fair value of warrants and derivative, loss on extinguishment of debt and other income and expense, as well as income tax expense in the profit and loss presentation for its segments.  The Company also does not allocate certain assets such as cash and cash equivalents to the segments for asset presentation.  The Company deems these costs to be corporate costs that would not necessarily be a part of the individual segments ordinary course of business or does not record these assets by segment.

The following tables summarize the Company’s operations by business segment and by geographic region for the three months ended August 31, 2009 and 2008:

Business Segment Information

	Three Months Ended
	August 31, 2009
	Enterprise
	Workforce	Career
	Services	Networks	Total
Software	$1,502,211	$-	$1,502,211
Professional services	234,338	-	234,338
Rewards	1,527,930	-	1,527,930
Career services	-	947,266	947,266
Revenue, net	3,264,479	947,266	4,211,745

Cost of revenues	1,230,713	58,975	1,289,688
Gross profit	2,033,766	888,291	2,922,057
Expenses	1,960,398	947,265	2,907,663
Amortization and depreciation	275,190	6,587	281,777
Business segment loss	$(201,822)	$(65,561)	(267,383)

Other income and expense and income tax			(92,499)
Net loss			$(359,882)

	As of August 31, 2009
	Enterprise
	Workforce	Career
	Services	Networks	Total
Business segment assets	$2,742,893	$611,696	$3,354,589
Intangible assets	-	-	-
Goodwill	11,381,660	6,347,788	17,729,448
	$14,124,553	$6,959,484	21,084,037
Assets not allocated
to business segments			1,068,224

Total assets			$22,152,261

Business Segment Information (continued)

	Three Months Ended
	August 31, 2008
	Enterprise
	Workforce	Career
	Services	Networks	Total
Software	$1,791,457	$-	$1,791,457
Professional services	721,971	-	721,971
Rewards	1,518,915	-	1,518,915
Career services	-	1,520,544	1,520,544
Revenue, net	4,032,343	1,520,544	5,552,887

Cost of revenues	1,495,088	107,382	1,602,470
Gross profit	2,537,255	1,413,162	3,950,417
Expenses	3,722,097	1,808,098	5,530,195
Amortization and depreciation	462,736	18,038	480,774
Business segment loss	$(1,647,578)	$(412,974)	(2,060,552)

Other income and expense and income tax			8,970
Net loss			$(2,051,582)

Geographic Information

	Three Months Ended
	August 31, 2009

		United
	Canada	States	Total
Net Revenue	$297,478	$3,914,267	$4,211,745
Expenses	672,440	3,806,688	4,479,128
Geographical loss	$(374,962)	$107,579	(267,383)

Other income and expense and income tax			(92,499)
Net loss			$(359,882)

	As of
	August 31, 2009

		United
	Canada	States	Total
Long-lived assets	$489,053	$18,024,390	$18,513,443
Current assets			3,638,818
Total assets			$22,152,261

	Three Months Ended
	August 31, 2008

		United
	Canada	States	Total
Net Revenue	$306,646	$5,246,241	$5,552,887
Expenses	1,243,815	6,369,624	7,613,439
Geographical loss	$(937,169)	$(1,123,383)	(2,060,552)

Other income and expense and income tax			8,970
Net loss			$(2,051,582)

NOTE 8.     EARNINGS (LOSS) PER SHARE

The following is a reconciliation of basic net income per share to diluted net income per share:

	Three Months Ended
	August 31, 2009	August 31, 2008
Net loss	$(359,882)	$(2,051,582)

Weighted average shares outstanding – basic	56,993,312	52,442,818
Potential shares “in-the-money” under stock option and warrant agreements	-	-
Less: Shares assumed repurchased under the treasury stock method	-	-
Weighted average shares outstanding – diluted	56,993,312	52,442,818

Basic net loss per common share	$(0.01)	$(0.04)
Diluted net loss per common share	$(0.01)	$(0.04)

Because the Company reported a net loss during the three months ended August 31, 2009 and 2008, the Company excluded the impact of its common stock equivalents in the computation of dilutive earnings per share for these periods, as their effect would be anti-dilutive.  The following outstanding instruments could potentially dilute earnings per share in the future:

Total dilutive instruments:
Stock options	2,167,165
Restricted stock units	237,774
Escrowed shares	108,304
Warrants	5,150,000
Total potential dilutive instruments	7,663,243

NOTE 9.     ECONOMIC DEPENDENCE

The Company had one customer which represented approximately 20% and 18% of net revenue for the three months ended August 31, 2009 and 2008, respectively, and one customer which represented approximately 14% of accounts receivable at August 31, 2009.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD LOOKING STATEMENTS

Certain statements discussed in Item 2 (Management’s Discussion and Analysis of Financial Condition and Results of Operations) and elsewhere in this Form 10-Q constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995.  Such forward-looking statements concerning management’s expectations, strategic objectives, business prospects, anticipated economic performance and financial condition and other similar matters involve known and unknown risks, uncertainties and other important factors that could cause the actual results, performance or achievements of results to differ materially from any future results, performance or achievements discussed or implied by such forward-looking statements.   Such risks, uncertainties and other important factors are described in Items 1A (Risk Factors) and 7 (Management’s Discussion and Analysis of Financial Condition and Results of Operations) of the Company’s Form 10-K for the fiscal year ended May 31, 2009 and in Item 1A of Part II hereunder.  The words “estimate,” “project,” “intend,” “believe,” “plan” and similar expressions are intended to identify forward-looking statements.  Forward-looking statements speak only as of the date of the document in which they are made.  The Company disclaims any obligation or undertaking to provide any updates or revisions to any forward-looking statement to reflect any change in the Company’s expectations or any change in events, conditions or circumstances on which the forward-looking statement is based.

The following discussion and analysis should be read in conjunction with our audited consolidated financial statements and related notes included in our Annual Report on Form 10-K as filed on September 14, 2009 and in conjunction with our unaudited consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q.  All figures are in United States dollars, except as otherwise noted.

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

The following table summarizes the key performance indicators that we consider to be material in managing our business, in thousands (except percentages):

	Three Months Ended				Three Months Ended
	August 31, 2009				August 31, 2008
	Enterprise				Enterprise
	Workforce	Career		% of	Workforce	Career		% of
	Services	Networks	Total	Revenue	Services	Networks	Total	Revenue
Software	$1,502,211	$-	$1,502,211	36%	$1,791,457	$-	$1,791,457	32%
Professional services	234,338	-	234,338	6%	721,971	-	721,971	13%
Rewards	1,527,930	-	1,527,930	36%	1,518,915	-	1,518,915	27%
Career services	-	947,266	947,266	22%	-	1,520,544	1,520,544	28%
Revenue, net	3,264,479	947,266	4,211,745	100%	4,032,343	1,520,544	5,552,887	100%

Cost of revenues	1,230,713	58,975	1,289,688	31%	1,495,088	107,382	1,602,470	29%
Gross profit	2,033,766	888,291	2,922,057		2,537,255	1,413,162	3,950,417
	62%	94%	69%		63%	93%	71%

	Three Months Ended
	August 31, 2009	August 31, 2008
Net loss, per GAAP	$(359,882)	$(2,051,582)
Interest income and expense, net	514,075	(3,590)
Income tax expense	289	33,479
Amortization and depreciation	281,777	480,774
Stock related compensation	35,155	93,687
Change in fair value of warrants and derivative	(423,467)	-
Other income and expense, net	1,602	(38,859)
Merger and acquisition costs	-	16,017
Adjusted EBITDA income (loss)	$49,549	$(1,470,074)

Weighted average number of common shares outstanding-basic	56,993,312	52,442,818

Weighted average number of common shares outstanding-diluted	56,993,312	52,442,818

Basic & diluted earnings (loss) per share, per GAAP	$(0.01)	$(0.04)

Basic & diluted EBITDA earnings (loss) per share	$0.00	$(0.03)

EBITDA and EBITDA per share are non-GAAP financial measures within the meaning of Regulation G promulgated by the Securities and Exchange Commission. EBITDA is commonly defined as earnings before interest, taxes, depreciation and amortization. We believe that EBITDA provides useful information to investors as it excludes transactions not related to the core cash operating business activities including non-cash transactions. We believe that excluding these transactions allows investors to meaningfully trend and analyze the performance of our core cash operations. All companies do not calculate EBITDA in the same manner, and EBITDA as presented by Workstream may not be comparable to EBITDA presented by other companies. Workstream defines EBITDA as earnings or loss from continuing operations before interest, taxes, depreciation and amortization, other income and expense, including effects of foreign currency gains or losses, non-cash stock related compensation, gain or loss on asset disposals or impairment, merger and acquisition costs, and non-recurring goodwill impairment, if applicable.

RESULTS OF OPERATIONS

The following table sets forth the unaudited consolidated statements of operations data for the periods indicated.  Period-to-period comparisons of our financial results may not necessarily be an indication of future performance.

	Three Months Ended
	August 31, 2009	August 31, 2008	$ Change	% Change
Revenues:
Software	$1,502,211	$1,791,457	$(289,246)	-16%
Professional services	234,338	721,971	(487,633)	-68%
Rewards	1,527,930	1,518,915	9,015	1%
Career networks	947,266	1,520,544	(573,278)	-38%
Revenues, net	4,211,745	5,552,887	(1,341,142)	-24%

Cost of revenues	1,289,688	1,602,470	(312,782)	-20%

Gross profit	2,922,057	3,950,417	(1,028,360)	-26%
	69%	71%
Operating expenses:
Selling and marketing	456,668	1,302,607	(845,939)	-65%
General and administrative	2,021,856	2,925,486	(903,630)	-31%
Research and development	429,139	1,302,102	(872,963)	-67%
Amortization and depreciation	281,777	480,774	(198,997)	-41%
Total operating expenses	3,189,440	6,010,969	(2,821,529)	-47%

Operating loss	(267,383)	(2,060,552)	1,793,169	-87%

Other income (expense):
Interest income and expense, net	(514,075)	3,590	(517,665)	-14420%
Change in fair value of warrants and derivative	423,467	-	423,467	100%
Other income and expense, net	(1,602)	38,859	(40,461)	-104%
Other income (expense)	(92,210)	42,449	(134,659)	-317%

Loss before income tax expense	(359,593)	(2,018,103)	1,658,510	-82%

Income tax expense	(289)	(33,479)	33,190	-99%

NET LOSS	$(359,882)	$(2,051,582)	$1,691,700	-82%

At the end of fiscal 2008 and the first half of fiscal 2009, management restructured the entire Company and decreased its employee base by 35% and reduced its usage of outside consultants as part of its overall plan to reduce costs to better align them with the Company’s current revenues.  Therefore, fiscal 2010 expenses for consulting fees and employment related expenses such as wages, commissions, bonuses, payroll taxes and health benefits were and are expected to be sharply lower than fiscal 2009 expenses, especially in Q1 and Q2.

Revenues

Software revenue is comprised of hosting, license and maintenance fees. Software revenue decreased during the three months ended August 31, 2009 (Q1 FY2010) compared to the three months ended August 31, 2008 (Q1 FY2009) primarily due to lower subscriptions as a result of us discontinuing support on old software versions.
Professional services revenues decreased in Q1 FY2010 due to less consulting for existing customer upgrades or specialization work and no new customers in Q1 FY2010 compared to Q1 FY2009.

Rewards revenues remained consistent between the periods.

Career Networks revenues decreased in Q1 FY2010 primarily due to less employer and recruiter advertising and economic conditions that negatively affected deals in the recruiting and career transition services segment of the business along with less availability of financing for its customers. Additionally, we spent less on marketing and advertising and as a result received less leads on which to convert to revenues in Q1 FY2010.  We have implemented a more targeted approach and alternative financing terms for our career transition clients and as a result believe that the Q2 FY2010 revenues will begin to improve over Q1.

Cost of Revenues and Gross Profit

Software and Professional Services cost of revenues decreased in amount and as a percentage of sales in Q1 FY2010 primarily as a result of reductions in spending by management to control costs.  As a result gross profit improved to 92% in Q1 FY2010 compared to 89% in Q1 FY2009.

Rewards cost of revenues decreased in amount and as a percentage of sales during Q1 FY2010 resulting in an improved gross profit by four percentage points from approximately 25% in Q1 FY2009 to 29% in Q1 FY2010. Gross profit on our rewards business is driven primarily by the mix of products redeemed by the customers and results typically range between 20%-30%.

Career Networks cost of revenues decreased in amount in Q1 FY2010 due to the reduction in revenue levels, but gross profit improved slightly to 94% in Q1 FY2010 compared to 93% in Q1 FY2009.

Selling and Marketing Expense

Consulting and employment related expenses declined in Q1 FY2010 by approximately $640,000 compared to Q1 FY2009 as a result of the restructuring.   The additional decrease was due primarily to less trade shows, marketing and advertising programs in Q1 FY2010.

General and Administrative Expense

Consulting and employment related expenses declined in Q1 FY2010 by approximately $456,000 compared to Q1 FY2009 as a result of the restructuring.  Non-cash stock compensation expense decreased by approximately $59,000 due to less options outstanding.  Additionally, we reduced our space occupancy costs and insurance costs approximately $115,000 by changing or eliminating office space in three locations in Q1 FY2010 compared to Q1 FY2009.  Telephone, travel and other administrative expenses also declined due to fewer employees and due to the cancellation and consolidation of contracts in Q1 FY2010.

Research and Development Expense

Consulting and employment related expenses declined in Q1 FY2010 by approximately $735,000 compared to Q1 FY2009 as a result of the restructuring.  Additionally, we reduced our space occupancy costs and insurance costs approximately $99,000 by changing or eliminating office space in three locations in Q1 FY2010 compared to Q1 FY2009.

Amortization and Depreciation Expense

Amortization expense decreased by nearly $118,000 in the Q1 FY2010 compared to Q1 FY2009 due to certain acquired intangible assets becoming fully amortized in prior years.  Without additional business acquisitions, we are not expecting to incur any additional amortization costs during fiscal 2010.  Therefore, fiscal 2010 expense will be significantly less than fiscal 2009.  Depreciation expense also decreased by approximately $81,000 due to many of our fixed assets becoming fully depreciated.

Interest Income and Expense, Net

On August 29, 2008, we entered into an exchange agreement that provided for the exchange of $19,000,000 Special Warrants and Additional Warrants indexed to 3,800,000 shares of common stock, issued August 3, 2007 (“Old Warrants”), for $19,147,191 in Face Value of Senior Secured Notes (collectively, the “Notes”) and newly issued warrants indexed to 3,800,000 shares of common stock (“New Warrants”) (the “Exchange Transaction”). Financing costs of $147,191 incurred by the holders of the Notes (“Holders”) are included in the face value of the Notes. Interest on the Notes accrues at an annual rate of 7% until August 29, 2009 and then 12% per year thereafter.  The Notes and the embedded put derivative were valued in accordance with FAS No. 157 using multiple, probability-weighted cash flow outcomes at credit-risk adjusted market rates.  The fair value of the Notes is being accreted to the Face Value including accrued interest of $22,835,685 until August 29, 2010 through interest expense using the effective interest method.   Interest expense on the Notes was $509,151 during Q1 FY2010.

We also incurred an additional net interest expense of $7,774 during Q1 FY2010 compared to net interest income of $3,590 during Q1 FY2009.  Net interest expense relates primarily to interest paid on capital leases and other financing transactions net of any interest income earned during the periods.

Change in Fair Value of Warrants and Derivative

The Notes also contain a contingent put reflected in the contractual rights of default. Upon the occurrence of an event of default, as defined in the Notes, a Holder may require us to redeem all or a portion of such Holder’s Note at a price equal to 110% of the sum of the principal amount of the Note, accrued and unpaid interest and late fees, if any, to be redeemed. Under FAS No. 133, “Accounting for Derivative Financial Instruments and Hedging Activities,” the risks of equity are inconsistent with the risks of the debt host and, therefore, embedded put derivatives such as these require bifurcation and separate classification at fair value.   The ($27,333) change in the fair value of the embedded put derivative from $493,693 on May 31, 2009 to $521,026 on August 31, 2009 is recorded as an expense in the Statements of Operations and Comprehensive Loss during Q1 FY2010.

On June 1, 2009, the Company adopted EITF 07-05 which required it to begin accounting for the New Warrants as a liability due primarily to the reset provisions of the warrant in the event of lower priced financing transactions.  Therefore, they were reclassified out of equity to a liability classification as of June 1, 2009 via a cumulative effect adjustment (see Warrant Liability under Note 1). The $450,800 change in the fair value of the New Warrants from $876,400 on June 1, 2009 to $425,600 on August 31, 2009 is recorded as income in the Statements of Operations and Comprehensive Loss during Q1 FY2010.  Therefore, the net fair value change of all instruments during Q1 FY2010 was recorded as income of $423,467.

LIQUIDITY AND CAPITAL RESOURCES

As of August 31, 2009, we have approximately $1,068,000 in cash and cash equivalents.  Working capital, which represents current assets less current liabilities, was negative $24.9 million.  This is primarily the result of the fair value of our senior secured notes payable (the “Notes”) and a related embedded put derivative on the transaction showing as current as a result of our default on the Notes on May 22, 2009 due to the Company’s suspension of trading on the NASDAQ Stock Market as a result of its stockholders deficit.  The suspension constituted an event of default under the Notes and thereby entitled each Holder of the Notes to require the Company to redeem all or a portion of the Holder’s Note at a price equal to 110% of the sum of the principal amount of the Note, accrued and unpaid interest and late fees, if any.  Additionally, as a result of the event of default, the interest rate under each Note was increased by 5% in addition to the contractual rate of interest due.

In August 2009, we signed a term sheet with the Holders, whereby the Holders agreed to restructure the Notes. The term sheet provides that the Holders would exchange the Notes and the accrued interest thereon (approximately $20.7 million as of August 31, 2009) into $9.5 million of new senior secured notes with the balance as convertible notes.  The proposed new notes would accrue interest at a rate of 9.5% per annum and have a maturity date of July 31, 2012.  The Company and the Holders are negotiating the final terms of the refinancing documents and expect to close the transaction during the Company’s second fiscal quarter ending November 30, 2009.

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

Due to significant reductions in operating expenses in the fourth quarter of fiscal 2008 and throughout fiscal 2009, management believes the current liquidity will be sufficient to meet its anticipated working capital and capital expenditure requirements upon the refinancing of the Notes.  The current operating loss is the result of current economic conditions and is a reflection of the overall health of the economy as a whole.  As it relates to the Career Networks segment of the business, management believes that the career transition services will gain strength with new programs implemented at the end of the first quarter of fiscal 2010.   Based on an analysis of our current contracts, forecasted new business, our current backlog and current expense level, management believes the Company will meet its cash flow needs for fiscal 2010 assuming the successful refinancing of the Notes.  If these measures fall short, management will consider additional cost savings measures, including cutting back product development initiatives, further reducing general and administrative expenses and reducing sales and marketing expenditures.  We recognize that there are no assurances that the Company will be successful in meeting its cash flow requirements, however, management is confident that, if necessary, there are other alternatives available to fund operations and meet cash requirements during fiscal 2010.

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

For career transition services, the Company bills the client 50% when the assignment starts and the remaining 50% when the assignment is completed or upon a later date as agreed.  The Company recognizes revenue when all of the revenue recognition criteria are met, which is typically when services have been completed.

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

Allowance for Doubtful Accounts

We perform ongoing credit evaluations of our accounts receivable balances.  Based on historical experience, we evaluate the accounts for potential uncollectible amounts based on a specific identification methodology and record a general reserve for all remaining balances.  Based on the age of the receivable, cash collection history and past dilution in the receivables, we make an estimate of our anticipated bad debt.  Based on this analysis, we reserved $1,072,458 and $928,430for doubtful accounts at August 31, 2009 and May 31, 2009, respectively.  We believe that this estimate is reasonable, but there can be no assurance that our estimate will not change given a change in economic conditions or business conditions within our industry, our individual customer base or our Company.  Any adjustments to this account are reflected in the accompanying statements of operations and comprehensive loss as a general and administrative expense.  Bad debt expense for the first quarter of fiscal 2010 was $152,034 compared to $168,608 in the first quarter of fiscal 2009.

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

Derivative Financial Instruments

Our Senior Secured Notes contain a contingent put reflected in the contractual rights of default.  Under these provisions, the Holder has the right to put the Notes back to the Company for 110% of face value in the event of certain equity-indexed defaults, such as listing failure and non-delivery of common shares issuable upon exercise of certain warrants.  Under FAS No. 133, “Accounting for Derivative Financial Instruments and Hedging Activities,” the risks of equity are inconsistent with the risks of the debt host and, therefore, embedded put derivatives such as these require bifurcation and separate classification at fair value.  The embedded put derivative and certain Company issued warrants are recorded at fair value, marked-to-market at each reporting period and classified in the Company’s balance sheet as a separate line item.

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

Valuation of Non-Cash Stock-Based Compensation

On June 1, 2006, the Company adopted the provisions of Statement of Financial Accounting Standard (“FAS”) No. 123 (revised 2004) No. 123R, “Share-Based Payments” (“FAS No. 123R”) which requires it to recognize expense related to the fair value of stock-based compensation awards.  Stock-based compensation expense for all stock-based compensation awards granted on or subsequent to June 1, 2006 is based on the grant date fair value estimated in accordance with the provisions of FAS No. 123R.  Compensation expense for stock option awards is recognized on a straight-line basis over the requisite service period of the award.

We use the Black-Scholes option-pricing model to value our stock option grants under FAS No. 123R. FAS No. 123R also requires us to estimate forfeitures in calculating the expense related to stock-based compensation, and it requires us to reflect cash flows resulting from excess tax benefits related to those options as a cash inflow from financing activities rather than as a reduction of taxes paid.

The assumptions in the table presented below were used to calculate the fair-value of share-based payment awards using the Black-Scholes option pricing model, which values options based on the stock price at the grant date, the expected life of the option, the estimated volatility of the stock, expected dividend payments, and the risk-free interest rate over the expected life of the option.  The dividend yield was calculated by dividing the current annualized dividend by the option exercise price of each grant.  The expected volatility was determined considering the Company’s historical stock prices for the fiscal year the grant occurred and prior fiscal years for a period equal to the expected life of the option.  The risk-free rate represents the US Treasury bond rate with maturity equal to the expected life of the option.  The expected life of the option was estimated based on the exercise history of previous grants.

	Three Months Ended
	August 31, 2009	August 31, 2008
Expected volatility	169%-171%	68%
Expected dividend yield	0%	0%
Expected term (in years)	3.45	3.50
Risk-free interest rate	2.46%-2.71%	3.43%
Forfeiture rate	30%	0%

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

In the Annual Report on Form 10-K for the fiscal year ended May 31, 2009, we noted that we had identified a material weakness in our information technology (IT) controls because of our inability to test the information technology controls due to the restructuring of our IT department and relocation and consolidation of our corporate headquarters in Canada and Florida to new facilities at the end of our fiscal year.  As of August 31, 2009 under the supervision of and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934. Based upon our evaluation, management concluded that our internal control over financial reporting was not effective as of August 31, 2009 because of our continued inability to test the information technology controls at our new corporate headquarters at such date.  In connection with this evaluation, management identified no other changes in our internal control over financial reporting that occurred during the most recent fiscal quarter that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

A material weakness is a control deficiency that results in a more than remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis by employees in the normal course of their assigned functions.  The Company is in the process of executing its plan to mitigate this material weakness including the restructuring of key IT personnel and consolidation of IT responsibility. Despite the existence of this material weakness, we believe our consolidated financial statements in this Quarterly Report on Form 10-Q fairly present, in all material respects, our financial condition as of August 31, 2009 and May 31, 2009, and our consolidated results of operations and cash flows for the three months ended August 31, 2009 and 2008, in conformity with U.S. generally accepted accounting principles.

PART II.   OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS

We are involved in claims, which arise in the ordinary course of business. In the opinion of management, we have made adequate provision for potential liabilities, if any, arising from any such matters. However, litigation is inherently unpredictable, and the costs and other effects of pending or future litigation, governmental investigations, legal and administrative cases and proceedings (whether civil or criminal), settlements, judgments and investigations, claims and changes in any such matters, and developments or assertions by or against us relating to intellectual property rights and intellectual property licenses, could have a material adverse effect on our business, financial condition and operating results. See Note 5- Contingencies in the Unaudited Consolidated Financial Statements for further discussion of litigation that may be material to our business.

ITEM 1A.     RISK FACTORS

In addition to the information set forth under Item 1A of Part I to our Annual Report on Form 10-K for the year ended May 31, 2009, you should carefully consider the following factors, which could have a material adverse effect on our results of operations, financial condition, cash flows, business or the market for our common shares.  Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may also materially adversely affect our business, financial condition and future results of operations.  We cannot assure you that we will successfully address any of these risks or address them on a continuing basis.

We have limited operating funds, and our ability to continue as a going concern is dependent upon our ability to obtain additional capital to operate the business.

The opinion of our independent registered public accountants on the audited financial statements as of and for the year ended May 31, 2009 contained an explanatory paragraph regarding substantial doubt about our ability to continue as a going concern.  We have incurred substantial losses in recent years and months and, as a result, have a stockholders deficit of $7,023,265 as of August 31, 2009.  Losses for the three months ended August 31, 2009 were $359,882 and losses for the years ended May 31, 2009 and 2008 were $4,856,356 and $52,616,875, respectively.

As of August 31, 2009, we have approximately $1,068,000 in cash and cash equivalents.  Working capital, which represents current assets less current liabilities, was negative $24.9 million.  This is primarily the result of the fair value of our senior secured notes payable (the “Notes”) and a related embedded put derivative on the transaction showing as current as a result of our default on the Notes on May 22, 2009 due to the Company’s suspension of trading on the NASDAQ Stock Market as a result of its stockholders deficit.  The suspension constituted an event of default under the Notes and thereby entitled each Holder of the Notes to require the Company to redeem all or a portion of the Holder’s Note at a price equal to 110% of the sum of the principal amount of the Note, accrued and unpaid interest and late fees, if any.  Additionally, as a result of the event of default, the interest rate under each Note was increased by 5% in addition to the contractual rate of interest due.

In August 2009, we signed a term sheet with the holders of the Notes (“Holders”), whereby the Holders agreed to restructure the Notes. The term sheet provides that the Holders would exchange the Notes and the accrued interest thereon (approximately $20.7 million as of August 31, 2009) into $9.5 million of new senior secured notes with the balance as convertible notes.  The proposed new notes would accrue interest at a rate of 9.5% per annum and have a maturity date of July 31, 2012.  The Company and the Holders are negotiating the final terms of the refinancing documents and expect to close the transaction during the Company’s second fiscal quarter ending November 30, 2009.

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

Our ability to obtain financing depends on a number of factors, including our ability to generate positive cash flow from operations, the amount of our cash reserves, the amount and terms of our existing debt arrangements, the availability of sufficient collateral and the prospects of our business.  If financing is not available when required or is not available on acceptable terms, it may impair our ability to:
•	fund current operations;
•	keep up with technological advances;
•	pursue acquisition opportunities;
•	develop product enhancements;
•	make capital expenditures;
•	respond to business opportunities;
•	address competitive pressures or adverse industry developments; or
•	withstand economic or business downturns.

ITEM 6.	EXHIBITS

EXHIBITS

The following Exhibits are filed as part of this Form 10-Q:

Exhibit No	Exhibit Description
*31.1	Certification of Chief Executive Officer Pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes Oxley Act of 2002.
*31.2	Certification of Chief Financial Officer Pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes Oxley Act of 2002.
*32.1	Certifications of the Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.
* Filed herewith.

Our internet website address is www.workstreaminc.com.  We provide free access to various reports that we file with or furnish to the United States Securities and Exchange Commission through our website, as soon as reasonably practicable after they have been filed or furnished.  These reports include, but are not limited to, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and any amendments to those reports.  Our SEC reports can be accessed through the investor relations section of our website, or through www.sec.gov.  Information on our website does not constitute part of this 10-Q report or any other report we file or furnish with the SEC.

SIGNATURES

Pursuant to the requirements the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Workstream Inc. (Registrant)
DATE: October 15, 2009	By: /s/ Steve Purello
Steve Purello President and Chief Executive Officer (Principal Executive Officer)

DATE: October 15, 2009	By: /s/ Michael Mullarkey
Michael Mullarkey Acting Chief Financial Officer (Principal Financial Officer)