Form 10-Q
period 2009-11-30
WORKSTREAM INC
filed 2010-01-14
CIK 1095266

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark One)
☑  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2009

OR

☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to _____

Commission File Number: 001-15503

WORKSTREAM INC.
(Exact name of registrant as specified in its charter)

Canada	N/A
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

485 N. Keller Road, Suite 500	32751
Maitland, Florida	(Zip Code)
(Address of principal executive offices)

(407) 475-5500
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☑          No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definition of “accelerated filer,” “large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
      Yes ☐     No ☑

As of January11, 2010 there were 56,993,312 common shares, no par value, outstanding, excluding 108,304 common shares held in escrow.

i

WORKSTREAM INC.

ii

WORKSTREAM INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
As of November 30, 2009 and May 31, 2009
(Unaudited)

	November 30, 2009	May 31, 2009
ASSETS:	(Unaudited)
Current assets:
Cash and cash equivalents	$1,193,634	$1,643,768
Accounts receivable, net of allowances of $1,133,553 and $928,430 at
November 30, 2009 and May 31, 2009, respectively	3,581,908	2,746,360
Prepaid expenses and other assets	139,632	146,609
Total current assets	4,915,174	4,536,737

Equipment, net	493,365	757,050
Other assets	166,778	30,990
Acquired intangible assets, net	-	21,500
Goodwill	17,729,448	17,729,448

TOTAL ASSETS	$23,304,765	$23,075,725

LIABILITIES AND SHAREHOLDERS’ DEFICIT:
Current liabilities:
Accounts payable	$1,129,681	$1,856,892
Accrued liabilities	3,580,850	2,924,145
Accrued compensation	675,954	526,935
Current portion of senior secured notes payable and accrued interest	276,250	20,158,044
Embedded put derivative	-	493,693
Current portion of long-term obligations	220,813	199,516
Deferred revenue	2,519,216	2,591,328
Total current liabilities	8,402,764	28,750,553

Senior secured notes payable and accrued interest, less current portion	21,274,823	-
Long-term obligations, less current portion	220,716	124,594
Deferred revenue – long term	146,156	-
Common stock warrant liability	582,400	-
Total liabilities	30,626,859	28,875,147

Commitments and Contingencies

SHAREHOLDERS’ DEFICIT:
Preferred shares, no par value	-	-
Common shares, no par value	113,668,376	113,668,376
Additional paid-in capital	18,001,063	18,269,589
Accumulated deficit	(138,114,927)	(136,876,313)
Accumulated other comprehensive loss	(876,606)	(861,074)
Total shareholders’ deficit	(7,322,094)	(5,799,422)

TOTAL LIABILITIES AND SHAREHOLDERS’ DEFICIT	$23,304,765	$23,075,725

See accompanying notes to these condensed consolidated financial statements.

WORKSTREAM INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
For the Three and Six Months Ended November 30, 2009 and 2008
(Unaudited)

	Three Months Ended		Six Months Ended
	November 30		November 30,
	2009	2008	2009	2008
Revenues:
Software	$1,739,128	$1,838,082	$3,345,455	$3,631,979
Professional services	273,567	509,169	507,905	1,231,140
Rewards	2,096,257	1,435,089	3,520,071	2,954,004
Career networks	921,167	1,361,983	1,868,433	2,880,086
Revenues, net	5,030,119	5,144,323	9,241,864	10,697,209

Cost of revenues	1,732,050	1,499,342	3,021,738	3,101,812

Gross profit	3,298,069	3,644,981	6,220,126	7,595,397

Operating expenses:
Selling and marketing	545,513	1,128,676	1,002,181	2,431,283
General and administrative	1,971,921	2,052,077	3,993,777	4,977,563
Research and development	341,148	985,159	770,287	2,287,260
Amortization and depreciation	300,924	446,092	582,701	926,867
Total operating expenses	3,159,506	4,612,004	6,348,946	10,622,973

Operating income / (loss)	138,563	(967,023)	(128,820)	(3,027,576)

Other income / (expense):
Interest income and expense, net	(887,502)	(351,025)	(1,401,577)	(347,435)
Change in fair value of warrants and derivative	364,226	-	787,693	-
Other income and expense, net	43,620	(47,297)	42,018	(87,721)
Other expense, net	(479,656)	(398,322)	(571,866)	(435,156)

Loss before income tax benefits / (expense)	(341,093)	(1,365,345)	(700,686)	(3,462,732)

Income tax expense	(39)	15,725	(328)	61,530

NET LOSS	$(341,132)	$(1,349,620)	$(701,014)	$(3,401,202)

Loss per share - basic and diluted	$(0.01)	$(0.02)	$(0.01)	$(0.06)

Weighted average number of common shares outstanding - basic and diluted	56,997,415	55,120,140	56,995,352	53,766,928

See accompanying notes to these condensed consolidated financial statements.

WORKSTREAM INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Six Months Ended November 30, 2009 and 2008
(Unaudited)

	Six Months Ended
	November 30,
	2009	2008
Cash flows used in operating activities:
Net loss	$(701,014)	$(3,401,202)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization and depreciation	582,701	926,867
Leasehold inducement amortization	4,778	(30,497)
Provision for bad debt	198,642	465,999
Stock related compensation	70,274	132,702
Change in fair value of warrants and derivative	(787,693)	-
Net change in components of working capital:
Accounts receivable	(1,034,189)	(314,412)
Prepaid expenses and other assets	6,977	187,819
Accounts payable	(639,262)	(723,545)
Accrued liabilities	2,049,734	506,520
Accrued compensation	149,019	(318,951)
Deferred revenue	74,043	173,093
Net cash used in operating activities	(25,990)	(2,395,607)

Cash flows provided by (used in) investing activities:
Purchase of equipment	(106,761)	(1,922)
Proceeds from sale of short-term investments	-	9,091
Net cash provided by (used in) investing activities	(106,761)	7,169

Cash flows provided by (used in) financing activities:
Payment of costs associated with re-financing of senior secured notes	(135,788)	-
Repayment of long-term obligations	(164,573)	(232,748)
Net cash used in financing activities	(300,361)	(232,748)

Effect of exchange rate changes on cash and cash equivalents	(17,022)	69,410

Net decrease in cash and cash equivalents	(450,134)	(2,551,776)
Cash and cash equivalents - beginning of period	1,643,768	3,435,337

Cash and cash equivalents - end of period	$1,193,634	$883,561

Supplemental schedule of non-cash investing and financing activities:
Equipment acquired under capital leases	$191,298	$-
Cumulative effect of change in accounting principle for warrant classification	$876,400	$-
Exchange of warrant liability for senior secured notes payable	$-	$19,000,000
Non-cash issuance of common stock in connection with the settlement of class action lawsuits	$-	$600,000

See accompanying notes to these condensed consolidated financial statements.

WORKSTREAM INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE  1.     THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Unaudited Interim Financial Information

The accompanying condensed consolidated balance sheet as of November 30, 2009, the condensed consolidated statements of operations for the three and six months ended November 30, 2009 and 2008, and the condensed consolidated statements of cash flows for the six months ended November 30, 2009 and 2008 are unaudited but include all adjustments (consisting of normal recurring adjustments) that are, in the opinion of management, necessary for a fair presentation of our financial position at such dates and our results of operations and cash flows for the periods then ended in conformity with U.S. generally accepted accounting principles (“US GAAP”).  The condensed consolidated balance sheet as of May 31, 2009 has been derived from the audited consolidated financial statements at that date but, in accordance with the rules and regulations of the United States Securities and Exchange Commission (“SEC”), does not include all of the information and notes required by US GAAP for complete financial statements.  Operating results for the three and six months ended November 30, 2009 are not necessarily indicative of results that may be expected for the entire fiscal year.  These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Form 10-K for the fiscal year ended May 31, 2009.

Description of the Company

Workstream Inc. (“Workstream” or the “Company”) is a provider of services and software for Human Capital Management (“HCM”).  HCM is the process by which companies recruit, train, evaluate, motivate and retain their employees.  Workstream offers software and services that address the needs of companies to more effectively manage their human capital management function.  Workstream has two distinct reportable segments: Enterprise Workforce Services and Career Networks.  The Enterprise Workforce Services segment offers a suite of HCM software solutions, which includes performance management, compensation management, development, recruitment, benefits administration and enrollment, succession planning, and employee reward programs.  The Career Networks segment offers recruitment research, resume management, and career transition services.  In addition, Career Networks provides services through a web-site where job-seeking senior executives can search job databases and post their resumes, and companies and recruiters can post position openings and search for qualified senior executive candidates.  Workstream conducts its business primarily in the United States of America and Canada.

Going Concern and Management’s Assessment of Liquidity

The opinion of our independent registered public accounting firm on the audited financial statements as of and for the year ended May 31, 2009 contained an explanatory paragraph regarding substantial doubt about our ability to continue as a going concern.

The Company has incurred substantial losses in recent periods and, as a result, has a shareholders’ deficit of $7,322,094 as of November 30, 2009.  Losses for the six months ended November 30, 2009 were $701,014 and losses for the years ended May 31, 2009 and 2008 were $4,856,356 and $52,616,875, respectively.  The Company's ability to continue as a going concern depends upon its ability to successfully refinance approximately $21.6 million of its senior secured notes payable (the “Notes”), including accrued interest thereon, generate positive cash flows from operations and obtain sufficient additional financing, if necessary.  The Notes went into default on May 22, 2009 due to the Company’s suspension of trading on the NASDAQ Stock Market as a result of its shareholders’ deficit.  Such Notes were restructured on December 11, 2009; please refer to Note 2 to these condensed consolidated financial statements.  The accompanying financial statements have been prepared on a going concern basis, which assumes continuity of operations and realization of assets and liabilities in the ordinary course of business.  The financial statements do not include any adjustments that might result if the Company was forced to discontinue its operations.

WORKSTREAM INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Due to significant reductions in operating expenses in the fourth quarter of fiscal 2008 and throughout fiscal 2009, management believes that current operations will be sufficient to meet its anticipated working capital and capital expenditure requirements upon the refinancing of the Notes.  The current operating loss is the result of current economic conditions and is a reflection of the overall health of the economy as a whole.  Based on an analysis of our current contracts, forecasted new business, our current backlog and current expense level along with the refinancing of the Notes, management believes the Company will meet its cash flow needs for fiscal 2010.  If these measures fall short, management will consider additional cost savings measures, including cutting back product development initiatives, further reducing operating expenditures as well as seeking additional financing, if deemed necessary.  We recognize that there are no assurances that the Company will be successful in meeting its cash flow requirements, however, management is confident that, if necessary, there are other alternatives available to fund operations and meet cash requirements during fiscal 2010.

Use of Estimates

The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions affecting the amounts reported in the consolidated financial statements and the accompanying notes.  Changes in these estimates and assumptions may have a material impact on the financial statements and accompanying notes.

Warrant Liability

On June 1, 2009, the Company adopted the guidance on determining whether an instrument (or embedded feature) is indexed to an entity’s own stock (primarily codified in ASC 815, Derivatives and Hedging).  This guidance requires a new 2-step test for determination of whether an equity-linked financial instrument (or embedded feature) is indexed to its own stock. Step 1 is to evaluate the instrument's contingent exercise provisions, if any, and step 2 is to evaluate the instrument's settlement provisions.  The Company evaluated its existing current instruments previously classified as equity immediately prior to such adoption and determined that the warrants issued in conjunction with its Senior Secured Notes Payable are not indexed to the Company’s own stock under the accounting requirements due primarily to the reset provisions of the warrant in the event of lower priced financing transactions.  Therefore, they were reclassified out of equity to a liability classification as of June 1, 2009 via a cumulative effect adjustment, as required.  Subsequent changes to the fair value of the liability after June 1, 2009 will be included in the consolidated statements of operations.  The table below details the effect of the adoption on the Company’s financial statements as of June 1, 2009:

	May 31, 2009	Effect of Adoption		June 1, 2009

Common stock warrant liability	-	876,400	(1)	876,400
Additional paid-in capital	18,269,589	(338,800)	(2)	17,930,789
Accumulated deficit	(136,876,313)	(537,600)	(3)	(137,413,913)

(1)	Fair value of warrants on May 31, 2009.
(2)	Fair value of warrants upon issuance on August 29, 2008.
(3)	Cumulative change in fair value of warrants from August 29, 2008 through May 31, 2009.

The fair value of the warrants was valued using a lattice-based valuation model with the following key inputs:

	August 29, 2008	May 31, 2009	November 30, 2009

Stock Price	$0.20	$0.37	$0.30
Exercise Price	$0.25	$0.25	$0.25
Expected volatility	74%-117%	94%-194%	21%-149%
Expected dividend yield	0%	0%	0%
Expected term (in years)	3.9	3.2	2.7
Risk-free interest rate	1.97%-2.60%	0.14%-1.42%	0.08%-0.67%

WORKSTREAM INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Fair Value of Financial Instruments

The Company performs fair value measurements in accordance with the guidance provided by ASC 820, Fair Value Measurements and Disclosures.  ASC 820 defines fair value, establishes a framework for measuring fair value under GAAP and expands disclosures about fair value measurements.  ASC 820 defines fair value as the exchange price that would be paid by an external party for an asset or liability (exit price) and emphasizes that fair value is a market-based measurement, not an entity-specific measurement.   ASC 820 also establishes a fair value hierarchy which requires an entity to classify the inputs used in measuring fair value for assets and liabilities as follows:

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

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of November 30, 2009.  The Company uses the market approach to measure fair value for its Level 1 financial assets which includes cash equivalents.  The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities.  There were no cash equivalents as of November 30, 2009.  The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values due to the short-term nature of these instruments.  These instruments include cash, accounts receivable, accounts payable and accrued liabilities.

The Company’s Senior Secured Notes were initially valued using multiple, probability-weighted cash flow outcomes at credit-risk adjusted market rates.  The fair value of the Notes is being accreted to the Face Value including accrued interest of $22,835,685 until August 29, 2010 through interest expense using the effective interest method.  The carrying value of the Notes on November 30, 2009 approximated their fair value, including accrued interest thereon.

The embedded put derivative on the Company’s Senior Secured Notes was valued in accordance with ASC 820 using multiple, probability-weighted cash flow outcomes (Level 3 inputs) at credit-risk adjusted market rates (Level 2 inputs).  The Company’s warrants related to the Notes were valued using a lattice-based valuation model with the inputs detailed above under Warrant Liability.

The following table details the change in the fair value of our financial instruments using significant unobservable inputs (Level 3) during the three months ended November 30, 2009:

	Embedded	Warrant
	Put Derivative	Liability		Total

Fair value as of May 31, 2009	$493,693	$876,400	(1)	$1,370,093
Change in fair value of warrants and derivative	(493,693)	(294,000)		(787,693)
Fair value as of November 30, 2009	$-	$582,400		$582,400

(1)	Fair value of warrants as of May 31, 2009 recorded as a liability in the Company’s financial statements upon initial adoption of ASC 815.40 on June 1, 2009.

Further, the Company began applying fair value measurements for all non-financial assets and non-financial liabilities on June 1, 2009.  This application did not have a significant impact on the Company’s results of operations, financial position or cash flows for the three or six months ended November 30, 2009.

WORKSTREAM INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Derivative Financial Instruments

The Company’s Senior Secured Notes contain a contingent put reflected in the contractual rights of default.  Under these provisions, the Holder has the right to put the Notes back to the Company for 110% of face value in the event of certain equity-indexed defaults, such as listing failure and non-delivery of common shares issuable upon exercise of certain warrants.  Under ASC 815, Derivatives and Hedging, the risks of equity are inconsistent with the risks of the debt host and, therefore, embedded put derivatives such as these require bifurcation and separate classification at fair value.  The embedded put derivative and certain Company issued warrants are recorded at fair value, marked-to-market at each reporting period and classified in the Company’s condensed consolidated balance sheet as a separate line item.

Accounting for Stock-Based Compensation

Stock-based compensation expense for all stock-based compensation awards granted on or subsequent to June 1, 2006 is based on the grant date fair value estimated in accordance with ASC 718, Compensation – Stock Compensation.  Compensation expense for stock option awards is recognized on a straight-line basis over the requisite service period of the award.  We utilize the Black-Scholes option-pricing model to value our stock option grants.  As required, we also estimate forfeitures in calculating the expense related to stock-based compensation, and it requires us to reflect cash flows resulting from excess tax benefits related to those options as a cash inflow from financing activities rather than as a reduction of taxes paid.

The assumptions in the following table were used to calculate the fair-value of share-based payment awards using the Black-Scholes option pricing model, which values options based on the stock price at the grant date, the expected life of the option, the estimated volatility of the stock, expected dividend payments, and the risk-free interest rate over the expected life of the option.

	Six Months Ended
	November 30
	2009	2008

Expected volatility	169%-171%	137%
Expected dividend yield	0%	0%
Expected term (in years)	3.45	3.45
Risk-free interest rate	2.23%-2.71	2.90%
Forfeiture rate	30%	0%

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

Comprehensive Loss

Comprehensive loss consists of the following:

	Three Months ended		Six Months ended
	November 30,		November 30,
	2009	2008	2009	2008

Net loss	$(341,132)	$(1,349,620)	$(701,014)	$(3,401,202)
Foreign currency translations gains (losses), net	7,184	180,639	(15,532)	184,551

Comprehensive loss	$(333,948)	$(1,168,981)	$(716,546)	$(3,216,651)

WORKSTREAM INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Reclassifications

Certain prior period amounts have been reclassified in the accompanying fiscal 2009 condensed consolidated financial statements to conform to the current period presentation.

Subsequent Events

In accordance with ASC 855, Subsequent Events, we evaluated subsequent events through the date and time our condensed consolidated financial statements were issued on January 14, 2010.

Recent Accounting Pronouncements

In September 2009, the FASB ratified ASC Update No. 2009-13, Multiple-Deliverable Revenue Arrangements (“ASC 2009-13”).  ASC 2009-13, amends existing revenue recognition accounting pronouncements that are currently within the scope of FASB Accounting Standards Codification, or ASC, Subtopic 605-25 (previously included within EITF Issue No. 00-21, Revenue Arrangements with Multiple Deliverables).  This consensus provides for two significant changes to the existing multiple element revenue recognition guidance.  First, this guidance deletes the requirement to have objective and reliable evidence of fair value for undelivered elements in an arrangement and will result in more deliverables being treated as separate units of accounting.  The second change modifies the manner in which the transaction consideration is allocated across the separately identified deliverables.  These changes may result in entities recognizing more revenue up-front, and entities will no longer be able to apply the residual method and defer the fair value of undelivered elements. Upon adoption of these new rules, each separate unit of accounting must have a selling price, which can be based on management’s estimate when there is no other means to determine the fair value of that undelivered item, and the arrangement consideration is allocated based on the elements’ relative selling price.  This accounting guidance is effective no later than fiscal years beginning on or after June 15, 2010 but may be early adopted as of the first quarter of an entity’s fiscal year.  Entities may elect to adopt this accounting guidance either through prospective application to all revenue arrangements entered into or materially modified after the date of adoption or through a retrospective application to all revenue arrangements for all periods presented in the financial statements.  We are currently evaluating the impact of this revised accounting guidance.

In September 2009, the FASB ratified ASC No. 2009-14, Applicability of SOP 97-2 to Certain Arrangements that Include Software Elements (formerly EITF Issue No. 09-3, Certain Revenue Arrangements that Include Software Elements), which amends the existing accounting guidance for how entities account for arrangements that include both hardware and software, which typically resulted in the sale of hardware being accounted for under the software revenue recognition rules.  This accounting guidance changes revenue recognition for tangible products containing software elements and non-software elements.  The tangible element of the product is always outside of the scope of the software revenue recognition rules, and the software elements of tangible products when the software element and non-software elements function together to deliver the product’s essential functionality are outside of the scope of the software rules.  As a result, both the hardware and qualifying related software elements are excluded from the scope of the software revenue guidance and accounted for under the revised multiple-element revenue recognition guidance.  This accounting guidance is effective for all fiscal years beginning on or after June 15, 2010 with early adoption permitted.  Entities must adopt ASC 2009-14 and ASC 2009-13 in the same manner and at the same time.  We are currently evaluating the impact of this revised accounting guidance.

In June 2009, the FASB issued SFAS No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles (codified within ASC 105, Generally Accepted Accounting Principles) , which establishes the FASB Accounting Standards Codification as the single source of authoritative U.S. GAAP.  The Codification will supersede all existing non-SEC accounting and reporting standards.  As a result, upon adoption, all references to accounting literature in our SEC filings will conform to the appropriate reference within the Codification.  The adoption of this standard did not have an impact on our financial position, results of operations or cash flows.

WORKSTREAM INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

NOTE 2.      INVESTOR WARRANTS AND SENIOR SECURED NOTES PAYABLE

On August 29, 2008, we entered into exchange agreements that provided for the exchange of the aggregate $19,000,000 Special Warrants and Additional Warrants indexed to 3,800,000 shares of common stock, issued August 3, 2007 (“Old Warrants”), for an aggregate $19,147,191 in Face Value of Senior Secured Notes (collectively, the “Notes”) and newly issued warrants indexed to 3,800,000 shares of common stock (“New Warrants”) (the “2008 Exchange Transaction”).  Financing costs of $147,191 incurred by the holders of the Notes (“Holders”) are included in the face value of the Notes.

The Notes were secured by a lien on all of our and our subsidiaries’ assets pursuant to the terms of a Security Agreement with each Note Holder.  Interest on the Notes accrued at an annual rate of 7% until August 29, 2009 and then 12% per year thereafter.  The Notes were to mature on August 29, 2010 and all unpaid principal and accrued interest was to be due upon maturity.

The New Warrants were convertible into 3,800,000 shares of common stock at an exercise price of $0.25.  All other material terms of the New Warrants were substantially the same as those contained in the old warrants that were exchanged, including the existence of anti-dilution provisions that provide for a full adjustment of the exercise price and the number of common shares to be issued in the event we, in certain circumstances, issue securities at a price below the exercise price of the New Warrants.  Each New Warrant must be exercised on or prior to August 3, 2012 or it will expire by its terms.

The Notes also contained a contingent put reflected in the contractual rights of default.  Upon the occurrence of an event of default, as defined in the Notes, a Holder could require us to redeem all or a portion of such Holder’s Note at a price equal to 110% of the sum of the principal amount of the Note, accrued and unpaid interest and late fees, if any, to be redeemed. Under ASC 815, Derivatives and Hedging, the risks of equity are inconsistent with the risks of the debt host and, therefore, embedded put derivatives such as these require bifurcation and separate classification at fair value.  Each of our subsidiaries delivered a Guaranty pursuant to which it agreed to guarantee our obligations under each Note.

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

The Notes and the embedded put derivative were valued in accordance with ASC 820 using multiple, probability-weighted cash flow outcomes at credit-risk adjusted market rates.  The fair value of the Notes was accreted to the Face Value including accrued interest of $22,835,685 until August 29, 2010 through interest expense using the effective interest method.   Interest expense on the Notes was $883,878 and $1,393,029 during the three and six months ended November 30, 2009.  Gains on the decrease in the fair value of $521,026 and $493,693 on the embedded put derivative were recognized in the condensed consolidated statements of operations during the three and six months ended November 30, 2009, respectively.

On June 1, 2009, the Company adopted ASC 815.40 which required it to begin accounting for the New Warrants as a liability due primarily to the reset provisions of the warrant in the event of lower priced financing transactions.  Therefore, they were reclassified out of equity to a liability classification as of June 1, 2009 via a cumulative effect adjustment.  Amounts of $(156,800) and $294,000 associated with the change in the fair value of the New Warrants are recognized in the condensed consolidated statement of operations for the three and six months ended November 30, 2009, respectively.

In August 2009, the Company signed a term sheet with the Holders, whereby the Holders agreed to restructure the Notes. On December 11, 2009, the Company entered into a separate Exchange Agreement (collectively, the “Exchange Agreements”) with each of the Holders of its senior secured promissory notes pursuant to which, among other  things, each Holder exchanged its existing Note for: (i) a replacement senior secured non-convertible note (a “Non-Convertible Note”); (ii) a senior secured convertible note that is convertible into the Company's common shares at a conversion price of $0.25 (a “$0.25 Convertible Note”); and, (iii) a senior secured convertible note that is convertible into the Company's common shares at a conversion price of $0.10 (a “$0.10 Convertible Note,” and together with the Non-Convertible Notes and the $0.25 Convertible Notes, collectively, the “New Secured Notes”).  Pursuant to the terms of the separate Exchange

WORKSTREAM INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Agreements, the Company issued Non-Convertible Notes in an aggregate principal amount of $9,500,000, $0.25 Convertible Notes in an aggregate principal amount of $6,650,000, and $0.10 Convertible Notes in an aggregate principal amount of $5,361,337.  The aggregate principal amount of all of the New Secured Notes issued pursuant to the Exchange Agreements is $21,613,516, which was the aggregate amount of principal and accrued interest outstanding under the Notes on December 11, 2009.

Each New Secured Note continues to be secured by a lien on all of the assets of the Company and its subsidiaries pursuant to the terms of the existing Security Agreement with the Investors, as amended in connection with the exchange transaction.   Interest on each New Secured Note accrues at an annual rate of 9.5%.  Interest on the $0.25 Convertible Notes and the $0.10 Convertible Notes compounds on a quarterly basis and is payable, together with principal, on July 31, 2012 (the “Maturity Date”).  Interest on the Non-Convertible Notes compounds on a quarterly basis and is payable on the Maturity Date, while part of the principal is payable on a quarterly basis pursuant to an agreed upon schedule.

Upon the occurrence of an event of default, as defined in the New Secured Notes, an Investor may require the Company to redeem all or a portion of such Investor’s Notes.  Upon a disposition of assets or liquidity event (each as defined in the New Secured Notes), the Company is required to use 100% of the net proceeds to redeem the New Secured Notes.  Each New Secured Note contains customary covenants with which the Company must comply.  Each subsidiary of the Company previously agreed to guarantee the obligations of the Company under the Notes and has reaffirmed such guarantee with respect to the New Secured Notes by delivering to the Investors a Reaffirmation of Guaranty.  The Company and each of the Investors also entered into a Second Amended and Restated Registration Rights Agreement principally in order to include the common shares of the Company into which the $0.25 Convertible Notes and the $0.10 Convertible Notes are convertible as registrable securities.

Each of the New Warrants issued in connection with the 2008 Exchange Transaction contained anti-dilution protection provisions.  As a result of the Company’s issuance of the $0.10 Convertible Notes, the exercise price of the New Warrants that remain outstanding was adjusted to $0.10 per share from $0.25 per share and the number of common shares issuable upon exercise was proportionately increased.

NOTE 3.      COMMITMENTS AND CONTINGENCIES

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

WORKSTREAM INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

of both the companies. Upon the completion of the Merger, the equity interests in Empagio would be converted into up to 177,397,332 shares of Workstream Inc. common stock, representing approximately 75% of the Company’s outstanding common stock on a diluted basis following the Merger.

On June 24, 2008, the Company filed a lawsuit in the Superior Court of the State of Delaware in and for New Castle County (the “State Court Lawsuit”) against Empagio Acquisition, LLC (“Empagio”) and SMB Capital Corporation (“SMB”) to obtain the $5 million termination fee required to be paid by Empagio and SMB pursuant to Section 7.02 of the Agreement and Plan of Merger dated as of February 12, 2008 among the Company, Workstream Merger Sub Inc., Empagio and SMB, which agreement was terminated by the Company on June 13, 2008.  On June 25, 2008, Empagio and SMB filed a lawsuit against the Company in the United States District Court for the District of Delaware (the “Federal Lawsuit”) alleging entitlement to a $3 million termination fee pursuant to the Agreement and Plan of Merger.  On July 29, 2008, Empagio and SMB filed a notice of voluntary dismissal of their Federal Lawsuit based on an understanding that Empagio and SMB would make their claim as part of the Company’s State Court Lawsuit.  In accordance with the voluntary notice of dismissal of the Federal Lawsuit, Empagio and SMB have now asserted their claims in the State Court Lawsuit.  The Company has denied these allegations.  The parties are proceeding with discovery in this case.  Trial is scheduled for March 7, 2011, with mandatory alternative dispute resolution to be completed by January 7, 2011.

* * *

On June 10, 2009, Franklin Drive, LLC filed a lawsuit in the Superior Court of the State of California against the Company, its former Chief Executive Officer and its former Chief Financial Officer for a dispute regarding the Company’s lease of commercial property located at 5000 Franklin Drive, Pleasanton, California which was for a term commencing on January 1, 2008 and expiring on January 31, 2013.  On or about October 2008, we abandoned the property and ceased making rental payments pursuant to the lease.  Franklin Drive, LLC is claiming termination damages of $1.5 million, but seeking actual settlement at terms considerably less than this amount.  On or about January 8, 2010, the parties entered into an out-of-court, settlement in which the Company has agreed to pay Franklin Drive, LLC a total of $246,000 comprised of an initial payment of $80,000 and twelve equal monthly payments of $13,833.  The full amount of this settlement was accrued in the condensed consolidated balance sheet as of November 30, 2009.

* * *

The Company is subject to other legal proceedings and claims which arise in the ordinary course of business.  The Company does not believe that the resolution of such actions will materially affect the Company’s business, results of operations, financial condition or cash flows.

NOTE 4.      CAPITAL STOCK

Classes of Stock

The authorized share capital consists of an unlimited number of no par value common shares, an unlimited number of no par value Class A Preferred Shares (the “Class A Preferred Shares”), and an unlimited number of no par value Series A Convertible Preferred Shares (the “Series A Shares”).  There were 56,993,312 common shares issued and outstanding as of November 30, 2009.  There were no Class A Preferred Shares or Series A Shares outstanding as of November 30, 2009.

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

WORKSTREAM INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

The assumptions used to calculate the fair-value of share-based payment awards are found in Note 1 under Accounting for Stock-Based Compensation.  The Company recognized the following for stock-based compensation expense resulting from stock options in the consolidated statements of operations under general and administrative expenses:

	Three Months Ended		Six Months Ended
	November 30,		November 30,
	2009	2008	2009	2008

Stock compensation expense - options	$20,180	$24,009	$40,397	$90,263

Stock option activity and related information is summarized as follows:

				Weighted
		Weighted		Average
		Average	Weighted	Remaining	Aggregate
	Number	Exercise	Average	Contractual	Intrinsic
	of Options	Price	Fair Value	Term (in Years)	Value

Balance outstanding - May 31, 2008	2,356,548	$1.23
Granted	27,600	0.17	$0.09
Exercised	-	-
Forfeited or expired	(957,116)	1.37
Balance outstanding - May 31, 2009	1,427,032	1.12
Granted	906,700	0.31	$0.27
Exercised	-	-
Forfeited or expired	(234,400)	1.86
Balance outstanding - November 30, 2009	2,099,332	$0.75		3.2	$2,386

Exercisable - November 30, 2009	1,134,717	$1.07		2.3	$352

The aggregate intrinsic value in the table above represents total intrinsic value (of options in the money), which is the difference between the Company’s closing stock price of $0.21 on November 30, 2009, the last trading day of the reporting period and the exercise price times the number of shares, that would have been received by the option holders had the option holders exercised their options on November 30, 2009.

There were no options exercised during the six months ended November, 2009 and 2008; and therefore, no intrinsic value or cash received from option exercises during the period.

The following table summarizes information about options outstanding at November 30, 2009:

Range of Exercise Prices	Number of Options Outstanding	Weighted Average Remaining Contractual Life (in Years)	Weighted Average Exercise Price	Number of Options Exercisable	Weighted Average Remaining Contractual Life (in Years)	Weighted Average Exercise Price

$0.19 - $0.99	1,598,500	3.8	$0.52	650,330	3.0	$0.76
$1.00 - $1.99	460,301	1.5	1.34	443,856	1.5	1.34
$2.00 - $2.99	5,000	1.2	2.04	5,000	1.2	2.04
$3.00 - $3.25	35,531	0.1	3.25	35,531	0.1	3.25
	2,099,332	3.2	0.75	1,134,717	2.3	1.07

WORKSTREAM INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

As of November 30, 2009, $163,005 of total unrecognized compensation costs related to non-vested stock options is expected to be recognized ratably over the remaining individual vesting periods up to three years.  The realized tax benefit from stock options and other share based payments was nil for the three and six months ended November 30, 2009 and 2008 due to the uncertainty of realizability.

The Company grants restricted stock units (“RSUs”) to certain management and members of the Board of Directors.  Each restricted stock unit represents one share of common stock and vests ratably over three years.  The Company will then issue common stock for the vested restricted stock units upon exercise by the grantee.  During the vesting period, the restricted stock units cannot be transferred, and the grantee has no voting rights.  The cost of the awards, determined as the fair value of the shares on the grant date, is expensed ratably over the vesting period.  The stock-based compensation expense associated with the restricted stock units included in general and administrative expenses on the consolidated statements of operations and in additional paid-in capital on the consolidated balance sheets is as follows:

	Three Months Ended		Six Months Ended
	November 30		November 30,
	2009	2008	2009	2008

Stock compensation expense - RSUs	$14,939	$15,007	$29,877	$42,440

As of November 30, 2009, $65,572 of total unrecognized compensation costs related to non-vested restricted stock unit grants is expected to be recognized ratably over the remaining individual vesting periods up to three years.

			Weighted
	Number		Average
	of Units		Fair Value

Outstanding - May 31, 2008	486,670	(1)
Granted	200,926		$0.27
Vested and issued	(549,822)
Forfeited or expired	(60,000)
Outstanding - May 31, 2009	77,774
Granted	160,000		$0.34
Vested and issued	-
Forfeited or expired	-
Outstanding - November 30, 2009	237,774	(2)

(1)	At May 31, 2008, 486,670 restricted stock units were outstanding including 264,444 that were fully vested, but not issued.
(2)	At November 30, 2009, 237,774 restricted stock units were outstanding including 46,444 that were fully vested but not issued.

WORKSTREAM INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

As of November 30, 2009, the Company had outstanding warrants to purchase shares of common stock which were issued in connection with past financing arrangements.  Information related to these warrants is summarized as follows:

				Weighted
		Weighted		Average
		Average	Weighted	Remaining	Aggregate
	Number	Exercise	Average	Contractual	Intrinsic
	of Warrants	Price	Fair Value	Term (in Years)	Value

Balance outstanding - May 31, 2008	24,337,501	$1.70
Granted	3,800,000	0.25	$0.12
Exercised	(1,000,000)	0.25
Forfeited or expired	(21,987,501)	2.28
Balance outstanding - May 31, 2009	5,150,000	0.14
Granted	-
Exercised	-
Forfeited or expired	-
Balance outstanding - November 30, 2009	5,150,000	$0.14		2.3	$470,000

Exercisable - November 30, 2009	5,150,000	$0.14		2.3	$470,000

NOTE 5.      SEGMENT INFORMATION

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

WORKSTREAM INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

The following tables summarize the Company’s operations by business segment for the three and six months ended November 30, 2009 and 2008:

	Three Months Ended November 30, 2009			Three Months Ended November 30, 2008
	Enterprise			Enterprise
	Workforce	Career		Workforce	Career
	Services	Networks	Total	Services	Networks	Total

Software	$1,739,128	$-	$1,739,128	$1,838,082	$-	$1,838,082
Professional services	273,567	-	273,567	509,169	-	509,169
Rewards	2,096,257	-	2,096,257	1,435,089	-	1,435,089
Career services	-	921,167	921,167	-	1,361,983	1,361,983
Revenue, net	4,108,952	921,167	5,030,119	3,782,340	1,361,983	5,144,323

Cost of revenues	1,700,878	31,172	1,732,050	1,426,837	72,505	1,499,342
Gross profit	2,408,074	889,995	3,298,069	2,355,503	1,289,478	3,644,981
Expenses	2,091,028	767,554	2,858,582	2,541,052	1,624,860	4,165,912
Amortization and depreciation	293,582	7,342	300,924	428,131	17,961	446,092
Business segment income / (loss)	$23,464	$115,099	138,563	$(613,680)	$(353,343)	(967,023)

Other income and expense and income tax			(479,695)			(382,597)
Net loss			$(341,132)			$(1,349,620)

	Six Months Ended November 30, 2009			Six Months Ended November 30, 2008
	Enterprise			Enterprise
	Workforce	Career		Workforce	Career
	Services	Networks	Total	Services	Networks	Total

Software	$3,345,455	$-	$3,345,455	$3,631,979	$-	$3,631,979
Professional services	507,905	-	507,905	1,231,140	-	1,231,140
Rewards	3,520,071	-	3,520,071	2,954,004	-	2,954,004
Career services	-	1,868,433	1,868,433	-	2,880,086	2,880,086
Revenue, net	7,373,431	1,868,433	9,241,864	7,817,123	2,880,086	10,697,209

Cost of revenues	2,931,591	90,147	3,021,738	2,921,925	179,887	3,101,812
Gross profit	4,441,840	1,778,286	6,220,126	4,895,198	2,700,199	7,595,397
Expenses	4,051,426	1,714,819	5,766,245	6,263,149	3,432,957	9,696,106
Amortization and depreciation	568,772	13,929	582,701	891,634	35,233	926,867
Business segment income / (loss)	$(178,358)	$49,538	(128,820)	$(2,259,585)	$(767,991)	(3,027,576)

Other income and expense and income tax			(572,194)			(373,626)
Net loss			$(701,014)			$(3,401,202)

WORKSTREAM INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

NOTE 6.      NET LOSS PER SHARE

The following is a reconciliation of basic net loss per share to diluted net loss per share:

	Three Months Ended		Six Months Ended
	November 30,		November 30,
	2009	2008	2009	2008
Numerator:
Net loss	$(341,132)	$(1,349,620)	$(701,014)	$(3,401,202)

Denominator:
Weighted average shares outstanding used
to compute basic EPS	56,997,415	55,120,140	56,995,352	53,766,928
Effect of dilutive securities:
None	-	-	-	-
Weighted average shares outstanding used
to compute diluted EPS	56,997,415	55,120,140	56,995,352	53,766,928

Basic net loss per common share	$(0.01)	$(0.02)	$(0.01)	$(0.06)
Diluted net loss per common share	$(0.01)	$(0.02)	$(0.01)	$(0.06)

Because the Company reported a net loss during the three and six months ended November 30, 2009 and 2008, the Company excluded the impact of its common stock equivalents in the computation of dilutive earnings per share for these periods, as their effect would be anti-dilutive.  The following outstanding instruments could potentially dilute earnings per share in the future as of November 30, 2009:

Total dilutive instruments:
Stock options	2,099,332
Restricted stock units	237,774
Escrowed shares	108,304
Warrants	5,150,000
Total potential dilutive instruments	7,595,410

On December 11, 2009, the Company issued $5,361,337 of $0.10 Convertible Notes and $6,650,000 off $0.25 Convertible Notes.  The principal of these notes are convertible into a combined 80,213,370 common shares and are potentially dilutive instruments.  Furthermore, these notes accrue interest at 9.5% compounded on a quarterly basis in which the accrued interest is also convertible into common shares at said conversion rates.

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

The following discussion and analysis should be read in conjunction with our audited consolidated financial statements and related notes included in our Annual Report on Form 10-K as filed on September 14, 2009 and in conjunction with our unaudited condensed consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q.  All figures are in United States dollars, except as otherwise noted.

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

Enterprise Workforce Services

The Enterprise Workforce Services segment primarily consists of HCM software, professional services and additional products sold as part of rewards programs.  Specifically, our Enterprise Workforce segment offers a complete suite of on-demand HCM software solutions, which address performance, compensation, development, recruitment, benefits and rewards. Workstream provides on-demand compensation, performance and talent management solutions and services that help companies manage the entire employee lifecycle - from recruitment to retirement.  We offer software and services that focus on talent management and address the needs of companies to more effectively manage their Human Capital Management (HCM) functions.  Talent Management is the process by which companies recruit, train, evaluate, motivate, develop and retain their employees.  We believe that our integrated TalentCenter Solution Suite, which brings together our entire modular stand-alone applications on a common platform, is more efficient and effective than traditional methods of human resource management. Access to our TalentCenter Solution Suite is offered on a monthly subscription basis under our web-based Software-as-a-Service (“SaaS”) delivery model designed to help companies build high performing workforces, while controlling costs.

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

RESULTS OF OPERATIONS

At the end of fiscal 2008 and the first half of fiscal 2009, management restructured the entire Company and decreased its employee base by 35% and reduced its usage of outside consultants as part of its overall plan to reduce costs to better align them with the Company’s current revenues.  Therefore, fiscal 2010 expenses for consulting fees and employment related expenses such as wages, commissions, bonuses, payroll taxes and health benefits were and are expected to be sharply lower than fiscal 2009 expenses, particularly in comparison to the first and second quarters.

To monitor our results of operations and financial condition, we review key financial information including net revenues, gross profit, operating income and cash flow from operations.  We have deployed numerous analytical dashboards across our business to assist in evaluating current performance against established metrics, budgets and business objectives on an ongoing basis.  We continue to seek methods to more efficiently monitor and manage our business performance.  Such financial information has been included in the following discussion of the Company’s results of operations.

Revenues

	Three Months Ended November 30,				Six Months Ended November 30,
	2009	2008	$ Change	% Change	2009	2008	$ Change	% Change
Revenues:
Software	$1,739,128	$1,838,082	$(98,954)	-5.4%	$3,345,455	$3,631,979	$(286,524)	-7.9%
Professional services	273,567	509,169	(235,602)	-46.3%	507,905	1,231,140	(723,235)	-58.7%
Rewards	2,096,257	1,435,089	661,168	46.1%	3,520,071	2,954,004	566,067	19.2%
Career networks	921,167	1,361,983	(440,816)	-32.4%	1,868,433	2,880,086	(1,011,653)	-35.1%
Total revenues	$5,030,119	$5,144,323	$(114,204)	-2.2%	$9,241,864	$10,697,209	$(1,455,345)	-13.6%

Percentage of total revenues:
Software	34.6%	35.7%			36.2%	34.0%
Professional services	5.4%	9.9%			5.5%	11.5%
Rewards	41.7%	27.9%			38.1%	27.6%
Career networks	18.3%	26.5%			20.2%	26.9%

Fiscal Second Quarter 2010 Compared to Fiscal Second Quarter 2009: Software revenue is comprised of hosting, license and maintenance fees.  Software revenue decreased primarily due to lower subscriptions as a result of discontinuing support on old software versions and lack of renewals from existing client base.  Professional services revenues decreased due to less consulting for existing customer upgrades or specialization work and no new customers.  We will be implementing a new, more targeted approach during the second half of fiscal 2010 in order to attract new customers to coincide with an expected overall economic recovery and anticipated increase in IT spending.  Rewards increased significantly due to better efficiencies by the Company in shipping product and higher utilization of the rewards program by existing customers.  Career Networks revenues decreased primarily due to less employer and recruiter advertising and economic conditions that negatively affected deals in the recruiting and career transition services segment of the business along with less availability of financing for its customers. Additionally, we spent less on marketing and advertising and as a result received less leads on which to convert to revenues.  We have implemented a more targeted approach and alternative financing terms for our career transition clients and as a result believe that the third quarter of fiscal 2010 revenues will begin to improve over the second quarter of fiscal 2010.

First Half Fiscal 2010 Compared to First Half Fiscal 2009: Software revenue decreased primarily due to lower subscriptions as a result of discontinuing support on old software versions and lack of renewals from existing client base.  Professional services revenues decreased due to less consulting for existing customer upgrades or specialization work and no new customers.  We will be implementing a new, more targeted approach during the second half of fiscal 2010 in order to attract new customers to coincide with an expected overall economic recovery and anticipated increase in IT spending.  Rewards increased significantly due to better efficiencies by the Company in shipping product and higher utilization of the rewards program by existing customers.  Career Networks revenues decreased primarily due to less employer and recruiter advertising and economic conditions that negatively affected deals in the recruiting and career transition services segment of the business along with less availability of financing for its customers. Additionally, we spent less on marketing and advertising and as a result received less leads on which to convert to revenues.  We have implemented a more targeted approach and alternative financing terms for our career transition clients and as a result believe that the third quarter of fiscal 2010 revenues will begin to improve over the first half of fiscal 2010.

Cost of Revenues & Gross Profit

	Three Months Ended November 30,				Six Months Ended November 30,
	2009	2008	$ Change	% Change	2009	2008	$ Change	% Change
Cost of revenues
Software	$139,184	$108,232	$30,952	28.6%	$256,210	$252,144	$4,066	1.6%
Professional services	36,338	149,378	(113,040)	-75.7%	66,350	326,541	(260,191)	-79.7%
Rewards	1,525,356	1,169,227	356,129	30.5%	2,609,031	2,343,240	265,791	11.3%
Career networks	31,172	72,505	(41,333)	-57.0%	90,147	179,887	(89,740)	-49.9%
	$1,732,050	$1,499,342	$232,708	15.5%	$3,021,738	$3,101,812	$(80,074)	-2.6%

Gross profit	$3,298,069	$3,644,981	$(346,912)	-9.5%	$6,220,126	$7,595,397	$(1,375,271)	-18.1%

Gross profit as a percentage of total revenues:
Software	92.0%	94.1%			92.3%	93.1%
Professional services	86.7%	70.7%			86.9%	73.5%
Rewards	27.2%	18.5%			25.9%	20.7%
Career networks	96.6%	94.7%			95.2%	93.8%
Total	65.6%	70.9%			67.3%	71.0%

Fiscal Second Quarter 2010 Compared to Fiscal Second Quarter 2009: Software costs of revenues increased due to increases in service provider fees, but decreased as a percentage of revenues primarily due to this increase and lower subscription base as a result of discontinuing support on old software versions and lack of renewals from existing client base.  Professional services costs decreased due to less consulting for existing customer upgrades or specialization work as well as reductions in employee related expenses due to a reduction in headcount.  Rewards cost of revenues increased due to the higher volume of revenues and related margins improved primarily by the Company entering into a consortium to purchase goods from vendors at lower prices.  Gross profit on our rewards business is driven primarily by the mix of products redeemed by the customers and results typically range between 20%-30%.  Career Networks cost of revenues directly decreased due to the reduction in revenue levels.

First Half Fiscal 2010 Compared to First Half Fiscal 2009: Software costs of revenues remained relatively stable due to reductions in spending by management to control costs, which was offset by an increases in service provider fees.  Further, Software margins decreased due to this increase and lower subscription base as a result of discontinuing support on old software versions and lack of renewals from existing client base.  Professional services costs decreased due to less consulting for existing customer upgrades or specialization work as well as reductions in employee related expenses due to a reduction in headcount.  Rewards cost of revenues increased due to the higher volume of revenues and related margins improved primarily by the Company entering into a consortium to purchase goods from vendors at lower prices.  Gross profit on our rewards business is driven primarily by the mix of products redeemed by the customers and results typically range between 20%-30%.  Career Networks cost of revenues directly decreased due to the reduction in revenue levels.

Selling & Marketing Expense

	Three Months Ended November 30,				Six Months Ended November 30,
	2009	2008	$ Change	% Change	2009	2008	$ Change	% Change

Selling and marketing	$545,513	$1,128,676	$(583,163)	-51.7%	$1,002,181	$2,431,283	$(1,429,102)	-58.8%

Percentage of total revenues	10.8%	21.9%			10.8%	22.7%

Fiscal Second Quarter 2010 Compared to Fiscal Second Quarter 2009: Consulting and employment related expenses decreased by approximately $503,000 primarily as a result of the restructuring and reduction of headcount at the end of second quarter of fiscal 2009.   The additional decrease was due primarily to less trade shows (and related travel expenses), marketing and advertising programs in the second quarter of fiscal 2010.  Other administrative expenses also declined due to fewer employees and the cancellation and consolidation of contracts.

First Half Fiscal 2010 Compared to First Half Fiscal 2009: Consulting and employment related expenses decreased by approximately $1,071,000 primarily as a result of the restructuring and reduction of headcount at the end of first half of fiscal 2009.   Further, outside professional fees decreased by approximately $74,000 to nil during this period.  The additional decrease was due primarily to less trade shows (and related travel expenses), marketing and advertising programs in the first half of fiscal 2010.  Other administrative expenses also declined due to fewer employees and the cancellation and consolidation of contracts.

General & Administrative Expense

	Three Months Ended November 30,				Six Months Ended November 30,
	2009	2008	$ Change	% Change	2009	2008	$ Change	% Change

General and administrative	$1,971,921	$2,052,077	$(80,156)	-3.9%	$3,993,777	$4,977,563	$(983,786)	-19.8%

Percentage of total revenues	39.2%	39.9%			43.2%	46.5%

Fiscal Second Quarter 2010 Compared to Fiscal Second Quarter 2009: Consulting and employment related expenses declined by approximately $130,000 as a result of the reduction of employees.  Non-cash stock compensation expense decreased by approximately $4,000 due to the reduction in headcount resulting in a lower amount of options and restricted stock awards outstanding.  Professional fees were reduced by approximately $19,000 during this timeframe.  Additionally, we reduced our space occupancy costs, equipment leases and insurance costs by approximately $161,000 by changing or eliminating office space in various locations.  Telephone, travel and other administrative expenses also declined due to fewer employees and due to the cancellation and consolidation of contracts.

First Half Fiscal 2010 Compared to First Half Fiscal 2009: Consulting and employment related expenses declined by approximately $380,000 as a result of the reduction of employees.  Non-cash stock compensation expense decreased by approximately $62,000 due to the reduction in headcount resulting in a lower amount of options and restricted stock awards outstanding.  Professional fees were decreased by approximately $106,000 during this timeframe.  Additionally, we reduced our space occupancy costs, equipment leases and insurance costs approximately $295,000 by changing or eliminating office space in various locations.  Telephone, travel and other administrative expenses also declined due to fewer employees and due to the cancellation and consolidation of contracts.

Research & Development Expense

	Three Months Ended November 30,				Six Months Ended November 30,
	2009	2008	$ Change	% Change	2009	2008	$ Change	% Change

Research and development	$341,148	$985,159	$(644,011)	-65.4%	$770,287	$2,287,260	$(1,516,973)	-66.3%

Percentage of total revenues	6.8%	19.2%			8.3%	21.4%

Fiscal Second Quarter 2010 Compared to Fiscal Second Quarter 2009: Employment related expenses declined by approximately $290,000 as a result of the restructuring and reduction in headcount.  Costs associated with consultants and outsourcing of R&D activities decreased by approximately $168,000 during this period.  Other administrative expenses also declined due to fewer employees and due to the cancellation and consolidation of contracts.

First Half Fiscal 2010 Compared to First Half Fiscal 2009: Employment related expenses declined by approximately $725,000 as a result of the restructuring and reduction in headcount.  Costs associated with consultants and outsourcing of R&D activities decreased by approximately $386,000 during this period.  Additionally, we reduced our space occupancy costs by approximately $99,000 by changing or eliminating office space.  Other administrative expenses also declined due to fewer employees and due to the cancellation and consolidation of contracts.

Amortization & Depreciation Expense

	Three Months Ended November 30,				Six Months Ended November 30,
	2009	2008	$ Change	% Change	2009	2008	$ Change	% Change

Amortization and depreciation	$300,924	$446,092	$(145,168)	-32.5%	$582,701	$926,867	$(344,166)	-37.1%

Percentage of total revenues	6.0%	8.7%			6.3%	8.7%

Fiscal Second Quarter 2010 Compared to Fiscal Second Quarter 2009: Amortization expense decreased by nearly $139,000 due to certain acquired intangible assets becoming fully amortized in prior years.  Without additional business acquisitions, we are not expecting to incur any additional amortization costs during fiscal 2010.  Therefore, fiscal 2010 expense will be significantly less than fiscal 2009.  Depreciation expense also decreased by approximately $6,000 due to many of our fixed assets becoming fully depreciated.

First Half Fiscal 2010 Compared to First Half Fiscal 2009: Amortization expense decreased by nearly $257,000 due to certain acquired intangible assets becoming fully amortized in prior years.  Without additional business acquisitions, we are not expecting to incur any additional amortization costs during fiscal 2010.  Therefore, fiscal 2010 expense will be significantly less than fiscal 2009.  Depreciation expense also decreased by approximately $88,000 due to many of our fixed assets becoming fully depreciated.

Interest Income & Expense, Net

	Three Months Ended November 30,				Six Months Ended November 30,
	2009	2008	$ Change	% Change	2009	2008	$ Change	% Change

Interest income and expense, net	$(887,502)	$(351,025)	$(536,477)	152.8%	$(1,401,577)	$(347,435)	$(1,054,142)	303.4%

Fiscal Second Quarter 2010 Compared to Fiscal Second Quarter 2009: Interest expense on the outstanding Senior Secured Notes increased significantly due to the default interest rate increase of 5% caused by the NASDAQ delisting default in May 2009 and the additional interest rate increase of 5% in late August 2009 due to the failure to repay any of the Senior Secures Notes principal.

First Half Fiscal 2010 Compared to First Half Fiscal 2009: Interest expense on the outstanding Senior Secured Notes increased significantly due to the default interest rate increase of 5% caused by the NASDAQ delisting default in May 2009 and the additional interest rate increase of 5% in late August 2009 due to the failure to repay any of the Senior Secured Notes principal.  Further, the Senior Secured

Notes were outstanding for the full first half of fiscal 2010 while they were only outstanding for the second quarter of fiscal 2009.

Change in Fair Value of Warrants & Derivative

	Three Months Ended November 30,				Six Months Ended November 30,
	2009	2008	$ Change	% Change	2009	2008	$ Change	% Change

Change in fair value of warrants and derivative	$364,226	$-	$364,226	N/A	$787,693	$-	$787,693	N/A

The Notes also contain a contingent put reflected in the contractual rights of default.  Upon the occurrence of an event of default, as defined in the Notes, a Holder may require us to redeem all or a portion of such Holder’s Note at a price equal to 110% of the sum of the principal amount of the Note, accrued and unpaid interest and late fees, if any, to be redeemed. Under ASC 815, Derivatives and Hedging, the risks of equity are inconsistent with the risks of the debt host and, therefore, embedded put derivatives such as these require bifurcation and separate classification at fair value.   Due to the Exchange Agreement signed in December 2009, but agreed to in late November 2009, the value of the put derivative was deemed to be nil at November 30, 2009.  Accordingly, we recognized a gain on the decrease in the fair value of $521,026 and $493,693 for the three and six months ended November 30, 2009, respectively, in the condensed consolidated statement of operations.

On June 1, 2009, the Company adopted ASC 815, which required it to begin accounting for the New Warrants as a liability due primarily to the reset provisions of the warrant in the event of lower priced financing transactions.  Therefore, the fair value of the New Warrants was reclassified from equity to a liability classification as of June 1, 2009 via a cumulative effect adjustment.  We recognized amounts of $(156,800) and $294,000 associated with the change in the fair value of the New Warrants in the condensed consolidated statement of operations for the three and six months ended November 30, 2009, respectively.

Income Taxes

	Three Months Ended November 30,				Six Months Ended November 30,
	2009	2008	$ Change	% Change	2009	2008	$ Change	% Change

Income tax expense	$(39)	$15,725	$(15,764)	-100.2%	$(328)	$61,530	$(61,858)	-100.5%

Income taxes continue to be minimal for all periods presented, primarily due to current operating losses and significant net operating loss carry forwards in various jurisdictions.  Future effective tax rates could be adversely affected by unfavorable changes in tax laws and regulations, limitations on net operating loss deductions, or by adverse rulings in any tax related litigation that may arise.

LIQUIDITY AND CAPITAL RESOURCES

Working Capital: Working capital, which represents current assets less current liabilities, was negative $3.5 million.  With the refinancing of the senior secured notes (discussed subsequently), the long-term portion of the debt was reclassified to long-term liabilities at November 30, 2009.  Further improvement of working capital is a component of management’s overall plan to better align the Company’s financial position with its current operational requirements.

Cash & Cash Equivalents: As of November 30, 2009, we have approximately $1,194,000 in cash and cash equivalents, which primarily consists of deposits held with banks.  Cash decreased from May 31, 2009 primarily due to funding for the rewards programs and seasonal lack of annual billings in the first quarter of each fiscal year.

Accounts Receivable: Days sales outstanding (“DSO”) is based upon a rolling 12 month calculation performed quarterly.  It is calculated as total accounts receivable (less Allen & Associates accounts receivable) divided by average day’s sales, which is calculated as revenues (less Allen & Associated revenues) divided by the total number of days in period. The DSO ratio decreased to 54.0 days at November 30, 2009 from 59.3 days at May 31, 2009.  The cause for the change days sales outstanding is primarily due to an increased focus on cash collections as part of management’s overall plan to better align the Company’s cash flows with its current operational requirements.

Accounts Payable & Accrued Liabilities: Management is in the process of systematically reducing accounts payable and accrued liabilities as part of its overall plan to better align the Company’s financial position with its current operational requirements.  Further, the Company is in constant negotiations with its vendors, particularly relating to the rewards programs, for increased credit limits and improved payment terms to improve cash flows.

Cash Flows: The following is a summary of cash flow activities for the six months ended November 30, 2009 and 2008:

	Six Months Ended November 30,
	2009	2008	$ Change	% Change

Cash used in operating activities	$(25,990)	$(2,395,607)	$2,369,617	-98.9%
Cash provided by / (used in) investing activities	(106,761)	7,169	(113,930)	-1589.2%
Cash used in financing activities	(300,361)	(232,748)	(67,613)	29.0%

Cash Flows From Operating Activities: The reduction in these cash flows primarily relates to management’s overall plan of better aligning costs with the Company’s revenues and operations.  The reduction primarily centered on reducing consulting and employment related expenses.  Additionally, reductions in our space occupancy costs, insurance costs, telephone, travel and other administrative expenses contributed to the reduction of cash used in operating activities.

Cash Flows From Investing Activities: The changes in these cash flows relate to the acquisition of certain IT equipment associated with delivering the Company’s software hosting services.

Cash Flows From Financing Activities: The increase in these cash flows primarily relates to the financing costs incurred to the note exchange and restructuring of senior secured notes in December 2009 that was partially offset by a decrease in payments for capital lease obligations outstanding during each period.

EBITDA: To supplement our condensed consolidated statements of operations and cash flows, we use non-GAAP measures of EBITDA.  Management believes that EBITDA, as a complement to US GAAP amounts, allows one to meaningfully trend and analyze the performance of the Company’s core cash operations.  The presentation of this non-GAAP measure is not meant to be considered in isolation or as an alternative to net income as an indicator of our performance, or as an alternative to cash flows from operating activities as a measure of liquidity.  EBITDA is calculated as follows:

	Three Months Ended		Six Months Ended
	November 30,		November 30,
	2009	2008	2009	2008

Net loss, as reported under US GAAP	$(341,132)	$(1,349,620)	$(701,014)	$(3,401,202)

Effects of certain transactions:
Interest income and expense, net	887,502	351,025	1,401,577	347,435
Income tax expense	39	(15,725)	328	(61,530)
Amortization and depreciation	300,924	446,092	582,701	926,867
Stock related compensation	35,119	39,015	70,274	132,702
Change in fair value of warrants and derivative	(364,226)	-	(787,693)	-
Other income and expense, net	(43,620)	47,297	(42,018)	87,721

EBITDA, as adjusted	$474,606	$(481,916)	$524,155	$(1,968,007)

EBITDA is a non-GAAP financial measure within the meaning of Regulation G promulgated by the Securities and Exchange Commission.  EBITDA is commonly defined as earnings before interest, taxes, depreciation and amortization.   We believe that EBITDA provides useful information to investors as it excludes transactions not related to the core cash operating business activities including non-cash transactions.  We believe that excluding these transactions allows investors to meaningfully trend and analyze the performance of our core cash operations.  All companies do not calculate EBITDA in the same manner, and EBITDA as presented by Workstream may not be comparable to EBITDA presented by other companies.  Workstream defines EBITDA as earnings or loss from continuing operations before interest, taxes, depreciation and amortization, other income and expense, including effects of foreign currency gains or losses, non-cash stock related compensation, gain or loss on asset disposals or impairment, merger and acquisition costs, and non-recurring goodwill impairment, if applicable.

Off-Balance Sheet Arrangements: We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

Going Concern

The opinion of our independent registered public accounting firm on the audited financial statements as of and for the year ended May 31, 2009 contained an explanatory paragraph regarding substantial doubt about our ability to continue as a going concern.

The Company has incurred substantial losses in recent periods and, as a result, has a shareholders’ deficit of $7,322,094 as of November 30, 2009.  Losses for the six months ended November 30, 2009 were $701,014 and losses for the years ended May 31, 2009 and 2008 were $4,856,356 and $52,616,875, respectively.  The Company's ability to continue as a going concern depends upon its ability to successfully refinance approximately $21.6 million of its senior secured notes payable (the “Notes”), including accrued interest thereon, generate positive cash flows from operations and obtain sufficient additional financing, if necessary.  The Notes went into default on May 22, 2009 due to the Company’s suspension of trading on the NASDAQ Stock Market as a result of its shareholders’ deficit.  Such Notes were restructured on December 11, 2009; please refer to subsequent discussion on Refinancing of Senior Secured Notes Payable.

Due to significant reductions in operating expenses in the fourth quarter of fiscal 2008 and throughout fiscal 2009, management believes that current operations will be sufficient to meet its anticipated working capital and capital expenditure requirements upon the refinancing of the Notes.  The current operating loss is the result of current economic conditions and is a reflection of the overall health of the economy as a whole.  Based on an analysis of our current contracts, forecasted new business, our current backlog and current expense level along with the refinancing of the Notes, management believes the Company will meet its cash flow needs for fiscal 2010.  If these measures fall short, management will consider additional cost savings measures, including cutting back product development initiatives and further reducing operating expenditures.

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

Refinancing of Senior Secured Notes Payable

On December 11, 2009, the Company entered into a separate Exchange Agreement (collectively, the “Exchange Agreements”) with each of the Holders of its senior secured promissory notes pursuant to which, among other things, each Holder exchanged its existing Notes for: (i) a replacement senior secured non-convertible note (a “Non-Convertible Note”); (ii) a senior secured convertible note that is convertible into the Company's common shares at a conversion price of $0.25 (a “$0.25 Convertible Note”); and, (iii) a senior secured convertible note that is convertible into the Company's common shares at a conversion price of $0.10 (a “$0.10 Convertible Note,” and together with the Non-Convertible Notes and the $0.25 Convertible Notes, collectively, the “New Secured Notes”).  Pursuant to the terms of the separate Exchange Agreements, the Company issued Non-Convertible Notes in an aggregate principal amount of $9,500,000, $0.25 Convertible Notes in an aggregate principal amount of $6,650,000, and $0.10 Convertible Notes in an aggregate principal amount of $5,361,337.  The aggregate principal amount of all of the New Secured Notes issued pursuant to the Exchange Agreements is $21,613,516, which was the aggregate amount of principal and accrued interest outstanding under the Notes on December 11, 2009.

Each New Secured Note continues to be secured by a lien on all of the assets of the Company and its subsidiaries pursuant to the terms of the existing Security Agreement with the Investors, as amended in connection with the exchange transaction.   Interest on each Note accrues at an annual rate of 9.5%. Interest on the $0.25 Convertible Notes and the $0.10 Convertible Notes compounds on a quarterly basis and is payable, together with principal, on July 31, 2012 (the “Maturity Date”).  Interest on the Non-Convertible Notes compounds on a quarterly basis and is payable on the Maturity Date, while part of the principal is payable on a quarterly basis pursuant to an agreed upon schedule.

Upon the occurrence of an event of default, as defined in the Notes, an Investor may require the Company to redeem all or a portion of such Investor’s Notes.  Upon a disposition of assets or liquidity event (each as defined in the New Notes), the

Company is required to use 100% of the net proceeds to redeem the New Secured Notes.  Each New Secured Note contains customary covenants with which the Company must comply.  Each subsidiary of the Company previously agreed to guarantee the obligations of the Company under the Prior Secured Notes and has reaffirmed such guarantee with respect to the Notes by delivering to the Investors a Reaffirmation of Guaranty.  The Company and each of the Investors also entered into a Second Amended and Restated Registration Rights Agreement principally in order to include the common shares of the Company into which the $0.25 Convertible Notes and the $0.10 Convertible Notes are convertible as registrable securities.

CRITICAL ACCOUNTING POLICIES

Management’s Discussion and Analysis of Financial Condition and Results of Operations is based upon our Condensed Consolidated Financial Statements, which have been prepared in accordance with U.S. generally accepted accounting principles (“US GAAP”).  The preparation of these financial statements requires management to make certain estimates, judgments and assumptions about future events that affect the amounts reported in the financial statements and accompanying notes.  Management bases its estimates on historical experience and on various other assumptions that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources.

An accounting policy is deemed to be critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, if different estimates reasonably could have been used, or if changes in the estimate that are reasonably likely to occur could materially impact the financial statements.  Management makes estimates and assumptions that affect the value of assets and the reported revenues.  The accounting policies that reflect our more significant estimates, judgments and assumptions and which management believes are the most critical to aid in fully understanding and evaluating the Company’s reported financial results include: revenue recognition, allowance for trade receivables, impairment analysis for goodwill, valuation of derivative financial instruments, valuation of deferred taxes, and valuation of compensation expense on share-based awards.  In many cases, the accounting treatment of a particular transaction is specifically dictated by U.S. GAAP and does not require management's judgment in its application.  There are also areas in which management's judgment in selecting among available alternatives would not produce a materially different result.  Management has discussed the development, selection and disclosure of critical accounting policies and estimates with our Board of Directors.  Management believes that there have been no significant changes during the six months ended November 30, 2009 to the items that were disclosed as the Company’s critical accounting policies and estimates in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in the Company’s Form 10-K for the fiscal year ended May 31, 2009, except for the identification of the accounting for contingencies as a critical accounting policy, which is as follows:

Loss Contingencies

We are involved in various lawsuits, claims, investigations and proceedings that arise in the ordinary course of business.  If the potential loss from an item is considered probable and the amount can be estimated, we accrue a liability for the estimated loss, as provided in ASC 450, Contingencies.  Because of uncertainties related to these matters, accruals are based only on the best information available at the time.  Periodically, we review the status of each significant matter and assess our potential financial exposure.  These matters are inherently unpredictable and are subject to significant uncertainties, some of which are beyond our control.  Should any of the estimates and assumptions utilized to estimate potential losses change or prove to have been incorrect, it could have a material impact on our results of operations, financial position or cash flows.  Further, please refer to Note 3 to the accompanying condensed consolidated financial statements for a description of our material legal proceedings.

RECENT ACCOUNTING PRONOUNCEMENTS

See Note 1 of the accompanying condensed consolidated financial statements for information concerning recent accounting pronouncements.

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

In the Annual Report on Form 10-K for the fiscal year ended May 31, 2009, we noted that we had identified a material weakness in our information technology (IT) controls because of our inability to test the information technology controls due to the restructuring of our IT department and relocation and consolidation of our corporate headquarters in Canada and Florida to new facilities at the end of our fiscal year.  As of November 30, 2009 under the supervision of and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934. Based upon our evaluation, management concluded that our internal control over financial reporting was not effective as of November 30, 2009 because of our continued inability to test the information technology controls at our new corporate headquarters at such date.  In connection with this evaluation, management identified no other changes in our internal control over financial reporting that occurred during the most recent fiscal quarter that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

A material weakness is a control deficiency that results in a more than remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis by employees in the normal course of their assigned functions.  The Company is in the process of executing its plan to mitigate this material weakness including the restructuring of key IT personnel and consolidation of IT responsibility. Despite the existence of this material weakness, we believe our consolidated financial statements in this Quarterly Report on Form 10-Q fairly present, in all material respects, our financial condition as of November 30, 2009 and May 31, 2009, and our consolidated results of operations and cash flows for the three and six months ended November 30, 2009 and 2008, in conformity with U.S. generally accepted accounting principles.

Further, it should be noted that Executive Chairman Mr. Michael Mullarkey assumed the duties of President and Chief Executive Officer of the Company in November 2009 and Mr. Jerome P. Kelliher joined the Company as Chief Financial Officer in December 2009.

PART II.   OTHER INFORMATION

ITEM 1.      LEGAL PROCEEDINGS

We are involved in claims, which arise in the ordinary course of business. In the opinion of management, we have made adequate provision for potential liabilities, if any, arising from any such matters. However, litigation is inherently unpredictable, and the costs and other effects of pending or future litigation, governmental investigations, legal and administrative cases and proceedings (whether civil or criminal), settlements, judgments and investigations, claims and changes in any such matters, and developments or assertions by or against us relating to intellectual property rights and intellectual property licenses, could have a material adverse effect on our business, financial condition, operating results or cash flows.  Please refer to Note 3 to the accompanying condensed consolidated financial statements for further discussion of litigation that may be material to our business.

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

We have incurred substantial losses in recent years and months and, as a result, have a shareholders’ deficit of $7,322,094 as of November 30, 2009.  Losses for the six months ended November 30, 2009 were $701,014 and losses for the years ended May 31, 2009 and 2008 were $4,856,356 and $52,616,875, respectively.

As of November 30, 2009, we have $1,193,634 in cash and cash equivalents.  Working capital, which represents current assets less current liabilities, was negative $3.5 million.  Our senior secured notes payable (the “Notes”) had been classified as current in the Company’s audited financial statements at May 31, 2009 as a result of our default on the Notes on May 22, 2009 due to the Company’s suspension of trading on the NASDAQ Stock Market as a result of its shareholders’ deficit.  The suspension constituted an event of default under the Notes and thereby entitled each Holder of the Notes to require the Company to redeem all or a portion of the Holder’s Note at a price equal to 110% of the sum of the principal amount of the Note, accrued and unpaid interest and late fees, if any.  Additionally, as a result of the event of default, the interest rate under each Note was increased by 5% in addition to the contractual rate of interest due.  Such Notes were restructured on December 11, 2009.  Please refer to Note 2 to the accompanying condensed consolidated financial statements for more information.

Our ability to continue as a going concern depends primarily upon our ability to generate positive cash flows from operations and obtain sufficient additional financing, if necessary.  There can be no assurance that the Company will be able to generate the necessary cash flows to sustain current operations.  If these measures fall short, management will consider additional cost savings measures, including cutting back product development initiatives, further reducing operating expenditures as well as seek additional financing, if deemed necessary.  If the Company is not successful with its operations or in otherwise entering into a financing, sale, or business transaction that infuses sufficient cash resources into the Company in the near future, any collection actions by the Holders could have a material adverse affect on the liquidity and financial condition of the Company and its ability to secure additional financing and continue as a going concern.

Our ability to obtain financing depends on a number of factors, including our ability to generate positive cash flow from operations, the amount of our cash reserves, the amount and terms of our existing debt arrangements, the availability of sufficient collateral and the prospects of our business.  If financing is not available when required or is not available on acceptable terms, it may impair our ability to:

•	make principal and/or interest payments on our indebtedness;
•	fund current operations;
•	keep up with technological advances;
•	pursue acquisition opportunities;
•	develop product enhancements;
•	make capital expenditures;
•	respond to business opportunities;
•	address competitive pressures or adverse industry developments; or
•	withstand economic or business downturns.

ITEM 6.	EXHIBITS

EXHIBITS

The following Exhibits are filed as part of this Form 10-Q:

Exhibit No	Exhibit Description
*31.1	Certification of Chief Executive Officer Pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes Oxley Act of 2002.
*31.2	Certification of Chief Financial Officer Pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes Oxley Act of 2002.
*32.1	Certifications of the Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.
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

Workstream Inc. (Registrant)

DATE: January 14, 2010	By: /s/ Michael Mullarkey
Michael Mullarkey President and Chief Executive Officer (Principal Executive Officer)

DATE: January 14, 2010	By: /s/ Jerome Kelliher
Jerome P. Kelliher Chief Financial Officer (Principal Financial Officer)