Form 10-Q
period 2010-02-28
WORKSTREAM INC
filed 2010-04-14
CIK 1095266

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark One)
☑  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 2010

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

As of April 12, 2010 there were 62,439,002 common shares, no par value, outstanding, excluding 108,304 common shares held in escrow.

i

WORKSTREAM INC.

ii

WORKSTREAM INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
As of February 28, 2010 and May 31, 2009
(Unaudited)

	February 28, 2010	May 31, 2009
ASSETS:	(Unaudited)
Current assets:
Cash and cash equivalents	$1,252,108	$1,643,768
Accounts receivable, net of allowances of $940,259 and $928,430 at
February 28, 2010 and May 31, 2009, respectively	1,266,883	2,746,360
Prepaid expenses and other assets	125,817	146,609
Total current assets	2,644,808	4,536,737

Equipment, net	369,976	757,050
Other assets	168,350	30,990
Acquired intangible assets, net	-	21,500
Goodwill	11,381,660	17,729,448

TOTAL ASSETS	$14,564,794	$23,075,725

LIABILITIES AND SHAREHOLDERS’ DEFICIT:
Current liabilities:
Accounts payable	$1,196,862	$1,856,892
Accrued liabilities	3,245,773	2,924,145
Accrued compensation	436,818	526,935
Current portion of senior secured notes payable and accrued interest	410,000	20,158,044
Embedded put derivative	-	493,693
Current portion of long-term obligations	216,193	199,516
Deferred revenue	1,830,866	2,591,328
Total current liabilities	7,336,512	28,750,553

Senior secured notes payable and accrued interest, less current portion	21,391,484	-
Long-term obligations, less current portion	188,014	124,594
Deferred revenue – long-term	1,605	-
Common stock warrant liability	1,134,000	-
Total liabilities	30,051,615	28,875,147

Commitments and Contingencies

SHAREHOLDERS’ DEFICIT:
Preferred shares, no par value	-	-
Common shares, no par value	113,921,164	113,668,376
Additional paid-in capital	30,251,962	18,269,589
Accumulated deficit	(158,739,618)	(136,876,313)
Accumulated other comprehensive loss	(920,329)	(861,074)
Total shareholders’ deficit	(15,486,821)	(5,799,422)

TOTAL LIABILITIES AND SHAREHOLDERS’ DEFICIT	$14,564,794	$23,075,725

See accompanying notes to these condensed consolidated financial statements.

WORKSTREAM INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
For the Three and Nine Months Ended February 28, 2010 and 2009
(Unaudited)

	Three Months Ended		Nine Months Ended
	February 28		February 28
	2010	2009	2010	2009
Revenues:
Software	$1,276,247	$2,099,072	$4,621,702	$5,731,051
Professional services	168,050	638,791	675,955	1,869,931
Rewards	1,916,208	1,610,241	5,436,279	4,564,245
Career networks	601,270	1,289,594	2,469,703	4,169,682
Revenues, net	3,961,775	5,637,698	13,203,639	16,334,909

Cost of revenues	1,896,693	1,479,848	4,918,431	4,660,570

Gross profit	2,065,082	4,157,850	8,285,208	11,674,339

Operating expenses:
Selling and marketing	404,760	598,143	1,406,941	2,950,516
General and administrative	2,150,352	1,758,505	6,144,129	6,775,338
Research and development	331,881	565,944	1,102,168	2,853,205
Impairment of goodwill	6,347,788	-	6,347,788	-
Amortization and depreciation	165,457	309,399	748,158	1,236,265
Total operating expenses	9,400,238	3,231,991	15,749,184	13,815,324

Operating income / (loss)	(7,335,156)	925,859	(7,463,976)	(2,140,985)

Other income / (expense):
Interest income and expense, net	(672,181)	19,893	(2,073,758)	161,655
Loss on extinguishment of debt	(13,071,440)	-	(13,071,440)	-
Change in fair value of warrants and derivative	443,800	-	1,231,493	-
Other income and expense, net	9,861	(352,167)	51,879	(810,533)
Other expense, net	(13,289,960)	(332,274)	(13,861,826)	(648,878)

Income / (loss) before income tax benefits / (expense)	(20,625,116)	593,585	(21,325,802)	(2,789,863)

Income tax benefits / (expense)	425	(19,733)	97	(37,487)

NET INCOME / (LOSS)	$(20,624,691)	$573,852	$(21,325,705)	$(2,827,350)

Earnings / (loss) per share - basic and diluted	$(0.36)	$0.01	$(0.37)	$(0.05)

Weighted average number of common shares
outstanding

Basic	57,568,176	56,079,181	57,175,404	54,534,060

Diluted	57,568,176	58,467,312	57,175,404	54,534,060

See accompanying notes to these condensed consolidated financial statements.

WORKSTREAM INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Nine Months Ended February 28, 2010 and 2009
(Unaudited)

	Nine Months Ended
	February 28
	2010	2009
Cash flows used in operating activities:
Net loss	$(21,325,705)	$(2,827,350)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization and depreciation	748,158	1,236,265
Leasehold inducement amortization	3,286	(38,064)
Allowance for doubtful accounts, net	618,224	457,795
Impairment of goodwill	6,347,788	-
Stock-based compensation	124,996	168,272
Deferred income taxes	-	(2,275)
Loss on extingishment of debt	13,071,440	-
Interest exchanged for common shares	6,372	-
Beneficial conversion fearture associated with PIK interest	132,098	-
Change in fair value of warrants and derivative	(1,231,493)	-
Net change in components of working capital:		-
Accounts receivable	861,252	286,003
Prepaid expenses and other assets	20,792	380,760
Accounts payable	(572,082)	(1,862,515)
Accrued liabilities	2,228,775	857,727
Accrued compensation	(90,117)	(716,788)
Deferred revenue	(758,857)	15,999
Net cash provided by / (used in) operating activities	184,927	(2,044,171)

Cash flows provided by / (used in) investing activities:
Purchase of equipment	(106,761)	(2,989)
Restricted cash, net	-	424,398
Proceeds from sale of short-term investments	-	-
Net cash provided by / (used in) investing activities	(106,761)	421,409

Cash flows used in financing activities:
Payment of costs associated with re-financing of senior secured notes	(137,360)	-
Repayment of non-convertible senior note	(29,250)	-
Repayment of long-term obligations	(200,402)	(416,695)
Net cash used in financing activities	(367,012)	(416,695)

Effect of exchange rate changes on cash and cash equivalents	(102,814)	88,742

Net decrease in cash and cash equivalents	(391,660)	(1,950,715)
Cash and cash equivalents - beginning of period	1,643,768	3,435,337

Cash and cash equivalents - end of period	$1,252,108	$1,484,622

Supplemental schedule of non-cash investing and financing activities:
Equipment acquired under capital leases	$191,298	$-
Cumulative effect of change in accounting principle for warrant classification	$876,400	$-
Exchange of warrant liability for senior secured notes payable	$-	$19,000,000
Non-cash issuance of common stock in connection with the settlement of class action lawsuits	$-	$600,000
Non-cash issuance of common stock in connection with exchange of convertible senior secured notes and accrued interest	$237,789	$-
Exchange of senior secured notes	$33,587,377	$-

See accompanying notes to these condensed consolidated financial statements.

WORKSTREAM INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE  1.     THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Unaudited Interim Financial Information

The accompanying condensed consolidated balance sheet as of February 28, 2010, the condensed consolidated statements of operations for the three and nine months ended February 28, 2010 and 2009, and the condensed consolidated statements of cash flows for the nine months ended February 28, 2010 and 2009 are unaudited but include all adjustments that are, in the opinion of management, necessary for a fair presentation of our financial position at such dates and our results of operations and cash flows for the periods then ended in conformity with U.S. generally accepted accounting principles (“US GAAP”).  The condensed consolidated balance sheet as of May 31, 2009 has been derived from the audited consolidated financial statements at that date but, in accordance with the rules and regulations of the United States Securities and Exchange Commission (“SEC”), does not include all of the information and notes required by US GAAP for complete financial statements.  Operating results for the three and nine months ended February 28, 2010 are not necessarily indicative of results that may be expected for the entire fiscal year.  These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Form 10-K for the fiscal year ended May 31, 2009.

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

The Company has incurred substantial losses in recent periods and, as a result, has a shareholders’ deficit of $15,486,821 as of February 28, 2010.  Losses for the nine months ended February 28, 2010 were $21,325,705 and losses for the years ended May 31, 2009 and 2008 were $4,856,356 and $52,616,875, respectively.  The Company's ability to continue as a going concern depends upon its ability to successfully refinance approximately $21.6 million of its senior secured notes payable (the “Notes”), including accrued interest thereon, generate positive cash flows from operations and obtain sufficient additional financing, if necessary.  The Notes went into default on May 22, 2009 due to the Company’s suspension of trading on the NASDAQ Stock Market as a result of its shareholders’ deficit.  Such Notes were restructured on December 11, 2009; please refer to Note 2 to these condensed consolidated financial statements. The accompanying financial statements have been prepared on a going concern basis, which assumes continuity of operations and realization of assets and liabilities in the ordinary course of business.  The financial statements do not include any adjustments that might result if the Company was forced to discontinue its operations.

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

	May 31, 2009	Effect of Adoption		June 1, 2009

Common stock warrant liability	-	876,400	(1)	876,400
Additional paid-in capital	18,269,589	(338,800)	(2)	17,930,789
Accumulated deficit	(136,876,313)	(537,600)	(3)	(137,413,913)

(1)	Fair value of warrants on May 31, 2009.
(2)	Fair value of warrants upon issuance on August 29, 2008.
(3)	Cumulative change in fair value of warrants from August 29, 2008 through May 31, 2009.

The fair value of the warrants was valued using a lattice-based valuation model with the following key inputs:

	August 29, 2008	May 31, 2009	February 28, 2010

Stock Price	$0.20	$0.37	$0.22
Exercise Price	$0.25	$0.25	$0.01-$0.10
Expected volatility	74%-117%	94%-194%	54%-137%
Expected dividend yield	0%	0%	0%
Expected term (in years)	3.9	3.2	0.20-2.43
Risk-free interest rate	1.97%-2.60%	0.14%-1.42%	0.12%-0.87%

Beginning in December 2009, the Company began using a probability-weighted trinomial lattice model to obtain the fair value of the warrants to take into consideration potential anti-dilution scenarios.

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

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of February 28, 2010. The Company uses the market approach to measure fair value for its Level 1 financial assets which includes cash equivalents.  The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities.  There were no cash equivalents as of February 28, 2010.  The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values due to the short-term nature of these instruments.  These instruments include cash, accounts receivable, accounts payable and accrued liabilities.

The Company’s New Senior Secured Notes were initially valued using multiple, probability-weighted cash flow outcomes at credit-risk adjusted market rates (“Forward Value”).  The Senior Secured Notes with options to convert principal balances into common equity derive their value from a combination of the Forward Value and the fair value of the embedded conversion feature (“ECF”).  For purposes of the ECF, management concluded that the Monte Carlo Simulations Method (“MCS”) was the appropriate technique to embody all assumptions market participants would likely consider in estimating the ECF value.  The fair value of the Senior Secured Notes on February 28, 2010 approximates the Exchange value performed on December 11, 2009.

The embedded put derivative on the Company’s Senior Secured Notes was valued in accordance with ASC 820 using multiple, probability-weighted cash flow outcomes (Level 3 inputs) at credit-risk adjusted market rates (Level 2 inputs).  The Company’s warrants related to the Notes were valued using a lattice-based valuation model with the inputs detailed previously under Warrant Liability.

The following table details the change in the fair value of our financial instruments using significant unobservable inputs (Level 3) during the nine months ended February 28, 2010:

	Embedded	Warrant
	Put Derivative	Liability		Total

Fair value as of May 31, 2009	$493,693	$876,400	(1)	$1,370,093
Change in fair value of warrants and derivative	(493,693)	257,600		(236,093)
Fair value as of February 28, 2010	$-	$1,134,000		$1,134,000

(1)	Fair value of warrants as of May 31, 2009 recorded as a liability in the Company’s financial statements upon initial adoption of ASC 815.40 on June 1, 2009.

WORKSTREAM INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Impairment of goodwill was measured on a nonrecurring basis using the income approach, which utilizes Level 3 inputs in the fair value hierarchy.

Further, the Company began applying fair value measurements for all non-financial assets and non-financial liabilities on June 1, 2009.  This application did not have a significant impact on the Company’s results of operations, financial position or cash flows for the three or nine months ended February 28, 2010.

Derivative Financial Instruments

The Company’s New Senior Secured Notes contain certain put derivatives reflected in their contractual rights.  Under certain conversion provisions, if the Company fails to provide timely delivery of shares associated with a conversion of the Notes, the Company will be liable for an amount equal to 2% of the conversion amount and the Holder will have the ability to decide to receive the conversion amounts in cash or in shares.  Under certain of the default provisions, the Holder has the right to put the Notes back to the Company in the event of certain equity-indexed defaults, such as non-delivery of common shares issuable upon exercise of certain warrants.  Under ASC 815, Derivatives and Hedging, the risks of equity associated with the conversion provision and certain default provisions are inconsistent with the risks of the debt host and, therefore, embedded derivatives such as these require bifurcation and separate classification at fair value.  The embedded put derivatives are accounted for as a single, compound derivative in accordance with ASC 815-15-25.  Along with these embedded put derivatives, certain Company issued warrants are recorded at fair value, marked-to-market at each reporting period and classified in the Company’s condensed consolidated balance sheet as a separate line item.  The embedded derivatives were not deemed to have any value at December 11, 2009 or February 28, 2010.

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

	Nine Months Ended
	February 28
	2010	2009

Expected volatility	169%-171%	137%
Expected dividend yield	0%	0%
Expected term (in years)	3.45	3.45
Risk-free interest rate	2.23%-2.71	2.90%
Forfeiture rate	30%	0%

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

WORKSTREAM INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Comprehensive Income / (Loss)

Comprehensive income / (loss) consists of the following:

	Three Months ended		Nine Months ended
	February 28		February 28
	2010	2009	2010	2009

Net income / (loss)	$(20,624,691)	$573,852	$(21,325,705)	$(2,827,350)
Foreign currency translations gains (losses), net	(43,723)	(95,809)	(59,255)	88,742

Comprehensive income / (loss)	$(20,668,414)	$478,043	$(21,384,960)	$(2,738,608)

Reclassifications

Certain prior period amounts have been reclassified in the accompanying fiscal 2009 condensed consolidated financial statements to conform to the current period presentation.

Subsequent Events

In accordance with ASC 855, Subsequent Events, we evaluated subsequent events through the date and time our condensed consolidated financial statements were issued on April 14, 2010.

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

WORKSTREAM INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

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

On June 1, 2009, the Company adopted ASC 815-40 which required it to begin accounting for the New Warrants as a liability due primarily to the reset provisions of the warrant in the event of lower priced financing transactions.  Therefore, they were reclassified out of equity to a liability classification as of June 1, 2009 via a cumulative effect adjustment.  Amounts of $443,800 and $737,800 associated with the change in the fair value of the New Warrants are recognized in the condensed consolidated statement of operations for the three and nine months ended February 28, 2010, respectively.

In August 2009, the Company signed a term sheet with the Holders, whereby the Holders agreed to restructure the Notes. On December 11, 2009, the Company entered into a separate Exchange Agreement (collectively, the “Exchange Agreements”) with each of the Holders of its senior secured promissory notes pursuant to which, among other  things, each Holder exchanged its existing Note for: (i) a replacement senior secured non-convertible note (a “Non-Convertible Note”); (ii) a senior secured convertible note that is convertible into the Company's common shares at a conversion price of $0.25 (a “$0.25 Convertible Note”); and, (iii) a senior secured convertible note that is convertible into the Company's common shares at a conversion price of $0.10 (a “$0.10 Convertible Note,” and together with the Non-Convertible Notes and the $0.25 Convertible Notes, collectively, the “New Secured Notes”).  Pursuant to the terms of the separate Exchange

WORKSTREAM INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Agreements, the Company issued Non-Convertible Notes in an aggregate principal amount of $9,500,000, $0.25 Convertible Notes in an aggregate principal amount of $6,650,000, and $0.10 Convertible Notes in an aggregate principal amount of $5,361,337.  The aggregate principal amount of all of the New Secured Notes issued pursuant to the Exchange Agreements is $21,613,516, which was the aggregate amount of principal and accrued interest outstanding under the Notes on December 11, 2009.  This transaction is deemed an extinguishment of debt and new issuance for accounting purposes in accordance with ASC 470-50-40.

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

Upon the occurrence of an event of default, as defined in the New Secured Notes, an Investor may require the Company to redeem all or a portion of such Investor’s Notes.  Upon a disposition of assets or liquidity event (each as defined in the New Secured Notes), the Company is required to use 100% of the net proceeds to redeem the New Secured Notes.  Each New Secured Note contains certain financial and other customary covenants with which the Company must comply.  Each subsidiary of the Company previously agreed to guarantee the obligations of the Company under the Notes and has reaffirmed such guarantee with respect to the New Secured Notes by delivering to the Investors a Reaffirmation of Guaranty.  The Company and each of the Investors also entered into a Second Amended and Restated Registration Rights Agreement principally in order to include the common shares of the Company into which the $0.25 Convertible Notes and the $0.10 Convertible Notes are convertible as registrable securities.

The Company’s New Secured Notes and embedded put derivatives were valued in accordance with ASC 820 using multiple, probability-weighted cash flow outcomes at credit-risk adjusted market rates (“Forward Value”).  The Senior Secured Notes with options to convert principal balances into common equity derive their value from a combination of the Forward Value and the fair value of the embedded conversion feature (“ECF”).  For purposes of the ECF, management concluded that the Monte Carlo Simulations Method (“MCS”) was the appropriate technique to embody all assumptions market participants would likely consider in estimating the ECF value.  The fair value of the New Secured Notes and embedded put derivatives was estimated to be $33,587,376 on the date of the exchange, which resulted in a loss on extinguishment of debt of $12,076,040 included in the statement of operations for the period ended February 28, 2010.  Further, in accordance with ASC 470-20-25 and ASC 470-50-40, the net premium of $12,076,040 associated with the New Secured Notes was reclassified to additional paid-in capital under the presumption that such net premium represented a capital contribution in which the New Secured Notes are being carried at face value.

Each of the New Warrants issued in connection with the 2008 Exchange Transaction contained anti-dilution protection provisions.  As a result of the Company’s issuance of the $0.10 Convertible Notes, the exercise price of the New Warrants that remain outstanding was adjusted to $0.10 per share from $0.25 per share and the number of common shares issuable upon exercise was proportionately increased by 4,200,000 to 7,000,000 in which $995,400 representing the fair value of this increase was included in the loss on extinguishment of debt in the statement of operations as it was directly related to the exchange of the New Secured Notes.

In January 2010, $148,857 of principal and accrued interest related to the $0.10 Convertible Notes was converted into 1,488,570 shares of the Company’s common stock and in February 2010, $88,932 of principal and accrued interest related to the $0.25 Convertible Notes was converted into 355,727 shares of the Company’s common stock.

WORKSTREAM INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

At February 28, 2009, the senior secured notes payable and accrued interest was comprised of the following:

Non-Convertible Senior Secured Notes	$9,470,750
$0.10 Convertible Senior Secured Notes	5,214,380
$0.25 Convertible Senior Secured Notes	6,562,500
Accrued interest	553,854
21,801,484
Less: current portion	410,000
$21,391,484

Furthermore, in accordance with the guidance in ASC 470-20-30, the Payment-in-Kind (“PIK”) interest associated with the $0.10 Convertible Note and $0.25 Convertible Note accrued during each quarter has to be compared to the fair value of the Company’s commons stock at the quarter end, or the commitment date, for potential interest charges derived from beneficial conversion features.  During the quarter ended February 28, 2010, the Company recognized additional interest expense of $135,138 associated with the PIK interest’s beneficial conversion feature.

NOTE 3.     GOODWILL

The following represents the detail of the changes in the goodwill account for the nine months ended February 28, 2010:

	Enterprise
	Workforce	Career
	Services	Networks	Total

Goodwill at May 31, 2009	$11,381,660	$6,347,788	$17,729,448
Impairment	-	(6,347,788)	(6,347,788)
Goodwill at February 28, 2010	$11,381,660	$-	$11,381,660

During the third quarter of fiscal 2010, the Company determined that there were indicators of impairment for the goodwill associated with its Career Networks operating segment.  Based on this determination, the Company performed an interim impairment test.  In considering the current and expected future market conditions, the Company determined that the Career Network goodwill was impaired in accordance with ASC 350, Intangibles – Goodwill and Other, and the Company recorded non-cash, pre-tax goodwill impairment charges of $6,347,788 during the nine month period ended February 28, 2010.  The decline in estimated fair values of the Career Networks operating segment resulted from an analysis of the current economic conditions, the Company’s performance to budget and the lower estimated future cash flows.

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

WORKSTREAM INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

NOTE 4.     COMMITMENTS AND CONTINGENCIES

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

NOTE 5.     CAPITAL STOCK

Classes of Stock

The authorized share capital consists of an unlimited number of no par value common shares, an unlimited number of no par value Class A Preferred Shares (the “Class A Preferred Shares”), and an unlimited number of no par value Series A Convertible Preferred Shares (the “Series A Shares”).  There were  59,042,759 common shares issued and outstanding, including 108,304 shares being held in escrow, as of February 28, 2010.  There were no Class A Preferred Shares or Series A Shares outstanding as of February 28, 2010.

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

The assumptions used to calculate the fair-value of share-based payment awards are found in Note 1 under Accounting for Stock-Based Compensation.  The Company recognized the following for stock-based compensation expense resulting from stock options in the consolidated statements of operations under general and administrative expenses:

	Three Months Ended		Nine Months Ended
	February 28		February 28
	2010	2009	2010	2009

Stock compensation expense - options	$22,409	$34,106	$62,807	$124,369

WORKSTREAM INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Stock option activity and related information is summarized as follows:

				Weighted
		Weighted		Average
		Average	Weighted	Remaining	Aggregate
	Number	Exercise	Average	Contractual	Intrinsic
	of Options	Price	Fair Value	Term (in Years)	Value

Balance outstanding - May 31, 2008	2,356,548	$1.23
Granted	27,600	0.17	$0.09
Exercised	-	-
Forfeited or expired	(957,116)	1.37
Balance outstanding - May 31, 2009	1,427,032	1.12
Granted	1,203,700	0.29	$0.25
Exercised	-	-
Forfeited or expired	(836,598)	0.98
Balance outstanding - February 28, 2010	1,794,134	$0.60		3.5	$288

Exercisable - February 28, 2010	626,354	$1.09		1.9	$96

The aggregate intrinsic value in the table above represents total intrinsic value (of options in the money), which is the difference between the Company’s closing stock price of $0.22 on February 26, 2010, the last trading day of the reporting period and the exercise price times the number of shares, that would have been received by the option holders had the option holders exercised their options on February 26, 2010.

There were no options exercised during the nine months ended February 28, 2010 and 2009; and therefore, no intrinsic value or cash received from option exercises during the period.

The following table summarizes information about options outstanding at February 28, 2010:

Range of Exercise Prices	Number of Options Outstanding	Weighted Average Remaining Contractual Life (in Years)	Weighted Average Exercise Price	Number of Options Exercisable	Weighted Average Remaining Contractual Life (in Years)	Weighted Average Exercise Price

$0.18 - $0.99	1,454,500	4.0	$0.42	297,665	2.6	$0.77
$1.00 - $1.99	334,634	1.2	1.36	323,689	1.2	1.37
$2.00 - $2.99	5,000	0.9	2.04	5,000	0.9	2.04

	1,794,134	3.5	0.60	626,354	1.9	1.09

WORKSTREAM INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

As of February 28, 2010, $182,737 of total unrecognized compensation costs related to non-vested stock options is expected to be recognized ratably over the remaining individual vesting periods up to three years.  The realized tax benefit from stock options and other share based payments was nil for the three and nine months ended February 28, 2010 and 2009 due to the uncertainty of realizability.

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

	Three Months Ended		Nine Months Ended
	February 28		February 28
	2010	2009	2010	2009

Stock compensation expense - RSUs	$32,312	$1,465	$62,190	$43,904

As of February 28, 2010, $89,323 of total unrecognized compensation costs related to non-vested restricted stock unit grants is expected to be recognized ratably over the remaining individual vesting periods up to three years.

			Weighted
	Number		Average
	of Units		Fair Value

Outstanding - May 31, 2008	486,670	(1)
Granted	200,926		$0.27
Vested and issued	(549,822)
Forfeited or expired	(60,000)
Outstanding - May 31, 2009	77,774
Granted	310,000		$0.32
Vested and issued	(96,666)
Forfeited or expired	-
Outstanding - February 28, 2010	291,108	(2)

(1)	At May 31, 2008, 486,670 restricted stock units were outstanding including 264,444 that were fully vested, but not issued.
(2)	At February 28, 2010, 291,330 restricted stock units were outstanding including 4,444 that were fully vested but not issued.

WORKSTREAM INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

As of February 28, 2010, the Company had outstanding warrants to purchase shares of common stock which were issued in connection with past financing arrangements.  Information related to these warrants is summarized as follows:

				Weighted
		Weighted		Average
		Average	Weighted	Remaining	Aggregate
	Number	Exercise	Average	Contractual	Intrinsic
	of Warrants	Price	Fair Value	Term (in Years)	Value

Balance outstanding - May 31, 2008	24,337,501	$1.70
Granted	3,800,000	0.25	$0.12
Exercised	(1,000,000)	0.25
Forfeited or expired	(21,987,501)	2.28
Balance outstanding - May 31, 2009	5,150,000	0.14
Granted	7,000,000	0.10
Exercised	-
Forfeited or expired	(2,800,000)	0.25
Balance outstanding - February 28, 2010	9,350,000	$0.08		2.2	$2,081,500

Exercisable - February 28, 2010	9,350,000	$0.08		2.2	$2,081,500

NOTE 6.     SEGMENT INFORMATION

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

WORKSTREAM INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

The following tables summarize the Company’s operations by business segment for the three and nine months ended February 28, 2010 and 2009:

	Three Months Ended February 28, 2010			Three Months Ended February 28, 2009
	Enterprise			Enterprise
	Workforce	Career		Workforce	Career
	Services	Networks	Total	Services	Networks	Total

Software	$1,276,247	$-	$1,276,247	$2,099,072	$-	$2,099,072
Professional services	168,050	-	168,050	638,791	-	638,791
Rewards	1,916,208	-	1,916,208	1,610,241	-	1,610,241
Career services	-	601,270	601,270	-	1,289,594	1,289,594
Revenue, net	3,360,505	601,270	3,961,775	4,348,104	1,289,594	5,637,698

Cost of revenues	1,877,323	19,370	1,896,693	1,353,956	125,892	1,479,848
Gross profit	1,483,182	581,900	2,065,082	2,994,148	1,163,702	4,157,850
Expenses	2,215,816	671,177	2,886,993	1,997,904	924,688	2,922,592
Impairment of goodwill	-	6,347,788	6,347,788	-	-	-
Amortization and depreciation	158,073	7,384	165,457	291,701	17,698	309,399
Business segment income / (loss)	$(890,707)	$(6,444,449)	(7,335,156)	$704,543	$221,316	925,859

Other income and expense and income tax			(13,289,535)			(352,007)
Net income / (loss)			$(20,624,691)			$573,852

	Nine Months Ended February 28, 2010			Nine Months Ended February 28, 2009
	Enterprise			Enterprise
	Workforce	Career		Workforce	Career
	Services	Networks	Total	Services	Networks	Total

Software	$4,621,702	$-	$4,621,702	$5,731,051	$-	$5,731,051
Professional services	675,955	-	675,955	1,869,931	-	1,869,931
Rewards	5,436,279	-	5,436,279	4,564,245	-	4,564,245
Career services	-	2,469,703	2,469,703	-	4,169,682	4,169,682
Revenue, net	10,733,936	2,469,703	13,203,639	12,165,227	4,169,682	16,334,909

Cost of revenues	4,808,914	109,517	4,918,431	4,275,880	384,690	4,660,570
Gross profit	5,925,022	2,360,186	8,285,208	7,889,347	3,784,992	11,674,339
Expenses	6,267,242	2,385,996	8,653,238	10,071,962	2,507,097	12,579,059
Impairment of goodwill	-	6,347,788	6,347,788	-	-	-
Amortization and depreciation	726,845	21,313	748,158	1,182,568	53,697	1,236,265
Business segment income / (loss)	$(1,069,065)	$(6,394,911)	(7,463,976)	$(3,365,183)	$1,224,198	(2,140,985)

Other income and expense and income tax			(13,861,729)			(686,365)
Net loss			$(21,325,705)			$(2,827,350)

WORKSTREAM INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

NOTE 7.     NET INCOME / (LOSS) PER SHARE

The following is a reconciliation of basic net income / (loss) per share to diluted net income / (loss) per share:

	Three Months Ended		Nine Months Ended
	February 28		February 28
	2010	2009	2010	2009
Numerator:
Net income / (loss)	$(20,624,691)	$573,852	$(21,325,705)	$(2,827,350)

Denominator:
Weighted average shares outstanding used to
compute basic EPS	57,568,176	56,079,181	57,175,404	54,534,060
Effect of dilutive securities:
Assumed exercised of common stock equivalents	-	2,388,131	-	-
Weighted average shares outstanding used to
compute diluted EPS	57,568,176	58,467,312	57,175,404	54,534,060

Basic net income / (loss) per common share	$(0.36)	$0.01	$(0.37)	$(0.05)
Diluted net income / (loss) per common share	$(0.36)	$0.01	$(0.37)	$(0.05)

Because the Company reported a net loss during the three months ended February 28, 2010 and the nine months ended February 28, 2010 and 2009, the Company excluded the impact of its common stock equivalents in the computation of dilutive earnings per share for these periods, as their effect would be anti-dilutive.  The following outstanding instruments could potentially dilute earnings per share in the future as of February 28, 2010:

Total dilutive instruments:
Stock options	1,794,134
Restricted stock units	291,108
Escrowed shares	108,304
Senior secured convertible notes and accrued interest	80,048,780
Warrants	9,350,000
Total potential dilutive instruments	91,592,326

WORKSTREAM INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Revenues

	Three Months Ended February 28				Nine Months Ended February 28
	2010	2009	$ Change	% Change	2010	2009	$ Change	% Change
Revenues:
Software	$1,276,247	$2,099,072	$(822,825)	-39.2%	$4,621,702	$5,731,051	$(1,109,349)	-19.4%
Professional services	168,050	638,791	(470,741)	-73.7%	675,955	1,869,931	(1,193,976)	-63.9%
Rewards	1,916,208	1,610,241	305,967	19.0%	5,436,279	4,564,245	872,034	19.1%
Career networks	601,270	1,289,594	(688,324)	-53.4%	2,469,703	4,169,682	(1,699,979)	-40.8%
Total revenues	$3,961,775	$5,637,698	$(1,675,923)	-29.7%	$13,203,639	$16,334,909	$(3,131,270)	-19.2%

Percentage of total revenues:
Software	32.2%	37.2%			35.0%	35.1%
Professional services	4.2%	11.3%			5.1%	11.4%
Rewards	48.4%	28.6%			41.2%	27.9%
Career networks	15.2%	22.9%			18.7%	25.5%

Fiscal Third Quarter 2010 Compared to Fiscal Third Quarter 2009: Software revenue is comprised of hosting, license and maintenance fees.  Software revenue decreased primarily due to lower subscriptions as a result of discontinuing support on old software versions and lack of renewals from existing client base.  Professional services revenues decreased due to less consulting for existing customer upgrades or specialization work and no new customers.  We have implemented a new, more targeted approach during the third quarter of fiscal 2010 in order to attract new customers to coincide with an expected overall economic recovery and anticipated increase in IT spending.  Rewards increased significantly due to better efficiencies by the Company in shipping product and higher utilization of the rewards program by existing customers. Career Networks revenues decreased primarily due to less employer and recruiter advertising and economic conditions that negatively affected deals in the recruiting and career transition services segment of the business along with less availability of financing for its customers. Additionally, we spent less on marketing and advertising and as a result received less leads on which to convert to revenues.  We have implemented a more targeted approach and alternative financing terms for our career transition clients and as a result believe that the fourth quarter of fiscal 2010 revenues will begin to improve over the third quarter of fiscal 2010.

First Nine Months of Fiscal 2010 Compared to First Nine Months of Fiscal 2009: Software revenue decreased primarily due to lower subscriptions as a result of discontinuing support on old software versions and lack of renewals from existing client base.  Professional services revenues decreased due to less consulting for existing customer upgrades or specialization work and no new customers.  We have implemented a new, more targeted approach during the third quarter of fiscal 2010 in order to attract new customers to coincide with an expected overall economic recovery and anticipated increase in IT spending.  Rewards increased significantly due to better efficiencies by the Company in shipping product and higher utilization of the rewards program by existing customers.  Career Networks revenues decreased primarily due to less employer and recruiter advertising and economic conditions that negatively affected deals in the recruiting and career transition services segment of the business along with less availability of financing for its customers.  Additionally, we spent less on marketing and advertising and as a result received less leads on which to convert to revenues.  We have implemented a more targeted approach and alternative financing terms for our career transition clients and as a result believe that the fourth quarter of fiscal 2010 revenues will begin to improve over the first nine months of fiscal 2010.

Cost of Revenues & Gross Profit

	Three Months Ended February 28				Nine Months Ended February 28
	2010	2009	$ Change	% Change	2010	2009	$ Change	% Change
Cost of revenues
Software	$115,232	$78,382	$36,850	47.0%	$371,440	$330,455	$40,985	12.4%
Professional services	41,852	91,032	(49,180)	-54.0%	108,202	417,643	(309,441)	-74.1%
Rewards	1,720,239	1,184,542	535,697	45.2%	4,329,272	3,527,782	801,490	22.7%
Career networks	19,370	125,892	(106,522)	-84.6%	109,517	384,690	(275,173)	-71.5%
	$1,896,693	$1,479,848	$416,845	28.2%	$4,918,431	$4,660,570	$257,861	5.5%

Gross profit	$2,065,082	$4,157,850	$(2,092,768)	-50.3%	$8,285,208	$11,674,339	$(3,389,131)	-29.0%

Gross profit as a percentage of total revenues:
Software	91.0%	96.3%			92.0%	94.2%
Professional services	75.1%	85.7%			84.0%	77.7%
Rewards	10.2%	26.4%			20.4%	22.7%
Career networks	96.8%	90.2%			95.6%	90.8%
Total	52.1%	73.8%			62.7%	71.5%

Fiscal Third Quarter 2010 Compared to Fiscal Third Quarter 2009: Software costs of revenues increased due to increases in service provider fees, but decreased as a percentage of revenues primarily due to this increase and lower subscription base as a result of discontinuing support on old software versions and lack of renewals from existing client base.  Professional services costs decreased due to less consulting for existing customer upgrades or specialization work as well as reductions in employee related expenses due to a reduction in headcount.  Rewards cost of revenues increased due to the higher volume of revenues and related margins decreased primarily from the lower margin items being ordered during the holiday season.  Gross profit on our rewards business is driven primarily by the mix of products redeemed by the customers and results typically range between 20%-30%.  Career Networks cost of revenues directly decreased due to the reduction in revenue levels.

First Nine Months of Fiscal 2010 Compared to First Nine Months of Fiscal 2009: Software costs of revenues increased due to increases in service provider.  Further, Software margins decreased due to this increase and lower subscription base as a result of discontinuing support on old software versions and lack of renewals from existing client base.  Professional services costs decreased due to less consulting for existing customer upgrades or specialization work as well as reductions in employee related expenses due to a reduction in headcount.  Rewards cost of revenues increased due to the higher volume of revenues related margins decreased primarily from the lower margin items being ordered during the holiday season.  Gross profit on our rewards business is driven primarily by the mix of products redeemed by the customers and results typically range between 20%-30%.  Career Networks cost of revenues directly decreased due to the reduction in revenue levels.

Selling & Marketing Expense

	Three Months Ended February 28				Nine Months Ended February 28
	2010	2009	$ Change	% Change	2010	2009	$ Change	% Change

Selling and marketing	$404,760	$598,143	$(193,383)	-32.3%	$1,406,941	$2,950,516	$(1,543,575)	-52.3%

Percentage of total revenues	10.2%	10.6%			10.7%	18.1%

Fiscal Third Quarter 2010 Compared to Fiscal Third Quarter 2009: Consulting and employment related expenses decreased by approximately $233,500 primarily as a result of the restructuring and reduction of headcount at the end of second quarter of fiscal 2009.   The additional decrease was due primarily to less trade shows (and related travel expenses), marketing and advertising programs in the third quarter of fiscal 2010.  Other administrative expenses also declined due to fewer employees and the cancellation and consolidation of contracts.  These decreases were offset by increased internet marketing expenses.

First Nine Months of Fiscal 2010 Compared to First Nine Months of Fiscal 2009: Consulting and employment related expenses decreased by approximately $1,372,000 primarily as a result of the restructuring and reduction of headcount at the end of first half of fiscal 2009.   Further, outside professional fees decreased by approximately $67,000 to nil during this period.  The additional decrease was due primarily to less trade shows (and related travel expenses), marketing and advertising programs in the first nine months of fiscal 2010.  Other administrative expenses also declined due to fewer employees and the cancellation and consolidation of contracts.

General & Administrative Expense

	Three Months Ended February 28				Nine Months Ended February 28
	2010	2009	$ Change	% Change	2010	2009	$ Change	% Change

General and administrative	$2,150,352	$1,758,505	$391,847	22.3%	$6,144,129	$6,775,338	$(631,209)	-9.3%

Percentage of total revenues	54.3%	31.2%			46.5%	41.5%

Fiscal Third Quarter 2010 Compared to Fiscal Third Quarter 2009: Consulting and employment related expenses increased by approximately $123,000 as a result of management changes and holiday incentives to employees.  Non-cash stock compensation expense increased by approximately $19,000 due to changes in management resulting in a higher amount of options and restricted stock awards outstanding.  Bad debt expense increased approximately $185,000 for write-off of uncollectible accounts, and there was also an increase of approximately $41,000 for additional management travel.  These increases were partially offset by reductions in professional fees that were reduced by approximately $92,000 during this timeframe.  Additionally, we reduced our space occupancy costs, equipment leases and insurance costs by changing or eliminating office space in various locations.

First Nine Months of Fiscal 2010 Compared to First Nine Months of Fiscal 2009: Consulting and employment related expenses declined by approximately $258,000 as a result of the reduction of employees.  Non-cash stock compensation expense decreased by approximately $43,000 due to the reduction in headcount resulting in a lower amount of options and restricted stock awards outstanding.  Professional fees were decreased by approximately $198,000 during this timeframe.  Additionally, we reduced our space occupancy costs, equipment leases and insurance costs approximately $522,000 by changing or eliminating office space in various locations.  Telephone and other administrative expenses also declined due to fewer employees and due to the cancellation and consolidation of contracts.

Research & Development Expense

	Three Months Ended February 28				Nine Months Ended February 28
	2010	2009	$ Change	% Change	2010	2009	$ Change	% Change

Research and development	$331,881	$565,944	$(234,063)	-41.4%	$1,102,168	$2,853,205	$(1,751,037)	-61.4%

Percentage of total revenues	8.4%	10.0%			8.3%	17.5%

Fiscal Third Quarter 2010 Compared to Fiscal Third Quarter 2009: Employment related expenses declined by approximately $74,000 as a result of the restructuring and reduction in headcount.  Costs associated with consultants and outsourcing of R&D activities decreased by approximately $102,000 during this period.  Other administrative expenses also declined due to fewer employees and due to the cancellation and consolidation of contracts.

First Nine Months of Fiscal 2010 Compared to First Nine Months of Fiscal 2009: Employment related expenses declined by approximately $800,000 as a result of the restructuring and reduction in headcount.  Costs associated with consultants and outsourcing of R&D activities decreased by approximately $493,000 during this period.  Additionally, we reduced our space occupancy costs by approximately $93,000 by changing or eliminating office space.  Other administrative expenses also declined due to fewer employees and due to the cancellation and consolidation of contracts.

Impairment of Goodwill

	Three Months Ended February 28				Nine Months Ended February 28
	2010	2009	$ Change	% Change	2010	2009	$ Change	% Change

Impairment of goodwill	$6,347,788	$-	$6,347,788	N/A	$6,347,788	$-	$6,347,788	N/A

During the third quarter of fiscal 2010, the Company determined that indicators of impairment for the goodwill associated with its Career Networks operating segment.  Based on this determination, the Company performed an interim impairment test.  In considering the current and expected future market conditions, the Company determined that the Career Network goodwill was impaired in accordance with ASC 350, Intangibles – Goodwill and Other, and the Company recorded non-cash, pre-tax goodwill impairment charges of $6,347,788 during the nine month period ended February 28, 2010.  The decline in estimated fair values of the Career Networks operating segment resulted from an analysis of the current economic conditions, the Company’s performance to budget and the lower estimated future cash flows.

Amortization & Depreciation Expense

	Three Months Ended February 28				Nine Months Ended February 28
	2010	2009	$ Change	% Change	2010	2009	$ Change	% Change

Amortization and depreciation	$165,457	$309,399	$(143,942)	-46.5%	$748,158	$1,236,265	$(488,107)	-39.5%

Percentage of total revenues	4.2%	5.5%			5.7%	7.6%

Fiscal Third Quarter 2010 Compared to Fiscal Third Quarter 2009: Amortization expense decreased by nearly $107,000 due to certain acquired intangible assets becoming fully amortized in prior years.  Without additional business acquisitions, we are not expecting to incur any additional amortization costs during fiscal 2010.  Therefore, fiscal 2010 expense will be significantly less than fiscal 2009.  Depreciation expense also decreased by approximately $36,000 due to many of our fixed assets becoming fully depreciated.

First Nine Months of Fiscal 2010 Compared to First Nine Months of Fiscal 2009: Amortization expense decreased by nearly $388,000 due to certain acquired intangible assets becoming fully amortized in prior years.  Without additional business acquisitions, we are not expecting to incur any additional amortization costs during fiscal 2010.  Therefore, fiscal 2010 expense will be significantly less than fiscal 2009.  Depreciation expense also decreased by approximately $99,700 due to many of our fixed assets becoming fully depreciated.

Interest Income & Expense, Net

	Three Months Ended February 28				Nine Months Ended February 28
	2010	2009	$ Change	% Change	2010	2009	$ Change	% Change

Interest income and expense, net	$(672,181)	$19,893	$(692,074)	-3479.0%	$(2,073,758)	$161,655	$(2,235,413)	-1382.8%

Fiscal Third Quarter 2010 Compared to Fiscal Third Quarter 2009: Interest expense on the outstanding New Senior Secured Notes increased significantly due to a higher principal and interest balance as well as a higher applicable interest rate (i.e., 9.5% to 7.0%).  Furthermore, the Company recorded additional interest associated with the Payment-in-Kind (“PIK”) interest’s beneficial conversion feature on the new convertible notes.

First Nine Months of Fiscal 2010 Compared to First Nine Months of Fiscal 2009: Interest expense on the Old Senior Secured Notes increased significantly due to the default interest rate increase of 5% caused by the NASDAQ delisting default in May 2009 and the additional interest rate increase of 5% in late August 2009 due to the failure to repay any of the Old Senior Secured Notes principal.  The Old Senior Secured Notes were outstanding for the full first half of fiscal 2010 while they were only outstanding for the second quarter of fiscal 2009.  There was also higher interest expense on the outstanding New Senior Secured Notes in comparison to the old during the third quarter due to a higher principal and interest balance as well as a higher applicable interest rate (i.e., 9.5% to 7.0%).  Furthermore, the Company recorded additional interest associated with the Payment-in-Kind (“PIK”) interest’s beneficial conversion feature on the new convertible notes.

Change in Fair Value of Warrants & Derivative

	Three Months Ended February 28				Nine Months Ended February 28
	2010	2009	$ Change	% Change	2010	2009	$ Change	% Change
Change in fair value of warrants
and derivative	$443,800	$-	$443,800	N/A	$1,231,493	$-	$1,231,493	N/A

The Company’s New Senior Secured Notes contain certain put derivatives reflected in their contractual rights.  The put derivatives were not deemed to have any value at December 11, 2009 or February 28, 2010.  Previous to the issuance of the New Senior Secured Notes, the Old Senior Secured Notes contained an embedded put derivative as well.  Due to the Exchange Agreement signed in December 2009, but agreed to in late November 2009, the value of this put derivative was deemed to be nil at November 30, 2009.  Accordingly, we had recognized a gain on the decrease in the fair value $493,693 for the nine months ended February 28, 2010, respectively, in the condensed consolidated statement of operations.

On June 1, 2009, the Company adopted ASC 815, which required it to begin accounting for the New Warrants as a liability due primarily to the reset provisions of the warrant in the event of lower priced financing transactions.  Therefore, the fair value of the New Warrants was reclassified from equity to a liability classification as of June 1, 2009 via a cumulative effect adjustment.  We recognized amounts of $443,800 and $737,800 associated with the change in the fair value of the New Warrants in the condensed consolidated statement of operations for the three and nine months ended February 28, 2010, respectively.

Loss on Extinguishment of Debt

	Three Months Ended February 28				Nine Months Ended February 28
	2010	2009	$ Change	% Change	2010	2009	$ Change	% Change

Loss on extinguishment of debt	$(13,071,440)	$-	$(13,071,440)	N/A	$(13,071,440)	$-	$(13,071,440)	N/A

With the senior secure note exchange on December 11, 2009, the fair value of the New Secured Notes and embedded put derivatives was estimated to be $33,587,376 on the date of the exchange, which resulted in a loss on extinguishment of debt of $12,076,040.  Furthermore, as a result of the Company’s issuance of the $0.10 Convertible Notes, the exercise price of the New Warrants that remain outstanding was adjusted to $0.10 per share from $0.25 per share and the number of common shares issuable upon exercise was proportionately increased by 4,200,000 to 7,000,000 in which $995,400 representing the fair value of this increase was included in the loss on extinguishment of debt.

Income Taxes

	Three Months Ended February 28				Nine Months Ended February 28
	2010	2009	$ Change	% Change	2010	2009	$ Change	% Change

Income tax expense	$425	$(19,733)	$20,158	-102.2%	$97	$(37,487)	$37,584	-100.3%

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

LIQUIDITY AND CAPITAL RESOURCES

Working Capital: Working capital, which represents current assets less current liabilities, was negative $4.7 million.  With the refinancing of the senior secured notes (discussed subsequently), the long-term portion of the debt was reclassified to long-term liabilities at November 30, 2009.  Further improvement of working capital is a component of management’s overall plan to better align the Company’s financial position with its current operational requirements.

Cash & Cash Equivalents: As of February 28, 2010, we have approximately $1,252,000 in cash and cash equivalents, which primarily consists of deposits held with banks.  Cash decreased from May 31, 2009 primarily due to funding for the rewards program.

Accounts Receivable: Days sales outstanding (“DSO”) is based upon a rolling 12 month calculation performed quarterly.  It is calculated as total accounts receivable (less Allen & Associates accounts receivable) divided by average day’s sales, which is calculated as revenues (less Allen & Associated revenues) divided by the total number of days in period.  The DSO ratio decreased to 20.5 days at February 28, 2010 from 59.3 days at May 31, 2009.  The cause for the change days sales outstanding is primarily due to an increased focus on cash collections as part of management’s overall plan to better align the Company’s cash flows with its current operational requirements.

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

Cash Flows: The following is a summary of cash flow activities for the nine months ended February 28, 2010 and 2009:

	Nine Months Ended February 28
	2010	2009	$ Change	% Change

Cash provided by / (used in) operating activities	$184,927	$(2,044,171)	$2,229,098	-109.0%
Cash provided by / (used in) investing activities	(106,761)	421,409	(528,170)	-125.3%
Cash used in financing activities	(367,012)	(416,695)	49,683	-11.9%

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

Cash Flows From Financing Activities: The decrease in these cash flows primarily relates to a decrease in payments for capital lease obligations outstanding during each period that was partially offset by the financing costs incurred to the note exchange and restructuring of senior secured notes in December 2009.

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

	Three Months Ended		Nine Months Ended
	February 28		February 28
	2010	2009	2010	2009

Net income / (loss), as reported under US GAAP	$(20,624,691)	$573,852	$(21,325,705)	$(2,827,350)

Effects of certain transactions:
Interest income and expense, net	672,181	(19,893)	2,073,758	(161,655)
Income tax benefits / (expense)	(425)	19,733	(97)	37,487
Amortization and depreciation	165,457	309,399	748,158	1,236,265
Stock-based compensation	54,721	35,571	124,996	168,272
Loss on extinguishment of debt	13,071,440	-	13,071,440	-
Impairment of goodwill	6,347,788	-	6,347,788	-
Change in fair value of warrants and derivative	(443,800)	-	(1,231,493)	-
Other income and expense, net	(9,861)	352,167	(51,879)	810,533

EBITDA, as adjusted	$(767,190)	$1,270,829	$(243,034)	$(736,448)

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

The Company has incurred substantial losses in recent periods and, as a result, has a shareholders’ deficit of $15,486,821 as of February 28, 2010.  Losses for the nine months ended February 28, 2010 were $21,325,705 and losses for the years ended May 31, 2009 and 2008 were $4,856,356 and $52,616,875, respectively.  The Company's ability to continue as a going concern depends upon its ability to successfully refinance approximately $21.6 million of its senior secured notes payable (the “Notes”), including accrued interest thereon, generate positive cash flows from operations and obtain sufficient additional financing, if necessary.  The Notes went into default on May 22, 2009 due to the Company’s suspension of trading on the NASDAQ Stock Market as a result of its shareholders’ deficit.  Such Notes were restructured on December 11, 2009; please refer to subsequent discussion on Refinancing of Senior Secured Notes Payable.

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

Upon the occurrence of an event of default, as defined in the Notes, an Investor may require the Company to redeem all or a portion of such Investor’s Notes.  Upon a disposition of assets or liquidity event (each as defined in the New Notes), the Company is required to use 100% of the net proceeds to redeem the New Secured Notes.  Each New Secured Note contains certain financial and other customary covenants with which the Company must comply.  Each subsidiary of the Company previously agreed to guarantee the obligations of the Company under the Prior Secured Notes and has reaffirmed such guarantee with respect to the Notes by delivering to the Investors a Reaffirmation of Guaranty.  The Company and each of the Investors also entered into a Second Amended and Restated Registration Rights Agreement principally in order to include the common shares of the Company into which the $0.25 Convertible Notes and the $0.10 Convertible Notes are convertible as registrable securities.

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

An accounting policy is deemed to be critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, if different estimates reasonably could have been used, or if changes in the estimate that are reasonably likely to occur could materially impact the financial statements.  Management makes estimates and assumptions that affect the value of assets and the reported revenues.  The accounting policies that reflect our more significant estimates, judgments and assumptions and which management believes are the most critical to aid in fully understanding and evaluating the Company’s reported financial results include: revenue recognition, allowance for trade receivables, impairment analysis for goodwill, valuation of derivative financial instruments, valuation of deferred taxes, and valuation of compensation expense on share-based awards.  In many cases, the accounting treatment of a particular transaction is specifically dictated by U.S. GAAP and does not require management's judgment in its application.  There are also areas in which management's judgment in selecting among available alternatives would not produce a materially different result.  Management has discussed the development, selection and disclosure of critical accounting policies and estimates with our Board of Directors.  Management believes that there have been no significant changes during the nine months ended February 28, 2010 to the items that were disclosed as the Company’s critical accounting policies and estimates in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in the Company’s Form 10-K for the fiscal year ended May 31, 2009, except for the identification of the accounting for contingencies as a critical accounting policy, which is as follows:

Loss Contingencies

We are involved in various lawsuits, claims, investigations and proceedings that arise in the ordinary course of business.  If the potential loss from an item is considered probable and the amount can be estimated, we accrue a liability for the estimated loss, as provided in ASC 450, Contingencies.  Because of uncertainties related to these matters, accruals are based only on the best information available at the time.  Periodically, we review the status of each significant matter and assess our potential financial exposure.  These matters are inherently unpredictable and are subject to significant uncertainties, some of which are beyond our control.  Should any of the estimates and assumptions utilized to estimate potential losses change or prove to have been incorrect, it could have a material impact on our results of operations, financial position or cash flows.  Further, please refer to Note 4 to the accompanying condensed consolidated financial statements for a description of our material legal proceedings.

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

In the Annual Report on Form 10-K for the fiscal year ended May 31, 2009, we noted that we had identified a material weakness in our information technology (IT) controls because of our inability to test the information technology controls due to the restructuring of our IT department and relocation and consolidation of our corporate headquarters in Canada and Florida to new facilities at the end of our fiscal year.  As of February 28, 2010 under the supervision of and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934. Based upon our evaluation, management concluded that our internal control over financial reporting was not effective as of February 28, 2010 because of our continued inability to test the information technology controls at our new corporate headquarters at such date. In connection with this evaluation, management identified no other changes in our internal control over financial reporting that occurred during the most recent fiscal quarter that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

A material weakness is a control deficiency that results in a more than remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis by employees in the normal course of their assigned functions.  The Company is in the process of executing its plan to mitigate this material weakness including the restructuring of key IT personnel and consolidation of IT responsibility.  Despite the existence of this material weakness, we believe our consolidated financial statements in this Quarterly Report on Form 10-Q fairly present, in all material respects, our financial condition as of February 28, 2010 and May 31, 2009, and our consolidated results of operations and cash flows for the three and nine months ended February 28, 2010 and 2009, in conformity with U.S. generally accepted accounting principles.

Further, it should be noted that Executive Chairman Mr. Michael Mullarkey assumed the duties of President and Chief Executive Officer of the Company in November 2009 and Mr. Jerome P. Kelliher joined the Company as Chief Financial Officer in December 2009.

PART II.   OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS

We are involved in claims, which arise in the ordinary course of business. In the opinion of management, we have made adequate provision for potential liabilities, if any, arising from any such matters. However, litigation is inherently unpredictable, and the costs and other effects of pending or future litigation, governmental investigations, legal and administrative cases and proceedings (whether civil or criminal), settlements, judgments and investigations, claims and changes in any such matters, and developments or assertions by or against us relating to intellectual property rights and intellectual property licenses, could have a material adverse effect on our business, financial condition, operating results or cash flows.  Please refer to Note 4 to the accompanying condensed consolidated financial statements for further discussion of litigation that may be material to our business.

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

We have incurred substantial losses in recent years and months and, as a result, have a shareholders’ deficit of $15,486,821 as of February 28, 2010.  Losses for the nine months ended February 28, 2010 were $21,325,705 and losses for the years ended May 31, 2009 and 2008 were $4,856,356 and $52,616,875, respectively.

As of February 28, 2010, we have $1,252,108 in cash and cash equivalents.  Working capital, which represents current assets less current liabilities, was negative $4.7 million.  Our senior secured notes payable (the “Notes”) had been classified as current in the Company’s audited financial statements at May 31, 2009 as a result of our default on the Notes on May 22, 2009 due to the Company’s suspension of trading on the NASDAQ Stock Market as a result of its shareholders’ deficit.  The suspension constituted an event of default under the Notes and thereby entitled each Holder of the Notes to require the Company to redeem all or a portion of the Holder’s Note at a price equal to 110% of the sum of the principal amount of the Note, accrued and unpaid interest and late fees, if any.  Additionally, as a result of the event of default, the interest rate under each Note was increased by 5% in addition to the contractual rate of interest due.  Such Notes were restructured on December 11, 2009.  Please refer to Note 2 to the accompanying condensed consolidated financial statements for more information.

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

Workstream Inc. (Registrant)
DATE: April 14, 2010	By: /s/ Michael Mullarkey
Michael Mullarkey President and Chief Executive Officer (Principal Executive Officer)

DATE: April 14, 2010	By: /s/ Jerome Kelliher
Jerome P. Kelliher Chief Financial Officer (Principal Financial Officer)