Form 10-K
period 2010-05-31
WORKSTREAM INC
filed 2010-09-13
CIK 1095266

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-K

(Mark One)
☑  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended May 31, 2010

OR

☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 001-15503

WORKSTREAM INC.
(Exact name of registrant as specified in its charter)

Canada	N/A
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

485 N. Keller Road, Suite 500	32751
Maitland, Florida	(Zip Code)
(Address of principal executive offices)	1-866-953-8800
Registrant’s telephone number, including area code:	None
Securities registered pursuant to Section 12(b) of the Act:
Securities registered pursuant to Section 12(g) of the Act:
Common Stock, no par value	None
(Title of Class)	(Name of exchange on which registered)

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
Yes ☐                      No ☑

The aggregate market value of the voting and non-voting common equity held by non-affiliates as of November 30, 2009 (the last business day of the registrant’s most recently completed second fiscal quarter) was $1,037,363 based on the closing price of such common equity of $0.21 per share on that date.  All executive officers and directors of the registrant and all persons filing a Schedule 13D or a Schedule 13G with the Securities and Exchange Commission in respect to the registrant’s common stock have been deemed, solely for the purpose of the foregoing calculation, to be “affiliates” of the registrant.

The total number of common shares, no par value, outstanding on September 10, 2010 was 811,745,786 excluding 108,304 common shares held in escrow.

DOCUMENTS INCORPORATED BY REFERENCE:  None

ii

WORKSTREAM INC.

TABLE OF CONTENTS

For the Fiscal Year Ended May 31, 20010

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

The on-demand model fundamentally changes both the purchasing and deployment of enterprise software from a client perspective. Rather than making large, up-front investments in perpetual licenses, clients purchase limited term subscriptions for on-demand software applications. Further, because only an Internet browser is required to access on-demand software applications, which can be easily configured to meet the buyer’s specific needs, organizations eliminate the expense of ancillary technology and third-party services required to implement, configure and maintain the enterprise application on-site. Finally, the finite duration of subscriptions provides a strong incentive to software vendors to ensure that the software provides the expected benefits to the client and that they receive consistent customer service. The on-

demand model also reduces research and development support costs for the software developer. Because only limited versions of the software exist at any one time, the on-demand model relieves the burden of maintaining and upgrading historical versions of the software.

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

•
Building a wider indirect sales channel for distribution of our products and services.  We will continue to pursue reseller agreements for all of our services with human capital solution providers such as Human Resource Outsourcing companies, Business Processing Outsourcing companies, and Systems Integrators.  In addition, we will continue to pursue OEM channels for our products and services;

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

PRINCIPAL SERVICES AND OPERATIONS

Enterprise Workforce Services

Our Enterprise Workforce Services segment primarily consists of HCM software, professional services and additional products sold as part of rewards programs.  Specifically, our Enterprise Workforce segment offers a complete suite of on-demand HCM software solutions, which address performance, compensation, development, recruitment, benefits and rewards. Workstream provides on-demand compensation, performance and talent management solutions and services that help companies manage the entire employee lifecycle - from recruitment to retirement.  Enterprise Workforce Services generated approximately 81% and 74% of our net revenue in fiscal 2010 and 2009, respectively.

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

Performance
Workstream Performance enables organizations to translate business strategy into a fully aligned set of operational goals, provide real-time visibility and reporting on goal status, assess employee performance and gather employee feedback across the organization.  These products supply the tools and information required to manage organizational performance effectively, including: goal setting, alignment, cascading and linkage; self, peer, multi-rater and 360 degree performance assessments; on-demand tracking and reporting of performance against established metrics; and the collaboration and evaluation capabilities necessary to assess results. The solution is also integrated with Workstream Compensation to help support organization's pay-for-performance programs.   Performance applications include:

•
Achievement, for aligning individual performance with top-level business goals, automating the process of managing, monitoring and assessing individual employee performance and integrating performance data into the compensation planning process;

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

Career Networks

Our Career Networks segment consists of career transition services, recruitment research and applicant sourcing.  Career Networks generated approximately 19% and 26% of our net revenue in fiscal 2010 and 2009, respectively.

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

RESEARCH AND DEVELOPMENT

From fiscal 2002 through fiscal 2005, the Company embarked on a research and development strategy whereby, rather than relying solely on developing software internally, the Company began to obtain new technology applications and intellectual property through the acquisition of companies that had already developed the technology and proven its success in the marketplace.  During late fiscal 2005 through fiscal 2008, the Company incurred significant research and development costs subsequent to the various acquisitions in order to further enhance the technologies developed by the individual entities prior to the acquisitions.  This included a more common look and feel to the various applications user interfaces and reporting, integration between modules.  The increase in costs was primarily due to the addition of internal resources as well as the use of offshore contractors.  In fiscal 2008, much of the effort was focused on specific integration of Workstream TalentCenterV7.0, with particular emphasis on the compensation, performance management and development solutions.  Upon the release of Workstream TalentCenterV7.0 our research and development activities and expense was significantly reduced. Research and development expense was approximately $1.5 million and $3.5 million in fiscal 2010 and fiscal 2009, respectively.  All research and development expense was incurred in the Enterprise Workforce Services segment.

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

EMPLOYEES

As of May 31, 2010, we had 86 full-time employees.  Our employees are not represented by a collective bargaining organization, and we have never experienced any work stoppage.  We consider our relations with our employees to be good.

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

We have limited operating funds.

The Company has incurred substantial losses in recent periods and, as a result, has a shareholders’ deficit of $20,116,685 as of May 31, 2010.  Losses for the twelve months ended May 31, 2010 were $26,583,731 and losses for the years ended May 31, 2009 and 2008 were $4,856,356 and $52,616,875, respectively.  Due to significant reductions in operating expenses in the fourth quarter of fiscal 2008 and throughout fiscal 2009 and 2010, together with our recently completed private placement of common shares for an aggregate $1.25 million and the conversion of our senior secured debt to common shares, each as described below, management believes that current operations will be sufficient to meet its anticipated working capital and capital expenditure requirements.  The current operating loss is the result of current economic conditions and is a reflection of the overall health of the economy as a whole.  Based on an analysis of our current contracts, forecasted new business, our current backlog and current expense level along with the refinancing of the Notes, management believes the Company will meet its cash flow needs for fiscal 2011.  If these measures fall short, management will consider additional cost savings measures, including cutting back product development initiatives, further reducing operating expenditures as well as seeking additional financing, if deemed necessary.  We recognize that there are no assurances that the Company will be successful in meeting its cash flow requirements, however, management is confident that, if necessary, there are other alternatives available to fund operations and meet cash requirements during fiscal 2011.

On August 13, 2010, the Company entered into separate 2010 Exchange and Share Purchase Agreements and a 2010 Exchange Agreement (collectively, the “Exchange Agreements”) with each of the holders of its senior secured promissory notes (collectively, the “Investors”) pursuant to which, among other things, the Investors exchanged their existing senior secured non-convertible notes and senior secured convertible notes (collectively, the “Notes”) (the aggregate principal amount of all the Notes, together with accrued but unpaid interest and penalties, was $22,356,665) for a total of 682,852,374 of the Company’s common shares (the “Exchange Shares”).  The issuance of the Exchange Shares was deemed to be exempt from registration pursuant to Section 3(a)(9) of the Securities Act of 1933.

Pursuant to the terms of the Exchange Agreements with certain of the Investors, the Company consummated a private placement pursuant to which it raised $750,000 through the sale of an aggregate 37,936,243 common shares in the Company to certain of the Investors.  Simultaneous with the consummation of the transactions contemplated by the Exchange Agreements, pursuant to the terms of a Stock Purchase Agreement (the “Stock Purchase Agreement”) between the Company, an affiliate of John Long and David Kennedy and Ezra Schneier (together, the “New Management Team”), the Company completed a private placement pursuant to which it raised an additional $500,000 through the sale of an aggregate 25,290,828 common shares in the Company to the New Management Team (such common shares, together with the common shares purchased under the Exchange Agreements by the Investors, the “Purchased Shares”).  The issuance of the Purchased Shares was deemed to be exempt from registration pursuant to Section 4(2) of the Securities Act of 1933.  The Company will use the proceeds from the private placements for working capital and general corporate purposes.

Simultaneous with the consummation of the transactions contemplated by the Exchange Agreements, the Company received an additional $750,000 from one of the Investors (the “Lending Investor”) in exchange for a senior secured note (the “New Note”).  The New Note is secured by a lien on all of the assets of the Company and its subsidiaries pursuant to the terms of a Security Agreement among the Company, its subsidiaries and the Lending Investor (the “Security Agreement”).  Interest on the New Note accrues at an annual rate of 12%.  From and after the occurrence and during the continuance of any event of default under the New Note, the interest rate then in effect will be automatically increased to 15% per year.  Interest is payable at maturity of the New Note, which is October 13, 2012.  Upon the occurrence of an event of default, as defined in the New Note, the Lending Investor may require the Company to redeem all or a portion of the New Note.  Upon a Disposition (as defined in the New Note), the Company has agreed to use the Net Proceeds from such Disposition to redeem the New Note.  The New Note contains customary covenants with which the Company must comply.  Each subsidiary of the Company delivered a Guaranty pursuant to which it agreed to guarantee the obligations of the Company under the New Note (the “Guaranty”).

We believe that these recent transactions provide suitable liquidity to fund ongoing operations. Separately, the Company intends to continue to raise capital from time to time as it pursues its business plan.

Potential uses of such capital include but are not limited to continued investments in its core technology, enhancing its sales infrastructure and acquiring companies that provide complimentary products and services to the company’s core suite of products.

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

Since June 3, 2009, our common stock has been dually quoted on the Over-the-Counter Bulletin Board (OTCBB), an electronic quotation service maintained by the Financial Industry Regulatory Authority (FINRA), and the Pink Sheets electronic over-the-counter securities market.  The common shares continue to trade under the symbol “WSTM-OB.”

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

The market price of our common shares has been highly volatile in the past, and may continue to be volatile in the future. For example, since June 1, 2004, the closing sale price of our common shares as quoted on the NASDAQ Stock Market prior to May 22, 2009 and since such date on the OTCBB has fluctuated between $0.02 and $5.35 per share. The following factors may significantly affect the market price of our common shares:
•	quarterly variations in our results of operations;
•	announcement of new products, product enhancements, joint ventures and other alliances by our competitors or us;
•	technological innovations by our competitors or us;
•	general market conditions or market conditions specific to particular industries;
•	the issuance of new common shares that dilute the ownership of our existing shareholders; and
•	the operating and stock price performance of other companies that investors may deem comparable to us.

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

We may not become profitable.

Since our inception, we have incurred losses which have been substantial in relation to our operations and, as a result, have a stockholders’ deficit of $20,116,685 as of May 31, 2010.  Losses for the years ended May 31, 2010 and 2009 were $26,583,731 and $4,856,356, respectively.  Revenues for fiscal 2010 and 2009 were approximately $16,500,000 and $21,500,000, respectively.  Our ability to reduce our losses will be adversely affected if revenue grows slower than we anticipate or if operating expenses exceed our expectations. Even if we do achieve profitability, we may not sustain or increase profitability on a quarterly or annual basis.  Failure to achieve or maintain profitability would materially adversely affect the market price of our common shares.  We expect our operating expenses to moderate due to the scalability of our business model.

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

If we are unable to enter into or maintain certain strategic relationships, our business will suffer.  These relationships generally include those with job posting boards and other on-line recruitment services such as Monster.com, pursuant to which our clients can post their job openings on such boards.  These relationships allow us to expand the services that we provide our clients without our having to spend significant capital resources developing or acquiring such services. Because many of these third parties compete with each other, the existence of a relationship with any particular third party may limit or preclude us from entering into a relationship with that third party’s competitors.  In addition, some of the third parties with which we seek to enter into relationships may view us as a competitor and refuse to do business with us.  Any loss of an existing relationship or failure to establish new relationships may adversely affect our ability to improve our services, offer an attractive service in the new markets that we enter, or expand the distribution of our services.

Our large shareholders may influence certain decisions regarding the Company.

As of September 13, 2010, as a result of the exchange of our outstanding senior secured notes for common shares, CCM Master Qualified Fund beneficially owns approximately 48% of our common shares, Magnetar Capital Master Fund beneficially owns approximately 23% of our common shares and Talkot Fund and Thomas Akin together beneficially own approximately 12.5 % of our common shares.  Together, our former senior secured note holders control approximately 87.5% of our common shares. To the extent that CCM Master Qualified Fund in particular, and other of our large shareholders in general, continue to own such a substantial portion of our outstanding common shares, even though less than a majority, they will have significant influence over all matters submitted to our shareholders and exercise significant control over our business policies and affairs. Any of our large shareholders may have interests that conflict with or are different from our own and those of our other shareholders. This concentration of voting power could have the effect of delaying, deterring or preventing a change in control or other business combination that some shareholders might consider beneficial.

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

If unauthorized persons penetrate our network security, they could misappropriate proprietary information or cause interruptions in our services.  We may be required to spend capital and resources to protect against or to alleviate these problems.  In addition, because we host data for our clients, we may be liable to any of those clients that experience losses due to our security failures.  While we have implemented measures to strengthen and improve our intrusion protection system, this is not an absolute guarantee that security breakdowns will not occur.  As a result, a material security breach could have a material adverse effect on our business and the market price of our common shares may decline.

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

Our success depends on the efforts, abilities and expertise of our new Board members, our new senior management team and other key employees.  There can be no assurance that we will be able to retain our key employees.  If any of our key employees leave before suitable replacements are found, there could be an adverse effect on our business.  There can be no assurance that suitable replacements could be hired without incurring substantial additional costs, or at all.

ITEM 2.   PROPERTIES

Our corporate headquarters were located in approximately 25,020 square feet of leased office space in Ottawa, Ontario, Canada.  This facility housed our network operation and information technology groups, certain research and development personnel and customer support.  Our lease for 17,945 square feet of this facility expired in December 2008 with the remaining 7,075 square feet expiring in October 2010.   In April 2009, we exited this facility early and moved our corporate headquarters to Maitland, Florida.  We still maintain a few key personnel in Canada with our registered office located at 340 Albert Street, Suite 1400 Ottawa, Ontario Canada  K1R0A5.

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

Our wholly-owned subsidiary Paula Allen Holdings, Inc. utilizes space in Maitland, Florida; Dallas, Texas and Minneapolis, Minnesota.  In Dallas, we lease approximately 4,192 square feet of office space under a lease expiring on January 31, 2014 and in Minneapolis, we lease approximately 1,523 square feet of office space under a lease expiring on December 31, 2012.

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

On June 24, 2008, the Company filed a lawsuit in the Superior Court of the State of Delaware in and for New Castle County (the “State Court Lawsuit”) against Empagio Acquisition, LLC (“Empagio”) and SMB Capital Corporation (“SMB”) to obtain the $5 million termination fee required to be paid by Empagio and SMB pursuant to Section 7.02 of the Agreement and Plan of Merger dated as of February 12, 2008 among the Company, Workstream Merger Sub Inc., Empagio and SMB, which agreement was terminated by the Company on June 13, 2008.  On June 25, 2008, Empagio and SMB filed a lawsuit against the Company in the United States District Court for the District of Delaware (the “Federal Lawsuit”) alleging entitlement to a $3 million termination fee pursuant to the Agreement and Plan of Merger.  On July 29, 2008, Empagio and SMB filed a notice of voluntary dismissal of their Federal Lawsuit based on an understanding that Empagio and SMB would make their claim as part of the Company’s State Court Lawsuit.  In accordance with the voluntary notice of dismissal of the Federal Lawsuit, Empagio and SMB asserted their claims in the State Court lawsuit.  A Stipulation of Dismissal has since been filed with the Superior Court pursuant to which the State Court lawsuit would be dismissed without liability on the part of either party to the other party.

* * *

We are involved in various lawsuits, claims, investigations and proceedings that arise in the ordinary course of business.  If the potential loss from an item is considered probable and the amount can be estimated, we accrue a liability for the estimated loss, as provided in ASC 450, Contingencies .  Because of uncertainties related to these matters, accruals are based only on the best information available at the time.  Periodically, we review the status of each significant matter and assess our potential financial exposure.  These matters are inherently unpredictable and are subject to significant uncertainties, some of which are beyond our control.  Should any of the estimates and assumptions utilized to estimate potential losses change or prove to have been incorrect, it could have a material impact on our results of operations, financial position or cash flows.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

MARKET INFORMATION

Until May 22, 2009, our no par common shares were traded on the NASDAQ Stock Market (“NASDAQ”) under the symbol “WSTM.”  Commencing May 22, 2009 and June 3, 2009, we began trading under the symbol “WSTM-OB” on the Pink Sheets electronic over-the-counter securities market and quoted on the Over-the-Counter Bulletin Board (OTCBB) in what is commonly referred to as the OTC Bulletin Board, respectively. OTC market quotations reflect interdealer prices, without retail markup, markdown or commission and may not necessarily represent actual transactions.

The following table sets forth the high and low closing sales prices of our common shares during each quarter as reported by NASDAQ or the OTC Bulletin Board, as applicable, for the fiscal years ended May 31, 2010 and 2009:

Period	High Closing Sales Price	Low Closing Sales Price
2010 Fiscal Year, quarter ended:
August 31, 2009	$0.37	$0.18
November 30, 2009	$0.32	$0.21
February 28, 2010	$0.30	$0.20
May 31, 2010	$0.22	$0.08

2009 Fiscal Year, quarter ended:
August 31, 2008	$0.45	$0.15
November 30, 2008	$0.20	$0.02
February 28, 2009	$0.22	$0.02
May 31, 2009	$0.40	$0.15

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

The Panel indicated that absent a stay by the NASDAQ Listing and Hearing Review Council, the trading of the Company’s common stock on the NASDAQ Stock Market would be suspended at the open of trading on Friday, May 22, 2009.  We did not appeal the decision.   Therefore, the NASDAQ Stock Market suspended the trading of our common stock on May 22, 2009 and delisted our common stock on August 5, 2009.The Company’s common shares are now dually quoted on the Over-the-Counter Bulletin Board (OTCBB), an electronic quotation service maintained by the Financial Industry Regulatory Authority (FINRA), and the Pink Sheets electronic over-the-counter securities market.  The common shares continue to trade under the symbol “WSTM-OB.”

On June 1 2009, the Boston Stock Exchange also filed an application with the Securities and Exchange Commission to strike our common stock from listing and registration on the Exchange due to their decision to no longer trade common stock securities.  Prior to the delisting, our common shares were traded under the symbol “ERM.”

HOLDERS

On September 10, 2010, there were approximately 217 stockholders of record for our common stock.   This does not reflect persons or entities that hold our common stock in nominee or “street” name through various brokerage firms.

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

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

Please see the section titled “Equity Compensation Plan Information” under Item 12 in Part III of this Form 10-K.

RECENT SALES OF UNREGISTERED SECURITIES

There were no sales of unregistered securities in the quarter ended May 31, 2010.

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

Special rules, which we do not address in this discussion, may apply to a U.S. holder that is (a) an insurer that carries on an insurance business in Canada and elsewhere, (b) a financial institution subject to special provisions of the Income Tax Act (Canada) applicable to income gain or loss arising from mark-to-market property, or (c) a fiscally transparent entity with respect to the recently introduced Fifth Protocol to the Canada-United States Income Tax Convention, 1980 and may be treated differently than an individual.

This discussion is based on the current provisions of the Canada-United States Income Tax Convention, 1980, the Income Tax Act (Canada) and their regulations, all specific proposals to amend the Income Tax Act (Canada) and regulations, all specific proposals to amend the Income Tax Act (Canada) and regulations announced by the Minister of Finance (Canada) before the date of this annual report and counsel’s understanding of the current published administrative practices of Canada Revenue Agency.  This discussion is not exhaustive of all potential Canadian tax consequences to a U.S. holder and does not take into account or anticipate any other changes in law, whether by judicial, governmental or legislative decision or action, nor does it take into account the tax legislation or considerations of any province, territory or foreign jurisdiction.

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

Section 116 of the Income Tax Act (Canada) requires that a U.S. holder apply to the Canada Revenue Agency for a clearance certificate either before or within 10 days after a disposition of “taxable Canadian property” even if a treaty exemption applies; failure to comply or the making of false representations exposes the U.S. holder to prosecution.  While delisted, on the disposition of our common shares to another U.S. resident, the U.S. holder will be deemed to dispose of the common shares and will have to comply with Section 116 and all related filings and withholdings, including filing a Canadian tax return.

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

If relisted, our common shares will cease to be “taxable Canadian property” and Section 116 will not apply to a disposition by a U.S. holder.

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

We believe that we were not a PFIC for the fiscal years ending May 31, 2010 and 2009, and we believe that we will not be a PFIC for the fiscal year ending May 31, 2011.  The tests for determining PFIC status, however, are applied annually, and it is difficult to make accurate predictions of future income and assets, which are relevant to this determination.  Accordingly, there can be no assurance that we will not become a PFIC.  U.S. Holders who hold common shares during a period when we are a PFIC will be subject to the foregoing rules, even if we cease to be a PFIC, subject to certain exceptions for U.S. Holders who made a QEF election.  U.S. Holders are strongly urged to consult their tax advisors about the PFIC rules, including the consequences to them of making a mark-to-market or QEF election with respect to common shares in the event that we qualify as a PFIC.

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

RESULTS OF OPERATIONS

At the end of fiscal 2008 and the first half of fiscal 2009, management restructured the entire Company and decreased its employee base by 35% and reduced its usage of outside consultants as part of its overall plan to reduce costs to better align them with the Company’s current revenues.  Therefore, fiscal 2010 expenses for consulting fees and employment related expenses such as wages, commissions, bonuses, payroll taxes and health benefits were sharply lower than fiscal 2009 expenses, particularly in comparison to the first and second quarters.

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

 Revenues

	Fiscal Years Ended May 31
	2010	2009	$ Change	% Change
Revenues:
Software	$6,011,926	$7,657,142	$(1,645,216)	-21.5%
Professional services	752,251	2,388,063	(1,635,812)	-68.5%
Rewards	6,600,265	5,957,039	643,226	10.8%
Career networks	3,160,323	5,541,826	(2,381,503)	-43.0%
Total revenues	$16,524,765	$21,544,070	$(5,019,305)	-23.3%

Percentage of total revenues:
Software	36.4%	35.5%
Professional services	4.6%	11.1%
Rewards	39.9%	27.7%
Career networks	19.1%	25.7%

Fiscal Year 2010 Compared to Fiscal Year 2009: Software revenue decreased primarily due to lower subscriptions as a result of discontinuing support on old software versions and lack of renewals from existing client base.  Professional services revenues decreased due to less consulting for existing customer upgrades or specialization work and no new customers.  We have implemented a new, more targeted approach during the third and fourth quarter of fiscal 2010 in order to attract new customers to coincide with an expected overall economic recovery and anticipated increase in IT spending.  Rewards increased significantly due to better efficiencies by the Company in shipping product and higher utilization of the rewards program by existing customers.  Career Networks revenues decreased primarily due to less employer and recruiter advertising and economic conditions that negatively affected deals in the recruiting and career transition services segment of the business along with less availability of financing for its customers.  Additionally, we spent less on marketing and advertising and as a result received less leads on which to convert to revenues.  We have implemented a more targeted approach and alternative financing terms for our career transition clients and as a result believe that the first quarter of fiscal 2011 revenues will begin to improve over fiscal 2010.

Cost of Revenues & Gross Profit

	Fiscal Years Ended May 31
	2010	2009	$ Change	% Change
Cost of revenues:
Software	$505,700	$497,073	$8,627	1.7%
Professional services	135,749	485,368	(349,619)	-72.0%
Rewards	5,185,203	4,629,585	555,618	12.0%
Career networks	126,429	312,400	(185,971)	-59.5%
	$5,953,081	$5,924,426	$28,655	0.5%
Gross profit	$10,571,684	$15,619,644	$(5,047,960)	-32.3%

Gross profit as a percentage of total revenues:
Software	91.6%	93.5%
Professional services	82.0%	79.7%
Rewards	21.4%	22.3%
Career networks	96.0%	94.4%
Total	64.0%	72.5%

Fiscal Year 2010 Compared to Fiscal Year 2009: Software costs of revenues increased due to increases in service provider fees.  Further, Software margins decreased due to this increase and lower subscription base as a result of discontinuing support on old software versions and lack of renewals from existing client base.  Professional services costs decreased due to less consulting for existing customer upgrades or specialization work as well as reductions in employee related expenses due to a reduction in headcount.  Rewards cost of revenues increased due to the higher volume of revenues while related margins decreased primarily from the lower margin items being ordered during the holiday season.  Gross profit on our rewards business is driven primarily by the mix of products redeemed by the customers and results typically range between 20%-30%.  Career Networks cost of revenues directly decreased due to the reduction in revenue levels.

Selling & Marketing Expense

	Fiscal Years Ended May 31
	2010	2009	$ Change	% Change

Selling and marketing	$1,880,091	$3,836,391	$(1,956,300)	-51.0%

Percentage of total revenues	11.4%	17.8%

Fiscal Year 2010 Compared to Fiscal Year 2009: Consulting and employment related expenses decreased by approximately $1,518,000 primarily as a result of the restructuring and reduction of headcount at the end of first half of fiscal 2009.   Further, outside professional fees decreased from approximately $67,000 to nil during this period.  The additional decrease was due primarily to less trade shows (and related travel expenses), marketing and advertising programs in fiscal 2010.  Other administrative expenses also declined due to fewer employees and the cancellation and consolidation of contracts.

General & Administrative Expense

	Fiscal Years Ended May 31
	2010	2009	$ Change	% Change

General and administrative	$7,654,941	$9,835,143	$(2,180,202)	-22.2%

Percentage of total revenues	46.3%	45.7%

Fiscal Year 2010 Compared to Fiscal Year 2009: Consulting and employment related expenses declined by approximately $155,000 as a result of the reduction of employees.  Non-cash stock compensation expense decreased by approximately $17,000 due to the reduction in headcount resulting in a lower amount of options and restricted stock awards outstanding.  Professional fees decreased by approximately $362,000 during this timeframe.  Additionally, we reduced our space occupancy costs, equipment leases and insurance costs approximately $904,000 by changing or eliminating office space in various locations.  Telephone and Software expenses declined approximately $607,000 due to fewer employees and the cancellation and consolidation of contracts.

Research & Development Expense

	Fiscal Years Ended May 31
	2010	2009	$ Change	% Change

Research and development	$1,519,396	$3,478,241	$(1,958,845)	-56.3%

Percentage of total revenues	9.2%	16.1%

Fiscal Year 2010 Compared to Fiscal Year 2009: Employment related expenses declined by approximately $764,000 as a result of the restructuring and reduction in headcount.  Costs associated with consultants and outsourcing of R&D activities decreased by approximately $685,000 during this period.  Additionally, we reduced our space occupancy costs by approximately $84,000 by changing or eliminating office space.  Other administrative expenses also declined due to fewer employees and due to the cancellation and consolidation of contracts.

Impairment of Goodwill

	Fiscal Years Ended May 31
	2010	2009	$ Change	% Change

Impairment of goodwill	$11,683,548	$-	$11,683,548	N/A

During fiscal year 2010, the Company determined that there were indicators of impairment for the goodwill associated with its Career Networks and Enterprise operating segments.  Based on this determination, the Company performed an interim impairment test.  In considering the current and expected future market conditions, the Company determined that the Career Network goodwill was impaired in accordance with ASC 350, Intangibles – Goodwill and Other, and the Company recorded non-cash, pre-tax goodwill impairment charges of $6,347,788 during the year ended May 31, 2010.  The decline in estimated fair value of the Career Networks operating segment resulted from an analysis of the current economic conditions, the Company’s performance to budget and the lower estimated future cash flows.  In considering the current and expected future market conditions, the Company determined that the Enterprise goodwill was impaired in accordance with ASC 350, Intangibles – Goodwill and Other, and the Company recorded non-cash, pre-tax goodwill impairment estimate charges of $5,335,760 during the year ended May 31, 2010.  The decline in estimated fair value of the Enterprise operating segment resulted from an analysis of the current economic conditions, the Company’s performance to budget and the lower estimated future cash flows.  The Enterprise operating segment goodwill impairment is an estimate that has not yet been finalized.  During the 1st quarter of fiscal year 2011, we had a change in management and well as a conversion of our 2009 Notes to Equity (see Note 3 for further discussion).  The Company felt that these transactions could have impacted the impairment test.  This delayed the impairment test and the Company was unable to complete the full testing requirements prior to the issuance of the financials.  Any significant adjustment to the impairment estimate will be made in the 1st quarter of fiscal year 2011.

Amortization & Depreciation Expense

	Fiscal Years Ended May 31
	2010	2009	$ Change	% Change

Amortization and depreciation	$822,903	$1,538,795	$(715,892)	-46.5%

Percentage of total revenues	5.0%	7.1%

Fiscal Year 2010 Compared to Fiscal Year 2009: Amortization expense decreased by nearly $407,000 due to certain acquired intangible assets becoming fully amortized in prior years.  Without additional business acquisitions, we are not expecting to incur any additional amortization costs during fiscal 2011.  Depreciation expense also decreased by approximately $308,000 due to many of our fixed assets becoming fully depreciated.

Interest Income & Expense, Net

	Fiscal Years Ended May 31
	2010	2009	$ Change	% Change

Interest income and expense, net	$(2,605,578)	$(1,466,697)	$(1,138,881)	77.6%

Fiscal Year 2010 Compared to Fiscal Year 2009: Interest expense on the 2008 Senior Secured Notes increased significantly due to the default interest rate increase of 5% caused by the NASDAQ delisting default in May 2009 and the additional interest rate increase of 5% in late August 2009 due to the failure to repay any of the 2008 Senior Secured Notes principal.  The 2008 Senior Secured Notes were outstanding and in default for the full first half of fiscal 2010.  There was also higher interest expense on the outstanding 2009 Senior Secured Notes in comparison to the 2008 Senior Secured Notes during the second half of fiscal 2010 due to a higher principal balance, as well as a higher applicable interest rate (i.e., 9.5% to 7.0%).  Furthermore, the Company recorded additional interest associated with the Payment-in-Kind (“PIK”) interest’s beneficial conversion feature on the new convertible notes.

Change in Fair Value of Warrants & Derivative

	Fiscal Years Ended May 31
	2010	2009	$ Change	% Change
Change in fair value of warrants
and derivative	$2,074,393	$(51,127)	$2,125,520	N/A

At May 31, 2009 we had recognized an embedded put derivative liability of $493,693 related to a contingent put reflected in the contractual rights of default of our 2008 senior secured notes.  Due to the Exchange Agreement signed in December 2009, the value of this put derivative was reduced to nil and we recognized a gain on the decrease in the fair value of $493,693 in the consolidated statement of operations in fiscal year 2010.

On June 1, 2009, the Company adopted ASC 815, which required it to begin accounting for its 2008 warrants issued in an exchange transaction on August 29, 2008 (the “2008 Warrants”) as a liability due primarily to the reset provisions of the warrant in the event of lower priced financing transactions.  Therefore, the fair value of the 2008 Warrants was reclassified from equity to a liability classification as of June 1, 2009 via a cumulative effect adjustment.  We recognized a gain of $1,580,700 associated with the change in the fair value of the 2008 Warrants in the consolidated statement of operations in fiscal year 2010.

Loss on Extinguishment of Debt

	Fiscal Years Ended May 31
	2010	2009	$ Change	% Change

Loss on extinguishment of debt	$(13,071,440)	$(401,791)	$(12,669,649)	N/A

In a senior secured note exchange on December 11, 2009 (discussed under Liquidity and Capital Resources), the fair value of the 2009 Secured Notes and embedded put derivatives were estimated to be $33,587,376 on the date of the exchange, which resulted in a loss on extinguishment of debt of $12,076,040.  Furthermore, as a result of the Company’s issuance of the $0.10 Convertible Notes, the exercise price of $2,800,000 of its 2008 Warrants that remained outstanding was adjusted to $0.10 per share from $0.25 per share and the number of common shares issuable upon exercise was proportionately increased by 4,200,000 to 7,000,000 in which $995,400 representing the fair value of this increase was included in the loss on extinguishment of debt.

Income Taxes

	Fiscal Years Ended May 31
	2010	2009	$ Change	% Change

Income tax expense	$(46,819)	$105,067	$(151,886)	-144.6%

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

LIQUIDITY AND CAPITAL RESOURCES

Working Capital: As of May 31, 2010, working capital, which represents current assets less current liabilities, was negative $4,500,000 million.  With the refinancing transactions subsequent to May 31, 2010 (discussed below), the Company nearly eliminated its outstanding debt and received the cash it needed to improve working capital to positive levels.  Due to refinancing transactions and significant reduction in operating expenses in the fourth quarter of fiscal year 2008 and throughout fiscal years 2009 and 2010, management believes that current operations will be sufficient to meet its anticipated working capital and capital expenditure requirements in the future.

Cash & Cash Equivalents: As of May 31, 2010, we have approximately $358,000 in cash and cash equivalents, which primarily consists of deposits held with banks.  Cash decreased from May 31, 2009 primarily due to funding for the rewards program.

Accounts Receivable: Days sales outstanding (“DSO”) is based upon a rolling 12 month calculation performed quarterly.  It is calculated as total accounts receivable (less Allen & Associates accounts receivable) divided by average day’s sales, which is calculated as revenues (less Allen & Associated revenues) divided by the total number of days in period.  The DSO ratio decreased to 24.7 days at May 31, 2010 from 59.3 days at May 31, 2009.  The cause for the improvement in DSO is primarily due to an increased focus on cash collections.

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

Cash Flows: The following is a summary of cash flow activities for the twelve months ended May 31, 2010 and 2009:

	Fiscal Years Ended May 31
	2010	2009	$ Change	% Change

Cash used in operating activities	$(624,514)	$(1,713,972)	$1,089,458	-63.6%
Cash provided by / (used in) investing activities	(106,762)	434,445	(541,207)	-124.6%
Cash used in financing activities	(441,934)	(499,816)	57,882	-11.6%

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

Cash Flows From Investing Activities: The changes in these cash flows relate to the acquisition of certain IT equipment associated with providing the Company’s software hosting services.

Cash Flows From Financing Activities: The decrease in these cash flows primarily relates to a decrease in payments for capital lease obligations outstanding during each period that was partially offset by the financing costs incurred in the note exchange and restructuring of the senior secured notes in December 2009.

EBITDA: To supplement our consolidated statements of operations and cash flows, we use non-GAAP measures of EBITDA.  Management believes that EBITDA, as a complement to US GAAP amounts, allows one to meaningfully trend and analyze the performance of the Company’s core cash operations.  The presentation of this non-GAAP measure is not meant to be considered in isolation or as an alternative to net income as an indicator of our performance, or as an alternative to cash flows from operating activities as a measure of liquidity.  EBITDA is calculated as follows:

	Fiscal Years Ended
	May 31
	2010	2009

Net income / (loss), as reported under US GAAP	$(26,583,731)	$(4,856,356)

Effects of certain transactions:
Interest income and expense, net	2,605,578	1,466,697
Income tax benefit / (expense)	46,819	(105,067)
Amortization and depreciation	822,903	1,538,795
Stock-based compensation	161,680	179,194
Loss on extinguishment of debt	13,071,440	401,791
Impairment of goodwill	11,683,548	-
Change in fair value of warrants and derivative	(2,074,393)	51,127
Other income and expense, net	(54,908)	(27,118)

EBITDA, as adjusted	$(321,064)	$(1,350,937)

EBITDA is a non-GAAP financial measure within the meaning of Regulation G promulgated by the Securities and Exchange Commission.  EBITDA is commonly defined as earnings before interest, taxes, depreciation and amortization.   We believe that EBITDA provides useful information to investors as it excludes transactions not related to the core cash operating business activities including non-cash transactions.  We believe that excluding these transactions allows investors to meaningfully trend and analyze the performance of our core cash operations.  All companies do not calculate EBITDA in the same manner, and EBITDA as presented by Workstream may not be comparable to EBITDA presented by other companies.  Workstream defines EBITDA as earnings or loss from continuing operations before interest, taxes, depreciation and amortization, other income and expense, including effects of foreign currency gains or losses, non-cash stock related compensation, and non-recurring goodwill impairment, if applicable.

Off-Balance Sheet Arrangements: We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

Refinancing of Senior Secured Notes Payable

On December 11, 2009, the Company entered into a separate Exchange Agreement (collectively, the “2009 Exchange Agreements”) with each of the Holders of its senior secured promissory notes pursuant to which, among other things, each Holder exchanged their existing 2008 Notes for: (i) a replacement senior secured non-convertible note (a “Non-Convertible Note”); (ii) a senior secured convertible note that is convertible into the Company's common shares at a conversion price of $0.25 (a “$0.25 Convertible Note”); and, (iii) a senior secured convertible note that is convertible into the Company's common shares at a conversion price of $0.10 (a “$0.10 Convertible Note,” and together with the Non-Convertible Notes and the $0.25 Convertible Notes, collectively, the “2009 Secured Notes”).  Pursuant to the terms of the separate 2009 Exchange Agreements, the Company issued Non-Convertible Notes in an aggregate principal amount of $9,500,000, $0.25 Convertible Notes in an aggregate principal amount of $6,650,000, and $0.10 Convertible Notes in an aggregate principal amount of $5,361,337.  The aggregate principal amount of all of the 2009 Secured Notes issued pursuant to the 2009 Exchange Agreements was $21,613,516, which was the aggregate amount of principal and accrued interest outstanding under the 2008 Notes on December 11, 2009.

Each 2009 Secured Note continued to be secured by a lien on all of the assets of the Company and its subsidiaries pursuant to the terms of the existing Security Agreement with the Holders, as amended in connection with the exchange transaction.   Interest on the 2009 Secured Notes accrued at an annual rate of 9.5%. Interest on the $0.25 Convertible Notes and the $0.10 Convertible Notes compounded on a quarterly basis and is payable, together with principal, on July 31, 2012 (the “Original Maturity Date”).  Interest on the Non-Convertible Notes compounded on a quarterly basis and was to be payable on the Original Maturity Date, while part of the principal is payable on a quarterly basis pursuant to an agreed upon schedule.

Upon the occurrence of an event of default, as defined in the 2009 Secured Notes, a Holder could require the Company to redeem all or a portion of such Holder’s 2009 Notes.  Upon a disposition of assets or liquidity event (each as defined in the 2009 Secured Notes), the Company was required to use 100% of the net proceeds to redeem the 2009 Secured Notes.  Each 2009 Secured Note also contained certain financial and other customary covenants with which the Company was required to comply.  Each subsidiary of the Company previously agreed to guarantee the obligations of the Company under the prior secured notes and reaffirmed such guarantee with respect to the 2009 Secured Notes by delivering to the Holders a Reaffirmation of Guaranty.  The Company and each of the Holders also entered into a Second Amended and Restated Registration Rights Agreement principally in order to include the common shares of the Company into which the $0.25 Convertible Notes and the $0.10 Convertible Notes were convertible as registrable securities.

Each of the 2008 Warrants issued in connection with a 2008 Exchange Transaction contained anti-dilution protection provisions.  As a result of the Company’s issuance of the $0.10 Convertible Notes, the exercise price of the 2008 Warrants that remain outstanding was adjusted to $0.10 per share from $0.25 per share and the number of common shares issuable upon exercise was proportionally increased by 4,200,000 to 7,000,000.

On August 13, 2010, the Company entered into separate 2010 Exchange and Share Purchase Agreements and a 2010 Exchange Agreement (collectively, the “2010 Exchange Agreements”) with each of the Holders pursuant to which, among other things, the Holders exchanged their existing 2009 Secured Notes (the aggregate principal amount of all the Notes, together with accrued but unpaid interest and penalties, was $22,356,665) for a total of 682,852,374 of the Company’s common shares.  The 2008 Warrants were not affected by the transactions effected by the 2010 Exchange Agreements.

Pursuant to the terms of the 2010 Exchange Agreements with certain of the Holders, the Company also consummated a private placement pursuant to which it raised $750,000 through the sale of an aggregate 37,936,243 common shares in the Company to certain of the Holders.  Simultaneous with the consummation of the transactions contemplated by the 2010 Exchange Agreements, pursuant to the terms of a Stock Purchase Agreement (the “Stock Purchase Agreement”) between the Company, and affiliates, John Long, David Kennedy and Ezra Schneier (together, the “New Management Team”), the Company completed a private placement pursuant to which it raised an additional $500,000 through the sale of an aggregate 25,290,828 common shares in the Company to the New Management Team (such common shares, together with the common shares purchased under the Exchange Agreements by the Holders, the “Purchased Shares”).  The Company is using the proceeds from the private placements for working capital and general corporate purposes.

The Company and each of the Holders also entered into a Third Amended and Restated Registration Rights Agreement pursuant to which the Company agreed to register for resale under the Securities Act of 1933, upon the request of a majority of the holders of Registrable Securities thereunder, the common shares received in the exchange, the Purchased Shares and the common shares issuable upon exercise of certain warrants.  If the Company fails to comply with the filing and effectiveness deadlines set forth in the Registration Rights Agreement, the Company must pay to the Holder an amount in cash equal to 0.5% of the sum of the aggregate principal amount of the 2009 Secured Notes and the purchase price paid for the Purchased Shares purchased by such Holder under the relevant Exchange Agreement on the date of such failure and each 30 day anniversary thereafter, in an amount not to exceed $1,000,000 in the aggregate.

Simultaneous with the consummation of the transactions contemplated by the 2010 Exchange Agreements, the Company received an additional $750,000 from one Holder (the “Lending Investor”) in exchange for a senior secured note (the “2010 Note”).  The 2010 Note is secured by a lien on all of the assets of the Company and its subsidiaries pursuant to the terms of a Security Agreement among the Company, its subsidiaries and the Lending Investor (the “Security Agreement”).  Interest on the 2010 Note accrues at an annual rate of 12%.  From and after the occurrence and during the continuance of any event of default under the 2010 Note, the interest rate then in effect will be automatically increased to 15% per year.  Interest is payable upon the maturity date of October 13, 2012.  Upon the occurrence of an event of default, as defined in the 2010 Note, the Lending Investor may require the Company to redeem all or a portion of the 2010 Note.  Upon a Disposition (as defined in the 2010 Note), the Company has agreed to use the Net Proceeds from such Disposition to redeem the 2010 Note.  The 2010 Note contains customary covenants with which the Company must comply.  Each subsidiary of the Company delivered a Guaranty pursuant to which it agreed to guarantee the obligations of the Company under the 2010 Note (the “Guaranty”).

The conversion of the 2009 Notes to equity eliminates the need for quarterly principal payments and the final payment of principal on the 2009 Notes and accrued interest in 2012.  This allows for the usage of this cash for operations.

CRITICAL ACCOUNTING POLICIES

We believe that the following critical accounting policies affect our more significant estimates and judgments used in preparation of our consolidated financial statements.  Management makes estimates and assumptions that affect the value of assets and the reported revenues. Changes in assumptions used would impact our financial position and results.  Our significant estimates include the allowance for trade receivables, valuation of goodwill, valuation of derivative financial instruments, valuation of deferred taxes, valuation of stock-based compensation and loss contingencies.  Although we believe that these estimates are reasonable, actual results could differ from those estimates given a change in conditions or assumptions that have been consistently applied.

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

Subscription revenues and hosting fees consist of fees from customers accessing our on-demand application service.  The Company follows the provisions of SEC Staff Accounting Bulletin No. 104, Revenue Recognition and ASC605-25, Revenue Recognition with Multiple Deliverables Arrangements.  For revenue arrangements with multiple deliverables, the Company allocates the total customer arrangement to the separate units of accounting based on their relative fair values, as determined by the price of the undelivered items when sold separately.  Professional services included in an application services arrangement with multiple deliverables are accounted for separately when these services have value to the customer on a standalone basis, and there is objective and reliable evidence of fair value of each undeliverable item of the arrangement. When accounted for separately, revenues are recognized as the services are rendered.

License revenues consist of fees earned from the granting of both perpetual and term licenses to use the software products.  The Company recognizes revenue from the sale of software licenses in accordance with ASC985-605, Software Revenue Recognition, when all of the following conditions are met: a signed contract exists; the software has been shipped or electronically delivered; the license fee is fixed or determinable; and the Company believes that the collection of the fees is reasonably assured.  License revenue is recorded upon delivery with an appropriate deferral for maintenance services, if applicable, provided all of the other relevant conditions have been met. The total fee from the arrangement is allocated based on Vendor Specific Objective Evidence ("VSOE") of fair value of each of the undelivered elements. Maintenance agreements are typically priced based on a percentage of the product license fee and are either multi-year or have a one-year term, renewable annually. VSOE of fair value for maintenance is established based on the stated renewal rates. Services provided to customers under maintenance agreements include technical product support and unspecified product upgrades. VSOE of fair value for the professional service element is based on the standard hourly rates the Company charges for services when such services are sold separately.

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

Professional services revenue is generated from implementation of software applications and from customer training, customization and general consulting.  In addition, revenue is generated from technical support not included in the software maintenance.  The majority of professional services revenue is billed based on an hourly rate and recognized on a monthly basis as services are provided.  For certain contracts which involve significant implementation or other services which are essential to the functionality of the software and which are reasonably estimable, the license and implementation services revenue is recognized using contract accounting, as prescribed by ASC605-35, Revenue Recognition of Construction-Type and Certain Production-Type Contracts.  Revenue is recognized over the period of each implementation using the percentage-of-completion method.  Labor hours incurred is used as the measure of progress towards completion, and management believes its estimates to completion are reasonably dependable. A provision for estimated losses on engagements is made in the period in which the losses become probable and can be reasonably estimated.

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

Allowance for Doubtful Accounts

We perform ongoing credit evaluations of our accounts receivable balances.  Based on historical experience, we evaluate the accounts for potential uncollectible amounts based on a specific identification methodology and record a general reserve for all remaining balances.  Based on the age of the receivable, cash collection history and past dilution in the receivables, we make an estimate of our anticipated bad debt.  Based on this analysis, we reserved $442,195 and $928,430 for doubtful accounts at May 31, 2010 and 2009, respectively.  We believe that this estimate is reasonable, but there can be no assurance that our estimate will not change given a change in economic conditions or business conditions within our industry, our individual customer base or our Company.  Any adjustments to this account are reflected in the accompanying statements of operations and comprehensive loss as a general and administrative expense.

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

During fiscal year 2010, the Company determined that there were indicators of impairment for the goodwill associated with its Career Networks and Enterprise operating segments.  Based on this determination, the Company performed an interim impairment test.  In considering the current and expected future market conditions, the Company determined that the Career Network goodwill was impaired in accordance with ASC 350, Intangibles – Goodwill and Other, and the Company recorded non-cash, pre-tax goodwill impairment charges of $6,347,788 during the year ended May 31, 2010.  The decline in estimated fair value of the Career Networks operating segment resulted from an analysis of the current economic conditions, the Company’s performance to budget and the lower estimated future cash flows.  In considering the current and expected future market conditions, the Company determined that the Enterprise goodwill was impaired in accordance with ASC 350, Intangibles – Goodwill and Other, and the Company recorded non-cash, pre-tax goodwill impairment estimate charges of $5,335,760 during the year ended May 31, 2010.  The decline in estimated fair value of the Enterprise operating segment resulted from an analysis of the current economic conditions, the Company’s performance to budget and the lower estimated future cash flows.  The Enterprise operating segment goodwill impairment is an estimate that has not yet been finalized.  During the 1st quarter of fiscal year 2011, we had a change in management and well as a conversion of our 2009 Notes to Equity (see Note 3 for further discussion).  The Company felt that these transactions could have impacted the impairment test.  This delayed the impairment test and the Company was unable to complete the full testing requirements prior to the issuance of the financials.  Any significant adjustment to the impairment estimate will be made in the 1st quarter of fiscal year 2011. The Company’s impairment test is based on a discounted cash flow method.  The discounted cash flows analysis is an income method to valuation wherein the total fair value of the business entity is calculated by discounting projected future cash flows back to the date of valuation.

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

Derivative Financial Instruments

The Company’s Senior Secured Notes contain certain put derivatives reflected in their contractual rights.  Under certain conversion provisions, if the Company fails to provide timely delivery of shares associated with a conversion of the Notes, the Company will be liable for an amount equal to 2% of the conversion amount and the Holder will have the ability to decide to receive the conversion amounts in cash or in shares.  Under certain of the default provisions, the Holder has the right to put the Notes back to the Company in the event of certain equity-indexed defaults, such as non-delivery of common shares issuable upon exercise of certain warrants.  Additionally, the Company’s 2008 Senior Secured Notes issued on August 29, 2008 contained a contingent put reflected in the contractual rights of default.  Under these provisions, the Holder had the right to put the 2008 Notes back to the Company for 110% of face value in the event of certain equity-indexed defaults, such as listing failure and non-delivery of common shares usable upon exercise of certain warrants.  This embedded put derivative was recorded at fair value, marked-to-market at each reporting period and classified in the Company’s balance sheet as a separate line item.  When the 2008 Notes were renegotiated into the 2009 Notes, the embedded put derivative of the 2008 Notes was deemed to have no value.  Under ASC 815, Derivatives and Hedging, the risks of equity associated with the conversion provision and certain default provisions are inconsistent with the risks of the debt host and, therefore, embedded derivatives such as these require bifurcation and separate classification at fair value.  The embedded put derivatives are accounted for as a single, compound derivative in accordance with ASC 815-15-25.  The embedded derivatives related to the Senior Secured Notes were not deemed to have any value at May 31, 2010.  Along with these embedded put derivatives, certain Company issued warrants are recorded at fair value, marked-to-market at each reporting period and classified in the Company’s consolidated balance sheet as a separate line item.

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

	Fiscal Years Ended
	May 31, 2010	May 31, 2009

Expected volatility	168% - 176%	161%
Expected dividend yield	0%	0%
Expected term (in years)	3.5	3.5
Risk-free interest rate	2.2% -2.7%	3.30%
Forfeiture rate	30%	0%

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

We have audited the accompanying consolidated balance sheets of Workstream Inc. and Subsidiaries as of May 31, 2010 and 2009, and the related consolidated statements of operations and comprehensive loss, stockholders’ deficit, and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Workstream Inc. and Subsidiaries as of May 31, 2010 and 2009, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ Cross, Fernandez & Riley, LLP

Orlando, Florida
September 13, 2010

WORKSTREAM INC.
CONSOLIDATED BALANCE SHEETS

	Notes	May 31, 2010	May 31, 2009
ASSETS:
Current assets:
Cash and cash equivalents		$358,529	$1,643,768
Accounts receivable, net of allowances of $442,195 and $928,430 at	2
May 31, 2010 and May 31, 2009, respectively		1,606,623	2,746,360
Prepaid expenses and other assets		161,692	146,609
Total current assets		2,126,844	4,536,737

Equipment, net	4	295,798	757,050
Other assets		163,817	30,990
Acquired intangible assets, net	5	-	21,500
Goodwill	5	6,045,900	17,729,448

TOTAL ASSETS		$8,632,359	$23,075,725

LIABILITIES AND SHAREHOLDERS’ DEFICIT:
Current liabilities:
Accounts payable		$1,232,019	$1,856,892
Accrued liabilities	6	3,211,124	2,924,145
Accrued compensation		516,209	526,935
Current portion of senior secured notes payable and accrued interest	1, 3	-	20,158,044
Embedded put derivative	3	-	493,693
Current portion of long-term obligations	7	200,469	199,516
Deferred revenue		1,456,005	2,591,328
Total current liabilities		6,615,826	28,750,553

Senior secured notes payable and accrued interest	3	21,718,093	-
Long-term obligations, less current portion	7	138,858	124,594
Deferred revenue – long-term		7,667	-
Common stock warrant liability	3	268,600	-
Total liabilities		28,749,044	28,875,147

Commitments and Contingencies	8

SHAREHOLDERS’ DEFICIT:	9
Preferred shares, no par value		-	-
Common shares, no par value issued and outstanding 65,666,341 and 56,993,312 shares as of May 31, 2010 and 2009		114,498,157	113,668,376
Additional paid-in capital		30,313,814	18,269,589
Accumulated deficit	1	(163,997,644)	(136,876,313)
Accumulated other comprehensive loss		(931,012)	(861,074)
Total shareholders’ deficit		(20,116,685)	(5,799,422)

TOTAL LIABILITIES AND SHAREHOLDERS’ DEFICIT		$8,632,359	$23,075,725

See accompanying notes to these consolidated financial statements.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

		Fiscal Years Ended
	Notes	May 31, 2010	May 31, 2009
Revenues:
Software		$6,011,926	$7,657,142
Professional services		752,251	2,388,063
Rewards		6,600,265	5,957,039
Career networks		3,160,323	5,541,826
Revenues, net		16,524,765	21,544,070

Cost of revenues:
Rewards		5,198,618	4,629,585
Other		754,463	1,294,841
Cost of revenues (exclusive of amortization		5,953,081	5,924,426
and depreciation expense noted below)

Gross profit		10,571,684	15,619,644

Operating expenses:
Selling and marketing		1,880,091	3,836,391
General and administrative		7,654,941	9,835,143
Research and development		1,519,396	3,478,241
Amortization and depreciation		822,903	1,538,795
Impairment of goodwill	5	11,683,548	-
Total operating expenses		23,560,879	18,688,570

Operating loss		(12,989,195)	(3,068,926)

Other income / (expense):
Interest income and expense, net		(2,605,578)	(1,466,697)
Loss on extinguishment of debt	3, 7	(13,071,440)	(401,791)
Change in fair value of warrants and derivative	3	2,074,393	(51,127)
Other income and expense, net		54,908	27,118
Other expense, net		(13,547,717)	(1,892,497)

Loss before income tax benefit / (expense)		(26,536,912)	(4,961,423)

Income tax benefit / (expense)		(46,819)	105,067

NET LOSS		$(26,583,731)	$(4,856,356)

Loss per share - basic and diluted	12	$(0.45)	$(0.09)

Weighted average number of common shares
outstanding:
Basic		58,758,625	55,007,730
Diluted		58,758,625	55,007,730

Net loss		$(26,583,731)	$(4,856,356)
Comprehensive loss:
Foreign curency translation adjustment		(69,938)	(61,884)

COMPREHENSIVE LOSS		$(26,653,669)	$(4,918,240)

See accompanying notes to these consolidated financial statements.

WORKSTREAM INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-In	Comprehensive	Accumulated	Stockholders'	Comprehensive
	Shares	Amount	Capital	Loss	Deficit	Deficit	Loss
Balance at May 31, 2008	52,442,818	$112,588,378	$18,261,543	$(799,190)	$(132,019,957)	$(1,969,226)

Exercise of warrants	364,316	-	-	-	-	-
Issuance of common shares	3,636,363	600,000	-	-	-	600,000
Rounding shares	(7)	-	-	-	-	-
Restricted stock unit grants and expense	549,822	479,998	(384,318)	-	-	95,680
Stock option expense	-	-	137,764	-	-	137,764
Issuance of warrants	-	-	254,600	-	-	254,600
Net loss	-	-	-	-	(4,856,356)	(4,856,356)	(4,856,356)
Cumulative translation adjustment	-	-	-	(61,884)	-	(61,884)	(61,884)
Comprehensive loss							$(4,918,240)
Balance at May 31, 2009	56,993,312	$113,668,376	$18,269,589	$(861,074)	$(136,876,313)	$(5,799,422)

Exercise of warrants	957,687	-	22,500	-	-	22,500
Issuance of common shares	7,614,232	814,781		-	-	814,781
Restricted stock unit grants and expense	101,110	15,000	64,504	-	-	79,504
Beneficial conversion feature associated with PIK interest	-	-	137,804	-	-	137,804
Premium on senior secured notes	-	-	12,076,040	-	-	12,076,040
Stock option expense	-	-	82,176	-	-	82,176
Cummulative effect of change in accounting principle for warrant classification	-	-	(338,800)	-	(537,600)	(876,400)
Net loss	-	-	-	-	(26,583,731)	(26,583,731)	(26,583,731)
Cumulative translation adjustment	-	-	-	(69,938)	-	(69,938)	(69,938)
Comprehensive loss							$(26,653,669)
Balance at May 31, 2010	65,666,341	$114,498,157	$30,313,814	$(931,012)	$(163,997,644)	$(20,116,685)

See accompanying notes to these consolidated financial statements.

WORKSTREAM INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Fiscal Years Ended
	May 31, 2010	May 31, 2009
Cash flows used in operating activities:
Net loss	$(26,583,731)	$(4,856,356)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization and depreciation	822,903	1,538,795
Leasehold inducement amortization	5,935	(26,891)
Allowance for doubtful accounts, net	553,443	653,826
Impairment of goodwill	11,683,548	-
Stock-based compensation	161,680	179,194
Loss on disposal of fixed assets	-	100,421
Loss on extingishment of debt	13,071,440	895,871
Beneficial conversion fearture associated with PIK interest	137,804	-
Change in fair value of warrants and derivative	(2,074,393)	(442,953)
Net change in components of working capital:
Accounts receivable	586,294	371,412
Prepaid expenses and other assets	(15,083)	402,991
Accounts payable	(536,924)	(1,318,958)
Accrued liabilities	2,700,952	1,952,096
Accrued compensation	(10,726)	(649,839)
Deferred revenue	(1,127,656)	(513,581)
Net cash used in operating activities	(624,514)	(1,713,972)

Cash flows provided by / (used in) investing activities:
Purchase of equipment	(106,762)	(25,903)
Proceeds from sale of equipment	-	950
Decrease in restricted cash	-	391,415
Proceeds from sale of short-term investments	-	67,983
Net cash provided by / (used in) investing activities	(106,762)	434,445

Cash flows used in financing activities:
Payment of costs associated with re-financing of senior secured notes	(132,827)	-
Repayment of non-convertible senior note	(43,750)	-
Repayment of long-term obligations	(265,357)	(499,816)
Net cash used in financing activities	(441,934)	(499,816)

Effect of exchange rate changes on cash and cash equivalents	(112,029)	(12,226)

Net decrease in cash and cash equivalents	(1,285,239)	(1,791,569)
Cash and cash equivalents - beginning of period	1,643,768	3,435,337

Cash and cash equivalents - end of period	$358,529	$1,643,768

Supplemental schedule of non-cash investing and financing activities:
Equipment acquired under capital leases	$191,298	$99,533
Cumulative effect of change in accounting principle for warrant classification	$876,400	$-
Exchange of warrant liability for senior secured notes payable	$-	$19,000,000
Non-cash issuance of common stock in connection with the settlement of class action lawsuits	$-	$600,000
Exercise of Warrants	$22,500	$-
Non-cash issuance of common stock in connection with conversion of senior secured notes and accrued interest	$814,781	$-
Exchange of senior secured notes	$33,587,377	$-
Fees paid by restricted stock unit issuance	$-	$54,250

See accompanying notes to these consolidated financial statements.

WORKSTREAM INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE  1.   THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Management’s Assessment of Liquidity

The Company has incurred substantial losses in recent periods and, as a result, has a shareholders’ deficit of $20,116,685 as of May 31, 2010.  Losses for the twelve months ended May 31, 2010 were $26,583,731 and losses for the years ended May 31, 2009 and 2008 were $4,856,356 and $52,616,875, respectively.  Due to significant reductions in operating expenses in the fourth quarter of fiscal 2008 and throughout fiscal 2009 and 2010 together with the $1.25 million received by the Company in connection with its private placement of common shares on August 13, 2010 and $750,000 received by the Company in connection with the issuance of a senior secured note by the Company on August 13, 2010, management believes that current operations will be sufficient to meet its anticipated working capital and capital expenditure requirements.  The current operating loss is the result of current economic conditions and is a reflection of the overall health of the economy as a whole.  Based on an analysis of our current contracts, forecasted new business, our current backlog and current expense level along with the conversion and exchange of our senior secured notes and accrued interest to common stock and additional financing received in the first quarter of fiscal 2011, management believes the Company will meet its cash flow needs for fiscal 2011.  The additional financing received by the Company in the first quarter of fiscal 2011 resulted in additional cash used for operating activities.  The Company continues to actively pursue financing from multiple sources including but not limited to, additional sales of common stock for cash, bank financing, and business acquisitions.  If these measures fall short, management will consider additional cost savings measures, including cutting back product development initiatives, further reducing operating expenditures as well as seeking additional financing, if deemed necessary.  We recognize that there are no assurances that the Company will be successful in meeting its cash flow requirements, however, management is confident that, if necessary, there are other alternatives available to fund operations and meet cash requirements during fiscal 2011.

On August 13, 2010, the Company entered into separate 2010 Exchange and Share Purchase Agreements and a 2010 Exchange Agreement (collectively, the “Exchange Agreements”) with each of the holders of its senior secured promissory notes (collectively, the “Investors”) pursuant to which, among other things, the Investors exchanged their existing senior secured non-convertible notes and senior secured convertible notes (collectively, the “Notes”) (the aggregate principal amount of all the Notes, together with accrued but unpaid interest and penalties, was $22,356,665) for a total of 682,852,374 of the Company’s common shares (the “Exchange Shares”).  The issuance of the Exchange Shares was deemed to be exempt from registration pursuant to Section 3(a)(9) of the Securities Act of 1933.

Pursuant to the terms of the Exchange Agreements with certain of the Investors, the Company consummated a private placement pursuant to which it raised $750,000 through the sale of an aggregate 37,936,243 common shares in the Company to certain of the Investors.  Simultaneous with the consummation of the transactions contemplated by the Exchange Agreements, pursuant to the terms of a Stock Purchase Agreement (the “Stock Purchase Agreement”) between the Company, an affiliate of John Long and David Kennedy and Ezra Schneier (together, the “New Management Team”), the Company completed a private placement pursuant to which it raised an additional $500,000 through the sale of an aggregate 25,290,828 common shares in the Company to the New Management Team (such common shares, together with the common shares purchased under the Exchange Agreements by the Investors, the “Purchased Shares”).  The issuance of the Purchased Shares was deemed to be exempt from registration pursuant to Section 4(2) of the Securities Act of 1933.  The Company will use the proceeds from the private placements for working capital and general corporate purposes.

Simultaneous with the consummation of the transactions contemplated by the Exchange Agreements, the Company received an additional $750,000 from one of the Investors (the “Lending Investor”) in exchange for a senior secured note (the “New Note”).  The New Note is secured by a lien on all of the assets of the Company and its subsidiaries pursuant to the terms of a Security Agreement among the Company, its subsidiaries and the Lending Investor (the “Security Agreement”).  Interest on the New Note accrues at an annual rate of 12%.  From and after the occurrence and during the continuance of any event of default under the New Note, the interest rate then in effect will be automatically increased to 15% per year.  Interest is payable at maturity of the New Note, which is October 13, 2012.  Upon the occurrence of an event of default, as defined in the New Note, the Lending Investor may require the Company to redeem all or a portion of the New Note.  Upon a Disposition (as defined in the New Note), the Company has agreed to use the Net Proceeds from such Disposition to redeem the New Note.  The New Note contains customary covenants with which the Company must comply.  Each subsidiary of the Company delivered a Guaranty pursuant to which it agreed to guarantee the obligations of the Company under the New Note (the “Guaranty”).

The new board of directors has agreed to accept common shares in lieu of cash for the board fees.  Additionally, for each quarter following the first quarter board fees will be paid in common shares instead of cash unless the Company successfully raises $500,000 in new capital.

The Company continues to look for ways to reduce expenses.  The new management team is analyzing all expenditures for potential reduction in the coming months.

We believe that these recent transactions provide suitable liquidity to fund ongoing operations. Separately, the Company intends to continue to raise capital from time to time as it pursues its business plan.

Potential uses of such capital include but are not limited to continued investments in its core technology, enhancing its sales infrastructure and acquiring companies that provide complimentary products and services to the company’s core suite of products.

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

As of June 3, 2009, the Company’s common shares are dually quoted on the Over-the-Counter Bulletin Board (OTCBB), an electronic quotation service maintained by the Financial Industry Regulatory Authority (FINRA), and the Pink Sheets electronic over-the-counter securities market.  The common shares continue to trade under the symbol “WSTM-OB.”

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

Warrant Liability

On June 1, 2009, the Company adopted the guidance on determining whether an instrument (or embedded feature) is indexed to an entity’s own stock (primarily codified in ASC 815, Derivatives and Hedging).  This guidance requires a new 2-step test for determination of whether an equity-linked financial instrument (or embedded feature) is indexed to its own stock. Step 1 is to evaluate the instrument's contingent exercise provisions, if any, and step 2 is to evaluate the instrument's settlement provisions.  The Company evaluated its existing current instruments previously classified as equity immediately prior to such adoption and determined that the warrants issued in conjunction with its Senior Secured Notes Payable are not indexed to the Company’s own stock under the accounting requirements due primarily to the reset provisions of the warrant in the event of lower priced financing transactions.  Therefore, they were reclassified out of equity to a liability classification as of June 1, 2009 via a cumulative effect adjustment, as required.  Subsequent changes to the fair value of the liability after June 1, 2009 are included in the consolidated statements of operations.  The table below details the effect of the adoption on the Company’s financial statements as of June 1, 2009:

	May 31, 2009	Effect of Adoption		June 1, 2009

Common stock warrant liability	-	876,400	(1)	876,400
Additional paid-in capital	18,269,589	(338,800)	(2)	17,930,789
Accumulated deficit	(136,876,313)	(537,600)	(3)	(137,413,913)

(1)	Fair value of warrants on May 31, 2009.
(2)	Fair value of warrants upon issuance on August 29, 2008.
(3)	Cumulative change in fair value of warrants from August 29, 2008 through May 31, 2009.

The fair value of the warrants was valued using a lattice-based valuation model with the following key inputs:

	May 31, 2010	May 31, 2009	August 29, 2008

Stock price	$0.08	$0.37	$0.20
Exercise price	$0.10	$0.25	$0.25
Expected volatility	77% - 152%	94%-194%	74%-117%
Expected dividend yield	0%	0%	0%
Expected term (in years)	2.2	3.2	3.9
Risk-free interest rate	0.16% - 0.76%	0.14%-1.42%	1.97%-2.60%

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

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of May 31, 2010.  The Company uses the market approach to measure fair value for its Level 1 financial assets which includes cash equivalents.  The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities.  There were no cash equivalents as of May 31, 2010.  The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values due to the short-term nature of these instruments.  These instruments include cash, accounts receivable, accounts payable, and accrued liabilities.

The Company’s Senior Secured Notes were initially valued using multiple, probability-weighted cash flow outcomes at credit-risk adjusted market rates (“Forward Value”).  The Senior Secured Notes with options to convert principal balances into common equity derive their value from a combination of the Forward Value and the fair value of the embedded conversion feature (“ECF”).  For purposes of the ECF, management concluded that the Monte Carlo Simulations Method (“MCS”) was the appropriate technique to embody all assumptions market participants would likely consider in estimating the ECF value.  The fair value of the Senior Secured Notes on May 31, 2010 approximates the Exchange value performed on December 11, 2009.

The embedded put derivative on the Company’s 2008 Senior Secured Notes was valued in accordance with ASC 820 using multiple, probability-weighted cash flow outcomes (Level 3 inputs) at credit-risk adjusted market rates (Level 2 inputs).  The Company’s warrants related to the 2008 Notes were valued using a lattice-based valuation model with the inputs detailed previously under Warrant Liability.

The following table details the change in the fair value of our financial instruments using significant unobservable inputs (Level 3) during the twelve months ended May 31, 2010:

	Embedded	Warrant
	Put Derivative	Liability		Total

Fair value as of May 31, 2009	$493,693	$876,400	(1)	$1,370,093
Exercise of warrants	$-	$(22,500)		$(22,500)
Effect of warrant repricing	$-	$995,400		$995,400
Change in fair value of warrants and derivative	(493,693)	(1,580,700)		(2,074,393)
Fair value as of May 31, 2010	$-	$268,600		$268,600

(1)	Fair value of warrants as of May 31, 2009 recorded as a liability in the Company’s financial statements upon initial adoption of ASC 815-40 on June 1, 2009.

Impairment of goodwill was measured on a nonrecurring basis using the income approach, which utilizes Level 3 inputs in the fair value hierarchy.

Further, the Company began applying fair value measurements for all non-financial assets and non-financial liabilities on June 1, 2009.  This application did not have a significant impact on the Company’s results of operations, financial position or cash flows for the twelve months ended May 31, 2010.

Derivative Financial Instruments

The Company’s Senior Secured Notes contain certain put derivatives reflected in their contractual rights.  Under certain conversion provisions, if the Company fails to provide timely delivery of shares associated with a conversion of the Notes, the Company will be liable for an amount equal to 2% of the conversion amount and the Holder will have the ability to decide to receive the conversion amounts in cash or in shares.  Under certain of the default provisions, the Holder has the right to put the Notes back to the Company in the event of certain equity-indexed defaults, such as non-delivery of common shares issuable upon exercise of certain warrants.  Additionally, the Company’s 2008 Senior Secured Notes issued on August 29, 2008 contained a contingent put reflected in the contractual rights of default.  Under these provisions, the Holder had the right to put the 2008 Notes back to the Company for 110% of face value in the event of certain equity-indexed defaults, such as listing failure and non-delivery of common shares usable upon exercise of certain warrants.  This embedded put derivative was recorded at fair value, marked-to-market at each reporting period and classified in the Company’s balance sheet as a separate line item.  When the 2008 Notes were renegotiated into the 2009 Notes, the embedded put derivative of the 2008 Notes was deemed to have no value.  Under ASC 815, Derivatives and Hedging, the risks of equity associated with the conversion provision and certain default provisions are inconsistent with the risks of the debt host and, therefore, embedded derivatives such as these require bifurcation and separate classification at fair value.  The embedded put derivatives are accounted for as a single, compound derivative in accordance with ASC 815-15-25.  The embedded derivatives related to the Senior Secured Notes were not deemed to have any value at May 31, 2010.  Along with these embedded put derivatives, certain Company issued warrants are recorded at fair value, marked-to-market at each reporting period and classified in the Company’s consolidated balance sheet as a separate line item.

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

Subscription revenues and hosting fees consist of fees from customers accessing our on-demand application service.  The Company follows the provisions of SEC Staff Accounting Bulletin No. 104, Revenue Recognition and ASC605-25, Revenue Recognition with Multiple Deliverables Arrangements.  For revenue arrangements with multiple deliverables, the Company allocates the total customer arrangement to the separate units of accounting based on their relative fair values, as determined by the price of the undelivered items when sold separately.  Professional services included in an application services arrangement with multiple deliverables are accounted for separately when these services have value to the customer on a standalone basis, and there is objective and reliable evidence of fair value of each undeliverable item of the arrangement. When accounted for separately, revenues are recognized as the services are rendered.

License revenues consist of fees earned from the granting of both perpetual and term licenses to use the software products.  The Company recognizes revenue from the sale of software licenses in accordance with ASC985-605, Software Revenue Recognition. when all of the following conditions are met: a signed contract exists; the software has been shipped or electronically delivered; the license fee is fixed or determinable; and the Company believes that the collection of the fees is reasonably assured.  License revenue is recorded upon delivery with an appropriate deferral for maintenance services, if applicable, provided all of the other relevant conditions have been met. The total fee from the arrangement is allocated based on Vendor Specific Objective Evidence ("VSOE") of fair value of each of the undelivered elements. Maintenance agreements are typically priced based on a percentage of the product license fee and are either multi-year or have a one-year term, renewable annually. VSOE of fair value for maintenance is established based on the stated renewal rates. Services provided to customers under maintenance agreements include technical product support and unspecified product upgrades. VSOE of fair value for the professional service element is based on the standard hourly rates the Company charges for services when such services are sold separately.

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

Professional services revenue is generated from implementation of software applications and from customer training, customization and general consulting.  In addition, revenue is generated from technical support not included in the software maintenance.  The majority of professional services revenue is billed based on an hourly rate and recognized on a monthly basis as services are provided.  For certain contracts which involve significant implementation or other services which are essential to the functionality of the software and which are reasonably estimable, the license and implementation services revenue is recognized using contract accounting, as prescribed by ASC605-35, Revenue Recognition of Construction-Type and Certain Production-Type Contracts.  Revenue is recognized over the period of each implementation using the percentage-of-completion method.  Labor hours incurred is used as the measure of progress towards completion, and management believes its estimates to completion are reasonably dependable. A provision for estimated losses on engagements is made in the period in which the losses become probable and can be reasonably estimated.

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

Marketing and Advertising

The Company expenses any production costs of advertising the first time the advertising takes place and expenses direct response advertising costs in the period incurred.  Advertising expense was approximately $409,000 and $624,000 during the fiscal years ended May 31, 2010 and 2009, respectively.

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

	Fiscal Years Ended
	May 31, 2010	May 31, 2009

Expected volatility	168% - 176%	161%
Expected dividend yield	0%	0%
Expected term (in years)	3.5	3.5
Risk-free interest rate	2.2% -2.7%	3.30%
Forfeiture rate	30%	0%

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

Research and Development Costs

The Company accounts for research and development costs associated with computer software development under the provisions of ASC 985 Software.  Costs are expensed as incurred until technological feasibility has been established. Technological feasibility is established upon completion of a working model; thereafter, all software production costs are capitalized and subsequently reported at the lower of unamortized cost or net realizable value. To date, the time period between the establishment of technological feasibility and completion of software development has been short, and as a result, no significant development costs have been incurred during that period. Accordingly, the Company has not capitalized any research and development costs associated with computer software products to be sold, leased, or otherwise marketed.

Research and development costs primarily include salaries and related costs, costs associated with using outside contractors and miscellaneous software support and administrative expenses.

Income Taxes

The Company follows the provisions of the FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – An Interpretation of ASC 740 Income Taxes,” (“FIN 48”).  FIN 48 provides guidance on the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  The Company has not recognized a liability as a result of the implementation of FIN 48.  A reconciliation of the beginning and ending amount of unrecognized tax benefits has not been provided since there is no unrecognized benefit as of the date of adoption.  The Company has not recognized interest expense or penalties as a result of the implementation of FIN 48.  If there were an unrecognized tax benefit, the Company would recognize interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses.  The Company files income tax returns in the U.S. federal jurisdiction and in various states and Canada.

Deferred tax assets and liabilities are determined based on temporary differences between the financial statement and tax basis of assets and liabilities and net operating loss and credit carryforwards using enacted tax rates in effect for the year in which the differences are expected to reverse in accordance with ASC 740 Income Taxes. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.  Income tax expense is the tax payable or refundable for the period plus or minus the change during the period in deferred tax assets and liabilities.  Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized.  In determining the amount of any valuation allowance required to offset deferred tax assets, an assessment is made that includes anticipating future income and determining the likelihood of realizing deferred tax assets.  Management has determined that there is sufficient uncertainty regarding the ultimate realization of deferred tax assets relating to the United States operations and therefore, has provided a valuation allowance for the entire balance of the deferred tax assets.

Foreign Currency Translation

These consolidated financial statements are presented in U.S. dollars.  The parent company is located in Canada, and the functional currency of the parent company is the Canadian dollar.  The Company’s subsidiaries use their local currency, which is the U.S. dollar, as their functional currency.  Adjustments resulting from translating foreign functional currency financial statements into U.S. dollars are recorded as a separate component of stockholders’ (deficit).  All assets and liabilities denominated in a foreign currency are translated into U.S. dollars at the exchange rate on the balance sheet date.  Revenues and expenses are translated at the average exchange rate during the period.  Equity transactions are translated using historical exchange rates. Foreign currency transaction gains and losses are included in other income and expenses in the consolidated statements of operations and comprehensive loss and have not been material during the periods presented.

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

Concentration of Credit Risk

The Company’s financial instruments that are exposed to concentrations of credit risk consist primarily of cash and cash equivalents and accounts receivable.  At times, the Company’s deposits may exceed federally insured limits.  Management believes that the use of credit quality financial institutions minimizes the risk of loss associated with these deposits.  The majority of the Company’s sales are credit sales which are made primarily to customers whose ability to pay is dependent upon the industry economics prevailing in the areas where they operate;  however, concentrations of credit risk with respect to trade accounts receivables is limited due to generally short payment terms.  The Company also performs ongoing credit evaluation of its customers to help further reduce credit risk.  Collateral is not required for accounts receivable.

Segments

The Company’s chief operating decision maker is its Chief Executive Officer, who reviews financial information primarily based on two reportable segments.  Accordingly, in accordance with ASC 280 Segment Reporting, the Company has determined that it has two reporting segments: Enterprise Workforce Services and Career Networks (see Note 10).

Subsequent Events

No material events have occurred subsequent to May 31, 2010 that require recognition in these financial statements.  No material events have occurred subsequent to May 31, 2010 that require disclosure in these financial statements except for those discussed below.

On August 13, 2010, the Company entered into separate 2010 Exchange and Share Purchase Agreements and a 2010 Exchange Agreement (collectively, the “2010 Exchange Agreements”) with each of the Holders pursuant to which, among other things, the Holders exchanged their existing 2009 Secured Notes (the aggregate principal amount of all the Notes, together with accrued but unpaid interest and penalties, was $22,356,665) for a total of 682,852,374 of the Company’s common shares.  The New Warrants were not affected by the transactions effected by the 2010 Exchange Agreements.

Pursuant to the terms of the 2010 Exchange Agreements with certain of the Holders, the Company also consummated a private placement pursuant to which it raised $750,000 through the sale of an aggregate 37,936,243 common shares in the Company to certain of the Holders.  Simultaneous with the consummation of the transactions contemplated by the 2010 Exchange Agreements, pursuant to the terms of a Stock Purchase Agreement (the “Stock Purchase Agreement”) between the Company, an affiliate of John Long and David Kennedy and Ezra Schneier (together, the “New Management Team”), the Company completed a private placement pursuant to which it raised an additional $500,000 through the sale of an aggregate 25,290,828 common shares in the Company to the New Management Team (such common shares, together with the common shares purchased under the Exchange Agreements by the Holders, the “Purchased Shares”).  The Company is using the proceeds from the private placements for working capital and general corporate purposes.

The Company and each of the Holders also entered into a Third Amended and Restated Registration Rights Agreement pursuant to which the Company agreed to register for resale under the Securities Act of 1933, upon the request of a majority of the holders of Registrable Securities thereunder, the common shares received in the exchange, the Purchased Shares and the common shares issuable upon exercise of certain warrants.  If the Company fails to comply with the filing and effectiveness deadlines set forth in the Registration Rights Agreement, the Company must pay to the Holder an amount in cash equal to 0.5% of the sum of the aggregate principal amount of the 2009 Notes and the purchase price paid for the Purchased Shares purchased by such Holder under the relevant Exchange Agreement on the date of such failure and each 30 day anniversary thereafter, in an amount not to exceed $1,000,000 in the aggregate.

Simultaneous with the consummation of the transactions contemplated by the 2010 Exchange Agreements, the Company received an additional $750,000 from one Holder (the “Lending Investor”) in exchange for a senior secured note (the “New Note”).  The New Note is secured by a lien on all of the assets of the Company and its subsidiaries pursuant to the terms of a Security Agreement among the Company, its subsidiaries and the Lending Investor (the “Security Agreement”).  Interest on the New Note accrues at an annual rate of 12%.  From and after the occurrence and during the continuance of any event of default under the New Note, the interest rate then in effect will be automatically increased to 15% per year.  Interest is payable at maturity of the New Note, which is October 13, 2012.  Upon the occurrence of an event of default, as defined in the New Note, the Lending Investor may require the Company to redeem all or a portion of the New Note.  Upon a Disposition (as defined in the New Note), the Company has agreed to use the Net Proceeds from such Disposition to redeem the New Note.  The New Note contains customary covenants with which the Company must comply.  Each subsidiary of the Company delivered a Guaranty pursuant to which it agreed to guarantee the obligations of the Company under the New Note.

  In connection with the closing of the Stock Purchase Agreement, the Company entered into an employment agreement with each of John Long, David Kennedy and Ezra Schneier.  The Company also terminated its employment agreement with Michael Mullarkey, the Company’s former Chief Executive Officer and President, and entered into a new employment agreement with Mr. Mullarkey pursuant to which he became the Executive Vice President, Sales and Marketing of the Company.  Michael Mullarkey resigned as Executive Vice President, Sales and Marketing on August 25, 2010.  Each employment agreement has an initial three-year term that expires on August 13, 2013 and which automatically renews at the end of the initial term and each renewal term for an additional one-year term unless either party provides prior written notice of non-renewal.  Mr. Long will serve as Chief Executive Officer of the Company.  Mr. Kennedy will serve as Chief Operating Officer of the Company.  Mr. Schneier will serve as Corporate Development Officer.  Jerome Kelliher, our former Chief Financial Officer, resigned his position on June 4, 2010.  There was no severance agreement with Mr. Kelliher.

In addition, in connection with the consummation of the transactions contemplated by the Exchange Agreements, on August 13, 2010, Thomas Danis and Mitch Tuchman resigned as members of the Board of Directors of the Company.  The Board of Directors appointed in their place Denis E. Sutton and Mr. Long.  Effective as of August 14, 2010, Mr. Mullarkey and Michael Gerrior resigned as members of the Board of Directors and Jeffrey Moss (Chairman) and Biju Kulathakal were appointed in their place.  Upon their appointment to the Board of Directors, each new member was granted 265,000 RSUs and options to purchase 1,350,000 common shares pursuant to the terms of the Company’s 2002 Amended and Restated Stock Option Plan.  The RSUs and options are exercisable on the one year anniversary of the date of their grant.

Recent Accounting Pronouncements

In April 2010, the FASB issued Accounting Standards Update No. 2010-17, Revenue Recognition—Milestone Method (Topic 605)  –  Revenue Recognition  (ASU 2010-17). ASU 2010-17 provides guidance on defining the milestone and determining when the use of the milestone method of revenue recognition for research or development transactions is appropriate. It provides criteria for evaluating if the milestone is substantive and clarifies that a vendor can recognize consideration that is contingent upon achievement of a milestone as revenue in the period in which the milestone is achieved, if the milestone meets all the criteria to be considered substantive. ASU 2010-17 is effective for us in fiscal 2012 and should be applied prospectively. Early adoption is permitted. If we were to adopt ASU 2010-17 prior to the first quarter of fiscal 2012, we must apply it retrospectively to the beginning of the fiscal year of adoption and to all interim periods presented. We are currently evaluating the impact of the pending adoption of ASU 2010-17 on our consolidated financial statements.

 In January 2010, the FASB issued Accounting Standards Update No. 2010-06, Improving Disclosures about Fair Value Measurements (Topic 820) — Fair Value Measurements and Disclosures  (ASU 2010-06), to add additional disclosures about the different classes of assets and liabilities measured at fair value, the valuation techniques and inputs used, the activity in Level 3 fair value measurements, and the transfers between Levels 1, 2, and 3 (as defined in Note 4 below). Certain provisions of this update will be effective for us in fiscal 2012 and we are currently evaluating the impact of the pending adoption of this standards update on our consolidated financial statements.

In October 2009, the FASB issued Accounting Standards Update (“ASU”) No. 2009-13, “Revenue Recognition: Multiple-Deliverable Revenue Arrangements-a consensus of the FASB Emerging Issues Task Force” , which eliminates the use of the residual method for allocating consideration, as well as the criteria that requires objective and reliable evidence of fair value of undelivered elements in order to separate the elements in a multiple-element arrangement. By removing the criterion requiring the use of objective and reliable evidence of fair value in separately accounting for deliverables, the recognition of revenue will more closely align with certain revenue arrangements. The standard also will replace the term "fair value" in the revenue allocation guidance with "selling price" to clarify that the allocation of revenue is based on entity-specific assumptions rather than assumptions of a marketplace participant. ASU No. 2009-13 is effective for revenue arrangements entered or materially modified in fiscal years beginning on or after June 15, 2010. The Company is currently assessing the potential impact of this standard to determine if its adoption will have a material impact on the financial condition or results of operations of the Company.

In June 2009, the FASB issued and subsequently codified Accounting Standards Update No. 2009-16, Transfers and Servicing (Topic 860) — Accounting for Transfers of Financial Assets  (ASU 2009-16). ASU 2009-16 eliminates the concept of a “qualifying special-purpose entity” with regards to transfer of financial assets and changes the requirements for derecognizing financial assets. We will adopt this new accounting standards update in fiscal 2011 and are currently evaluating the impact of its pending adoption on our consolidated financial statements.

In June 2009, the FASB issued and subsequently codified Accounting Standards Update No. 2009-17, Consolidations (Topic 810)—Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities  (ASU 2009-17). ASU 2009-17 amends the evaluation criteria to identify the primary beneficiary of a variable interest entity as provided pursuant to existing accounting standards and requires ongoing reassessments of whether an enterprise is the primary beneficiary of the variable interest entity. We will adopt ASU 2009-17 in fiscal 2011 and are currently evaluating the impact of its pending adoption on our consolidated financial statements.

In December 2007, the FASB issued ASC 805, Business Combinations (“ASC 805”) (formerly referenced as Statement No. 141 (revised), Business Combinations). The standard changes the accounting for business combinations including the measurement of acquirer shares issued in consideration for a business combination, the recognition of contingent consideration, the accounting for pre-acquisition gain and loss contingencies, the recognition of capitalized in-process research and development, the accounting for acquisition-related restructuring cost accruals, the treatment of acquisition related transaction costs and the recognition of changes in the acquirer’s income tax valuation allowance. ASC 805 became effective for the Company on June 1, 2009. The adoption of ASC 805 did not have an effect on the Company’s consolidated financial statements, results of operations and cash flows for the periods presented herein.

On June 1, 2009, the Company adopted ASC 470, Debt with Conversion and Other Options – Cash Conversion (“ASC 470”) (formerly referenced as FASB Staff Position APB No. 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)), which requires issuers of convertible debt that may be settled wholly or partly in cash when converted to account for the debt and equity components separately. Where applicable, ASC 470 must be applied retrospectively to all periods presented. The adoption of ASC 470 did not have an impact on the Company’s consolidated financial statements.

In April 2009, the FASB issued ASC 825-10-65, Interim Disclosures about Fair Value of Financial Instruments (formerly referenced as FSP FAS 107-1 and APB Opinion No. 28-1), which requires disclosures about fair value of financial instruments for interim reporting periods as well as in annual financial statements.  This ASC, which became effective for the Company on June 1, 2009, did not impact the consolidated financial results of the Company as the requirements are disclosure-only in nature.

In September 2009, the FASB ratified ASC No. 2009-14, Applicability of SOP 97-2 to Certain Arrangements that Include Software Elements (formerly EITF Issue No. 09-3, Certain Revenue Arrangements that Include Software Elements), which amends the existing accounting guidance for how entities account for arrangements that include both hardware and software, which typically resulted in the sale of hardware being accounted for under the software revenue recognition rules.  This accounting guidance changes revenue recognition for tangible products containing software elements and non-software elements.  The tangible element of the product is always outside of the scope of the software revenue recognition rules and the software elements of tangible products when the software element and non-software elements function together to deliver the product’s essential functionality are outside of the scope of the software rules.  As a result, both the hardware and qualifying related software elements are excluded from the scope of the software revenue guidance and accounted for under the revised multiple-element revenue recognition guidance.  This accounting guidance is effective for all fiscal years beginning on or after June 15, 2010 with early adoption permitted.  Entities must adopt ASC 2009-14 and ASC 2009-13 in the same manner and at the same time.  We are currently evaluating the impact of this revised accounting guidance.

In June 2009, the FASB issued SFAS No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles (codified within ASC 105, Generally Accepted Accounting Principles), which establishes the FASB Accounting Standards Codification as the single source of authoritative U.S. GAAP.  The Codification will supersede all existing non-SEC accounting and reporting standards.  As a result, upon adoption, all references to accounting literature in our SEC filings will conform to the appropriate reference within the Codification.  The adoption of this standard did not have an impact on our financial position, results of operations or cash flows.

NOTE 2.   ALLOWANCE FOR DOUBTFUL ACCOUNTS

The following presents the detail of the changes in the allowance for doubtful accounts for the years ended May 31:

	Year Ended	Year Ended
	May 31, 2010	May 31, 2009

Balance at beginning of the period	$928,430	$509,802
Charged to bad debt expense	553,443	653,826
Write-offs and effect of exchange rate changes	(1,039,678)	(235,198)
Balance at end of the period	$442,195	$928,430

The Company uses historical experience and knowledge of and experience with specific customers in order to assess the adequacy of the allowance for doubtful accounts.  Any adjustments to this account are reflected in the accompanying consolidated statements of operations and comprehensive loss as a general and administrative expense.

NOTE 3.   INVESTOR WARRANTS AND SENIOR SECURED NOTES PAYABLE

On August 29, 2008, we entered into exchange agreements that provided for the exchange of the aggregate $19,000,000 Special Warrants and Additional Warrants indexed to 3,800,000 shares of common stock, issued August 3, 2007 (the “2007 Warrants”), for an aggregate $19,147,191 in face value of Senior Secured Notes (collectively, the “2008 Notes”) and newly issued warrants indexed to 3,800,000 shares of common stock (the “2008 Warrants”) (the “2008 Exchange Transaction”).  Financing costs of $147,191 incurred by the holders of the Notes (“Holders”) are included in the face value of the 2008 Notes.

The 2008 Notes were secured by a lien on all of our and our subsidiaries’ assets pursuant to the terms of a Security Agreement with each Holder.  Each of our subsidiaries delivered a Guaranty pursuant to which it agreed to guarantee our obligations under each 2008 Note.  Interest on the 2008 Notes accrued at an annual rate of 7% until August 29, 2009 and then 12% per year thereafter.  The 2008 Notes were to mature on August 29, 2010 and all unpaid principal and accrued interest was to be due upon maturity.

The 2008 Warrants were convertible into an aggregate 3,800,000 shares of common stock at an exercise price of $0.25.  All other material terms of the 2008 Warrants were substantially the same as those contained in the 2007 Warrants that were exchanged, including the existence of anti-dilution provisions that provide for a full adjustment of the exercise price to a floor price of $.10 and the number of common shares to be issued in the event we, in certain circumstances, issue securities at a price below the exercise price of the New Warrants.  Each New Warrant must be exercised on or prior to August 3, 2012 or it will expire by its terms.

The 2008 Notes also contained a contingent put reflected in the contractual rights of default.  Upon the occurrence of an event of default, as defined in the 2008 Notes, a Holder could require us to redeem all or a portion of such Holder’s 2008 Note at a price equal to 110% of the sum of the principal amount of the 2008 Note, accrued and unpaid interest and late fees, if any, to be redeemed. Under ASC 815, Derivatives and Hedging, the risks of equity are inconsistent with the risks of the debt host and, therefore, embedded put derivatives such as these require bifurcation and separate classification at fair value.

The 2008 Exchange Transaction constituted a substantial modification of the original arrangement Accordingly, the 2008 Exchange was accounted for as an extinguishment wherein the fair value of the financial instruments issued, plus the incremental fair value associated with the warrant modification, was recognized for financial reporting purposes with an associated charge to extinguishment expense.  We recorded a $401,791 loss on the 2008 Exchange Transaction during fiscal 2009 based on the fair values of the instruments at the time of the exchange, including the embedded put derivatives and $147,191 of financing costs of the Holders paid by Workstream.

The Notes and the embedded put derivative were valued using multiple, probability-weighted cash flow outcomes at credit-risk adjusted market rates (Level 2 inputs).  We determined the fair value of the 2008 Notes on August 29, 2008 to be $18,704,625.  This value was being accreted to the Face Value of the 2008 Notes including accrued interest of $22,835,685 through August 29, 2010 through interest expense using the effective interest method.  Interest expense on the 2008 Notes was $1,453,419 during fiscal 2009.  We assessed the value of the embedded put derivative at $936,646 on August 29, 2008 and $493,693 on May 31, 2009.  We recorded income of $442,953 during fiscal 2009 to reflect the changes in the fair value of the embedded put derivative.

On May 22, 2009, the Company’s common shares were suspended from trading on the NASDAQ Stock Market due to its inability to maintain a minimum of $2.5 million in stockholders’ equity or $500,000 of net income from continuing operations for the most recently completed fiscal year or two of the three most recently completed fiscal years.  The suspension constituted an event of default under the 2008 Notes and thereby entitled each Holder to require the Company to redeem all or a portion of the Holder’s 2008 Note at a price equal to 110% of the sum of the principal amount of the 2008 Note, accrued and unpaid interest and late fees, if any.  Additionally, as a result of the event of default, the interest rate under each 2008 Note was increased by 5% in addition to the contractual rate of interest due.

On June 1, 2009, the Company adopted ASC 815-40 which required it to begin accounting for the 2008 Warrants as a liability due primarily to the reset provisions of the warrant in the event of lower priced financing transactions.  Therefore, they were reclassified out of equity to a liability classification as of June 1, 2009 via a cumulative effect adjustment.

On December 11, 2009, the Company entered into a separate Exchange Agreement (collectively, the “2009 Exchange Agreements”) with each of the Holders pursuant to which, among other  things, each Holder exchanged its existing 2008 Note for: (i) a replacement senior secured non-convertible note (a “Non-Convertible Note”); (ii) a senior secured convertible note that is convertible into the Company's common shares at a conversion price of $0.25 (a “$0.25 Convertible Note”); and, (iii) a senior secured convertible note that is convertible into the Company's common shares at a conversion price of $0.10 (a “$0.10 Convertible Note,” and together with the Non-Convertible Notes and the $0.25 Convertible Notes, collectively, the “2009 Secured Notes”).  Pursuant to the terms of the separate 2009 Exchange Agreements, the Company issued Non-Convertible Notes in an aggregate principal amount of $9,500,000, $0.25 Convertible Notes in an aggregate principal amount of $6,650,000, and $0.10 Convertible Notes in an aggregate principal amount of $5,361,337.  The aggregate principal amount of all of the 2009 Secured Notes issued pursuant to the 2009 Exchange Agreements was $21,613,516, which was the aggregate amount of principal and accrued interest outstanding under the 2008 Notes on December 11, 2009.  This transaction is deemed an extinguishment of debt and new issuance for accounting purposes in accordance with ASC 470-50-40.

Each 2009 Secured Note continued to be secured by a lien on all of the assets of the Company and its subsidiaries pursuant to the terms of the then existing Security Agreement with the Holders.   Interest on the 2009 Secured Note accrued at an annual rate of 9.5%.  The annual rate of interest increases to 14.5% upon occurrence of default.  Interest on the $0.25 Convertible Notes and the $0.10 Convertible Notes compound on a quarterly basis and was to be payable, together with principal, on July 31, 2012 (the “Original Maturity Date”).  Interest on the Non-Convertible Notes compounded on a quarterly basis and was to be payable on the Original Maturity Date, while part of the principal was to be payable on a quarterly basis pursuant to an agreed upon schedule.

Upon the occurrence of an event of default, as defined in the 2009 Secured Notes, a Holder could require the Company to redeem all or a portion of such Holder’s 2009 Notes.  Upon a disposition of assets or liquidity event (each as defined in the 2009 Secured Notes), the Company was required to use 100% of the net proceeds to redeem the 2009 Secured Notes.  Each 2009 Secured Note also contained certain financial and other customary covenants with which the Company was required to comply.  Each subsidiary of the Company previously agreed to guarantee the obligations of the Company under the 2008 Notes and reaffirmed such guarantee with respect to the 2009 Secured Notes by delivering to the Holders a Reaffirmation of Guaranty.  The Company and each of the Holders also entered into a Second Amended and Restated Registration Rights Agreement principally in order to include the common shares of the Company into which the $0.25 Convertible Notes and the $0.10 Convertible Notes were convertible as registrable securities.

On May 31, 2010, the Company defaulted on the 2009 Secured Notes when the quarterly principal payment was not made and the Company fell out of compliance with certain covenants.  Upon default, the interest rate on the 2009 Secured Notes increased by 5%.

The Company’s 2009 Secured Notes and embedded put derivatives were valued in accordance with ASC 820 using multiple, probability-weighted cash flow outcomes at credit-risk adjusted market rates (“Forward Value”).  The Senior Secured Notes with options to convert principal balances into common equity derive their value from a combination of the Forward Value and the fair value of the embedded conversion feature (“ECF”).  For purposes of the ECF, management concluded that the Monte Carlo Simulations Method (“MCS”) was the appropriate technique to embody all assumptions market participants would likely consider in estimating the ECF value.  The fair value of the 2009 Secured Notes and embedded put derivatives was estimated to be $33,587,376 on the date of the exchange, which resulted in a loss on extinguishment of debt of $12,076,040 included in the statement of operations for the period ending May 31, 2010.  Further, in accordance with ASC 470-20-25 and ASC 470-50-40, the net premium of $12,076,040 associated with  the 2009 Secured Notes was reclassified to additional paid-in capital under the presumption that such net premium represented a capital contribution in which the 2009 Secured Notes were being carried at face value.

Each of the 2008 Warrants issued in connection with a 2008 Exchange Transaction contained anti-dilution protection provisions.  As a result of the Company’s issuance of the $0.10 Convertible Notes, the exercise price of the 2008 Warrants that remain outstanding was adjusted to $0.10 per share from $0.25 per share and the number of common shares issuable upon exercise was proportionately increased by 4,200,000 to 7,000,000 in which $995,400 representing the fair value of this increase was included in the loss on extinguishment of debt in the statement of operations as it was directly related to the 2009 Exchange Agreements.

In January 2010, $148,856 of principal and accrued interest related to the $0.10 Convertible Notes was converted into 1,488,570 of the Company’s common shares and in February 2010, $88,932 of principal and accrued interest related to the $0.25 Convertible Notes was converted into 355,727 of the Company’s common shares.  In March 2010, $302,203 of principal and accrued interest related to the $.10 Convertible Notes was converted into 3,022,033 shares of the Company’s common stock.  In April 2010, $274,790 of principal and accrued interest related to the $.10 Convertible Notes was converted into 2,747,902 of the Company’s common shares.  At May 31, 2010, the senior secured notes payable and accrued interest was comprised of the following:

Non-Convertible Senior Secured Notes	$9,456,250
$0.10 Convertible Senior Secured Notes	4,653,491
$0.25 Convertible Senior Secured Notes	6,562,500
Accrued interest	1,045,852
21,718,093

Furthermore, in accordance with the guidance in ASC 470-20-30, the Payment-in-Kind (“PIK”) interest associated with the $0.10 Convertible Note and $0.25 Convertible Note accrued during each quarter has to be compared to the fair value of the Company’s commons shares at the quarter end, or the commitment date, for potential interest charges derived from beneficial conversion features.  During the year ended May 31, 2010, the Company recognized additional interest expense of $137,804 associated with the PIK interest’s beneficial conversion feature.

On August 13, 2010, the Company entered into separate 2010 Exchange and Share Purchase Agreements and a 2010 Exchange Agreement (collectively, the “2010 Exchange Agreements”) with each of the Holders pursuant to which, among other things, the Holders exchanged their existing 2009 Secured Notes (the aggregate principal amount of all the Notes, together with accrued but unpaid interest and penalties, was $22,356,665) for a total of 682,852,374 of the Company’s common shares.  The 2008 Warrants were not affected by the transactions effected by the 2010 Exchange Agreements.

Simultaneous with the consummation of the transactions contemplated by the 2010 Exchange Agreements, the Company received an additional $750,000 from one Holder (the “Lending Investor”) in exchange for a senior secured note (the “2010 Note”).  The 2010 Note is secured by a lien on all of the assets of the Company and its subsidiaries pursuant to the terms of a Security Agreement among the Company, its subsidiaries and the Lending Investor (the “Security Agreement”).  Interest on the 2010 Note accrues at an annual rate of 12%.  From and after the occurrence and during the continuance of any event of default under the 2010 Note, the interest rate then in effect will be automatically increased to 15% per year.  Interest is payable upon the maturity date of October 13, 2012.  Upon the occurrence of an event of default, as defined in the 2010 Note, the Lending Investor may require the Company to redeem all or a portion of the 2010 Note.  Upon a Disposition (as defined in the 2010 Note), the Company has agreed to use the Net Proceeds from such Disposition to redeem the 2010 Note.  The 2010 Note contains customary covenants with which the Company must comply.  Each subsidiary of the Company delivered a Guaranty pursuant to which it agreed to guarantee the obligations of the Company under the 2010 Note.

NOTE 4.   EQUIPMENT

Equipment consists of the following at May 31:

	2010	2009

Furniture, equipment and leasehold improvements	$147,617	$147,617
Office equipment	558,958	484,976
Computers and software	9,280,323	8,800,965
	9,986,898	9,433,558
Less accumulated depreciation	(9,691,100)	(8,676,508)
Equipment, net	$295,798	$757,050

Equipment includes equipment under capital lease totaling $1,772,545 and $1,594,220 at May 31, 2010 and 2009, respectively.  Accumulated amortization relating to equipment under capital leases totaled $1,624,262 and $1,132,385 at May 31, 2010 and 2009, respectively.  Depreciation expense for equipment was $801,403 and $1,110,320 for the years ended May 31, 2010 and 2009, respectively.

NOTE 5.   ACQUIRED INTANGIBLE ASSETS AND GOODWILL

Acquired intangible assets consist of the following at May 31:

	2010		2009
		Accumulated		Accumulated
	Cost	Amortization	Cost	Amortization
Customer base	$8,132,722	$8,132,722	$8,132,722	$8,132,722
Acquired technologies	22,191,121	22,191,121	22,191,121	22,191,121
Intellectual property	1,322,760	1,322,760	1,322,760	1,301,260
	31,646,603	$31,646,603	31,646,603	$31,625,103

Less accumulated amortization	(31,646,603)		(31,625,103)
Net acquired intangible assets	$-		$21,500

Amortization expense for intangible assets was $21,500 and $428,475 for the fiscal years ended May 31, 2010 and 2009, respectively.

The following represents the detail of the changes in the goodwill account for the years ended May 31, 2010 and 2009:

	Enterprise
	Workforce	Career
	Services	Networks	Total

Goodwill at May 31, 2008	$11,381,660	$6,347,788	$17,729,448
Impairment	-	-	-
Goodwill at May 31, 2009	$11,381,660	$6,347,788	$17,729,448
Impairment	(5,335,760)	(6,347,788)	(11,683,548)
Goodwill at May 31, 2010	$6,045,900	$-	$6,045,900

During fiscal year 2010, the Company determined that there were indicators of impairment for the goodwill associated with its Career Networks and Enterprise operating segments.  Based on this determination, the Company performed an interim impairment test.  In considering the current and expected future market conditions, the Company determined that the Career Network goodwill was impaired in accordance with ASC 350, Intangibles – Goodwill and Other, and the Company recorded non-cash, pre-tax goodwill impairment charges of $6,347,788 during the year ended May 31, 2010.  The decline in estimated fair value of the Career Networks operating segment resulted from an analysis of the current economic conditions, the Company’s performance to budget and the lower estimated future cash flows.  In considering the current and expected future market conditions, the Company determined that the Enterprise goodwill was impaired in accordance with ASC 350, Intangibles – Goodwill and Other, and the Company recorded non-cash, pre-tax goodwill impairment estimate charges of $5,335,760 during the year ended May 31, 2010.  The decline in estimated fair value of the Enterprise operating segment resulted from an analysis of the current economic conditions, the Company’s performance to budget and the lower estimated future cash flows.  The Enterprise operating segment goodwill impairment is an estimate that has not yet been finalized.  During the 1st quarter of fiscal year 2011, we had a change in management and well as a conversion of our 2009 Notes to Equity (see Note 3 for further discussion).  The Company felt that these transactions could have impacted the impairment test.  This delayed the impairment test and the Company was unable to fully complete Step 2 of its goodwill impairment testing prior to the issuance of the financials.  Any significant adjustment to the impairment estimate will be made in the 1st quarter of fiscal year 2011.  The Company’s impairment test is based on a discounted cash flow method.  The discounted cash flows analysis is an income method to valuation wherein the total fair value of the business entity is calculated by discounting projected future cash flows back to the date of valuation.  Gross goodwill is $45,276,411 with total accumulated impairment of $39,230,511 and $27,546,963 for May 31, 2010 and 2009, respectively.

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

NOTE 6.         ACCRUED LIABILITIES AND ACCOUNTS PAYABLE

Accrued liabilities consist of the following at May 31:

	2010	2009
Taxes	$-	$(15,992)
Legal, audit & professional fees	597,859	700,392
Merger costs	80,000	92,215
Consulting fees	1,208,218	1,275,218
Sales tax payable	637,157	574,247
Other	687,890	298,065
	$3,211,124	$2,924,145

The Company’s accounts payable includes a payment due to Michael Mullarkey, the Company’s former Chief Executive Officer of $25,500.

Steve Purello, the Company’s Chief Executive Officer resigned in October 2009.  Upon his departure, the Company entered into a severance agreement totaling approximately $211,000.  As of May 31, 2010 we had approximately $85,000 accrued for his severance.

NOTE 7.         OTHER LONG-TERM OBLIGATIONS

The Company entered into various capital lease obligations for equipment to be housed in an outside data center facility.  All capital leases are being paid on a monthly and quarterly basis.

Long-term obligations consist of the following at May 31:

	2010	2009
Senior secured notes payable and accrued interest	$21,718,093	$20,158,044
Warrant liability	268,600	-
Capital lease obligations	322,973	309,084
Leasehold inducements	16,355	15,026
	22,326,021	20,482,154

Less current portion of:
Senior secured notes payable and accrued interest	-	20,158,044
Long-term obligations	200,469	199,516
	$22,125,552	$124,594

Fiscal 2011	$200,469
Fiscal 2012	98,433
Fiscal 2013	21,758,518
	$22,057,420

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

On June 24, 2008, the Company filed a lawsuit in the Superior Court of the State of Delaware in and for New Castle County (the “State Court Lawsuit”) against Empagio Acquisition, LLC (“Empagio”) and SMB Capital Corporation (“SMB”) to obtain the $5 million termination fee required to be paid by Empagio and SMB pursuant to Section 7.02 of the Agreement and Plan of Merger dated as of February 12, 2008 among the Company, Workstream Merger Sub Inc., Empagio and SMB, which agreement was terminated by the Company on June 13, 2008.  On June 25, 2008, Empagio and SMB filed a lawsuit against the Company in the United States District Court for the District of Delaware (the “Federal Lawsuit”) alleging entitlement to a $3 million termination fee pursuant to the Agreement and Plan of Merger.  On July 29, 2008, Empagio and SMB filed a notice of voluntary dismissal of their Federal Lawsuit based on an understanding that Empagio and SMB would make their claim as part of the Company’s State Court Lawsuit.  In accordance with the voluntary notice of dismissal of the Federal Lawsuit, Empagio and SMB asserted their claims in the State Court Lawsuit.  A Stipulation of Dismissal has since been filed with the Superior Court pursuant to which the State Court Lawsuit would be dismissed without liability on the part of either party to the other party.

* * *

The Company is subject to other legal proceedings and claims which arise in the ordinary course of business.  The Company does not believe that the resolution of such actions will materially affect the Company’s business, results of operations, financial condition or cash flows.

Lease Commitments

A summary of the future minimum lease payments under the Company’s non-cancelable leases as of May 31, 20010 is as follows:

	Capital Leases	Operating Leases
		Facilities	Equipment	Total
Year ended May 31:
2011	223,114	268,776	27,490	519,380
2012	107,599	129,160	27,490	264,249
2013	39,704	43,329	20,929	103,962

Total minimum lease payments	370,417	$441,265	$75,909	$887,591

Less amount representing interest	(31,089)
Total principal lease payments	339,328
Less current maturities	(223,114)

	$116,214

Rent expense, recorded on the consolidated statements of operations and comprehensive loss in general and administrative expense, totaled $448,956 and $1,080,227 for the years ended May 31, 2010 and 2009, respectively.

Retirement Plans

During fiscal 2008 and part of fiscal 2009, the Company had three 401(k) plans that covered all eligible employees.  During fiscal 2009, these plans were all merged into one main plan with ADP Retirement Services.  The Company is not required to contribute to the plans.  During the year ended May 31, 2009, the Company paid a match up to 1% of the participant’s salary based on each participant’s contribution resulting in an employer contribution of $17,475 for contributions from January 1, 2008 through December 31, 2008.  There were no employer contributions made during the fiscal year ended May 31, 2010.

NOTE 9.    CAPITAL STOCK

Classes of Stock

The authorized share capital consists of an unlimited number of no par value common shares, an unlimited number of no par value Class A Preferred Shares (the “Class A Preferred Shares”), and an unlimited number of no par value Series A Convertible Preferred Shares (the “Series A Shares”).  There were 65,774,645 common shares issued, including 108,304 shares being held in escrow, as of May 31, 2010.  There was no Class A Preferred Shares or Series A Shares outstanding as of May 31, 2010.

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

On June 1, 2006, the Company adopted the provisions of ASC 718, which requires it to recognize expense related to the fair value of stock-based compensation awards.  Stock-based compensation expense for all stock-based compensation awards granted on or subsequent to June 1, 2006 is based on the grant date fair value estimated in accordance with the provisions of ASC 718.  Compensation expense for stock option awards is recognized on a straight-line basis over the requisite service period of the award.  The assumptions used to calculate the fair-value of share-based payment awards are found in Note 1 under Accounting for Stock-Based Compensation.  The Company recognized the following for stock-based compensation expense resulting from stock options in the consolidated statements of operations under general and administrative expenses:

	Fiscal Years Ended
	May 31, 2010	May 31, 2009

Stock compensation expense - options	$82,176	$137,764

Stock option activity and related information is summarized as follows:

				Weighted
		Weighted		Average
		Average	Weighted	Remaining	Aggregate
	Number	Exercise	Average	Contractual	Intrinsic
	of Options	Price	Fair Value	Term (in Years)	Value

Balance outstanding - May 31, 2008	2,356,548	$1.23
Granted	27,600	0.17	$0.09
Exercised	-	-
Forfeited or expired	(957,116)	1.37
Balance outstanding - May 31, 2009	1,427,032	1.12
Granted	1,224,100	0.30	$0.26
Exercised	-	-
Forfeited or expired	(900,565)	1.03
Balance outstanding - May 31, 2010	1,750,567	$0.59		3.2	$-

Exercisable - May 31, 2010	621,832	$1.08		1.6	$-

The aggregate intrinsic value in the table above represents total intrinsic value (of options in the money), which is the difference between the Company’s closing stock price of $.08 on May 28, 2010, the last trading day of the reporting period and the exercise price times the number of shares, that would have been received by the option holders had the option holders exercised their options on May 28, 2010.

There were no options exercised during the twelve months ended May 31, 2010 and 2009; and therefore, no intrinsic value or cash received from option exercises during the period.

The Company issues new shares of common stock upon the exercise of stock options.  The following table is a summary of the number and weighted average grant date fair values regarding our unexercisable/unvested awards as of May 31, 2010 and changes during the year then ended:

		Weighted
		Average
	Number	Fair Value
	of Options	Price

Unexerciseable/unvested awards
Balance outstanding - May 31, 2009	321,714	$0.52
Granted	1,224,100	0.22
Vested	(152,712)	0.51
Forfeited or expired	(264,367)	0.37
Balance outstanding - May 31, 2010	1,128,735	$0.22

The following table summarizes information about options outstanding at May 31, 2010:

Range of Exercise Prices	Number of Options Outstanding	Weighted Average Remaining Contractual Life (in Years)	Weighted Average Exercise Price	Number of Options Exercisable	Weighted Average Remaining Contractual Life (in Years)	Weighted Average Exercise Price

$0.19 - $0.99	1,422,400	3.7	$0.41	293,665	2.4	$0.77
$1.00 - $1.99	323,167	1.0	$1.35	323,167	1.0	$1.35
$2.00 - $2.04	5,000	0.7	$2.04	5,000	0.7	$2.04
	1,750,567	3.2	$0.59	621,832	1.6	$1.08

As of May 31, 2010, $154,661of total unrecognized compensation costs related to non-vested stock options is expected to be recognized ratably over the remaining individual vesting periods up to three years.  The realized tax benefit from stock options and other share based payments was nil for the twelve months ended May 31, 2010 and 2009 due to the uncertainty of realizability.

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

	Fiscal Years Ended
	May 31, 2010	May 31, 2009

Stock compensation expense - RSUs	$79,504	$41,430

As of May 31, 2010, $89,323 of total unrecognized compensation costs related to non-vested restricted stock unit grants is expected to be recognized ratably over the remaining individual vesting periods up to three years.

		Weighted
	Number	Average
	of Units	Fair Value

Outstanding - May 31, 2008	486,670 (1)
Granted	200,926	$0.27
Vested and issued	(549,822)
Forfeited or expired	(60,000)
Non-Vested Outstanding - May 31, 2009	77,774
Granted	310,000	$0.32
Vested and issued	(101,110)
Forfeited or expired	-
Non-Vested Outstanding - May 31, 2010	286,664

(1)	At May 31, 2008, 486,670 restricted stock units were outstanding including 264,444 that were fully vested, but not issued.

Warrants

As of May 31, 2010, the Company had outstanding warrants to purchase shares of common stock which were issued in connection with past financing arrangements.  Information related to these warrants is summarized as follows:

Exercise	Expiration
Price	Date	Shares
$0.01	October 2011	1,500,000
$0.10	August 2012	6,500,000
		8,000,000

In May 2009, a warrant to purchase 1,000,000 shares of common stock was exercised at $0.25 per share in a series of cashless exercise transactions resulting in the issuance of 364,316 shares of common stock.  The holder of the warrant forfeited the right to acquire 635,684 shares of our common stock under the warrant as consideration for this cashless exercise.  In March 2010, a warrant to purchase 850,000 shares of common stock was exercised at $0.01 per share in a series of cashless exercise transactions resulting in the issuance of 802,514 shares of common stock.  The holder of the warrant forfeited the right to acquire 47,486 shares of our common stock under the warrant as consideration for this consideration for this cashless exercise.   In April 2010, a warrant to purchase 500,000 shares of common stock was exercised at $0.10 per share in a series of cashless exercise transactions resulting in the issuance of 155,173 shares of common stock.  The holder of the warrant forfeited the right to acquire 344,827 shares of our common stock under the warrant as consideration for this cashless exercise.  Upon the exercise of this warrant, $22,500 of common stock warrant liability was reclassified to equity.

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

The following tables summarize the Company’s operations by business segment for the three and twelve months ended May 31, 2010 and 2009:

Business Segment Information

	Fiscal Year Ended
	May 31, 2010
	Enterprise
	Workforce	Career
	Services	Networks	Total
Software	$6,011,926	$-	$6,011,926
Professional services	752,251	-	752,251
Rewards	6,600,265	-	6,600,265
Career services	-	3,160,323	3,160,323
Revenue, net	13,364,442	3,160,323	16,524,765
Cost of revenues:
Rewards	5,198,618	-	5,198,618
Other	628,034	126,429	754,463
Gross profit	7,537,790	3,033,894	10,571,684
Expenses	8,153,793	2,900,635	11,054,428
Impairment charges - goodwill	5,335,760	6,347,788	11,683,548
Amortization and depreciation	794,205	28,698	822,903
Business segment loss	$(6,745,968)	$(6,243,227)	(12,989,195)

Other income and expense and income tax			(13,594,536)
Net loss			$(26,583,731)

	As of May 31, 2010
	Enterprise
	Workforce	Career
	Services	Networks	Total

Business segment assets	$1,532,701	$695,229	$2,227,930
Intangible assets	-	-	-
Goodwill	6,045,900	-	6,045,900
	$7,578,601	$695,229	8,273,830
Assets not allocated
to business segments			358,529

Total assets			$8,632,359

	Fiscal Year Ended
	May 31, 2009
	Enterprise
	Workforce	Career
	Services	Networks	Total
Software	$7,645,384	$11,758	$7,657,142
Professional services	2,388,063	-	2,388,063
Rewards	5,957,039	-	5,957,039
Career services	-	5,541,826	5,541,826
Revenue, net	15,990,486	5,553,584	21,544,070
Cost of revenues:
Rewards	4,629,585	-	4,629,585
Other	982,441	312,400	1,294,841
Gross profit	10,378,460	5,241,184	15,619,644
Expenses	11,080,273	6,069,502	17,149,775
Impairment charges - goodwill			-
Amortization and depreciation	1,471,458	67,337	1,538,795
Business segment loss	$(2,173,271)	$(895,655)	(3,068,926)

Other income and expense and income tax			(1,787,430)
Net loss			$(4,856,356)

	As of May 31, 2009
	Enterprise
	Workforce	Career
	Services	Networks	Total

Business segment assets	$3,192,686	$488,323	$3,681,009
Intangible assets	21,500	-	21,500
Goodwill	11,381,660	6,347,788	17,729,448
	$14,595,846	$6,836,111	21,431,957
Assets not allocated
to business segments			1,643,768

Total assets			$23,075,725

Geographic Information

	Fiscal Year Ended
	May 31, 2010

		United
	Canada	States	Total
Net Revenue	$1,174,679	$15,350,086	$16,524,765
Expenses	2,199,525	27,314,435	29,513,960
Geographical loss	$(1,024,846)	$(11,964,349)	(12,989,195)

Other income and expense and income tax			(13,594,536)
Net loss			$(26,583,731)

	As of
	May 31, 2010
		United
	Canada	States	Total
Long-lived assets	$143,039	$6,362,476	$6,505,515
Current assets			2,126,844
Total assets			$8,632,359

	Fiscal Year Ended
	May 31, 2009
		United
	Canada	States	Total
Net Revenue	$1,102,973	$20,441,097	$21,544,070
Expenses	3,738,588	20,874,408	24,612,996
Geographical loss	$(2,635,615)	$(433,311)	(3,068,926)

Other income and expense and income tax			(1,787,430)
Net loss			$(4,856,356)

	As of
	May 31, 2009
		United
	Canada	States	Total
Long-lived assets	$517,458	$18,021,530	$18,538,988
Current assets			4,536,737
Total assets			$23,075,725

NOTE 11.   INCOME TAXES

The Company operates in several tax jurisdictions.  Its income is subject to varying rates of tax, and losses incurred in one jurisdiction cannot be used to offset income taxes payable in another.

The loss before income taxes consisted of the following (rounded):

	Fiscal Years Ended
	May 31, 2010	May 31, 2009
Canadian domestic loss	$(1,062,000)	$(2,648,000)
United States loss	(25,474,000)	(2,313,000)
Loss before income taxes	$(26,536,000)	$(4,961,000)

The provision for (benefit from) income taxes consists of the following (rounded):

	Fiscal Years Ended
	May 31, 2010	May 31, 2009
Canadian domestic:
Current income taxes	$-	$-

United States:
Current income taxes	47,000	(105,000)
Deferred income taxes	-	-
Income tax (benefit) expense	$47,000	$(105,000)

A reconciliation of the combined Canadian federal and provincial income tax rate with the Company’s effective income tax rate is as follows (rounded):

	Fiscal Years Ended
	May 31, 2010	May 31, 2009
Combined Canadian, federal and provincial tax rate	32.00%	34.50%

Income tax recovery based on combined Canadian,
federal and provincial rate	$9,023,000	$1,651,000
Effect of foreign tax rate differences	1,507,000	132,000
Non-deductible amounts	(6,890,000)	(49,000)
Change in valuation allowance	(3,105,000)	(354,000)
Effect of expired nols and changes in carryforward amounts	(749,000)	(893,000)
Tax credits and refunds	-	28,000
Effect of foreign exchange rate differences	213,000	(485,000)
Other	(46,000)	75,000

Income tax benefit (expense)	$(47,000)	$105,000

The components of the Company’s net deferred income taxes are as follows (rounded):

Loss carryforwards	$27,186,000	$25,710,000
Asset basis differences	6,863,000	4,841,000
Deferred Revenue	505,000	816,000
Share issue costs	10,000	10,000
Investment tax credits	588,000	569,000
Share Based Compensation	660,000	600,000
Accrued expenses	729,000	738,000
Accrued vacation	48,000	68,000
Allowance for bad debts	169,000	307,000

Gross deferred income tax assets	36,758,000	33,659,000
Valuaton allowance	(36,758,000)	(33,659,000)
Total deferred income tax assets	$-	$-

The Company has incurred net losses since inception.  At May 31, 2010, the Company had approximately $58,744,000 in net operating loss carryforwards for U.S. federal and state income tax purposes that expire in various years through 2030, and approximately CDN $12,470,000 in net operating loss carryforwards for Canadian federal and provincial income tax purposes that expire in various years through 2030.  A substantial portion of these losses are subject to a complex set of rules which limit a company’s ability to utilize net operating loss carryforwards and tax credit carryforwards in periods following an ownership change.  As a result, the Company’s utilization of its net operating loss carryforwards could be significantly limited.    The change in valuation allowance for the years ended May 31, 2010 and May 31, 2009 was an increase of $3,099,000 and $354,000, respectively, resulting primarily from net operating losses generated and expired during the periods.

The Company adopted the provisions of FIN 48 on June 1, 2007.  As a result of the implementation of FIN 48, the Company did not recognize a change in the liability for unrecognized tax benefits related to tax positions taken in prior periods and thus, did not record a change in its opening accumulated deficit.  During the years ended May 31, 2010 and 2009, there was no activity related to prior or current years’ tax positions, settlements or reductions resulting from expirations of unrecognized tax benefits or obligations.

Accordingly, there are no unrecognized tax benefits that, if recognized, would affect the effective tax rate.  No interest or penalties have been accrued in the consolidated financial statements related to unrecognized tax benefits.  The Company does not expect a significant increase or decrease in unrecognized tax benefits during the next 12 months.  As of May 31, 2010, the Company’s 2004 through 2010 U.S. tax years and 2001 through 2010 Canadian tax years were open to examination by the federal and major state taxing authorities.

NOTE 12.   EARNINGS / (LOSS) PER SHARE

The following is a reconciliation of basic net income / (loss) per share to diluted net income / (loss) per share:

	Fiscal Years Ended
	May 31, 2010	May 31, 2009
Numerator:
Net loss	$(26,583,731)	$(4,856,356)

Denominator:
Weighted average shares outstanding-basic	58,758,625	55,007,730
Potential shares "in-the-money" under stock
option and warrant agreements	-	-
Less: Shares assumed respurchased under the
treasury stock method	-	-

Weighted average shares outstanding-diluted	58,758,625	55,007,730

Basic net loss per common share	$(0.45)	$(0.09)
Diluted net loss per common share	$(0.45)	$(0.09)

Because the Company reported a net loss during the fiscal years ended May 31, 2010 and 2009, the Company excluded the impact of its common stock equivalents in the computation of dilutive earnings per share for these periods, as their effect would be anti-dilutive.  The following outstanding instruments could potentially dilute earnings per share in the future as of May 31, 2010:

Total dilutive instruments:
Stock options	1,750,567
Restricted stock units	286,664
Escrowed shares	108,304
Senior secured convertible notes and accrued interest	76,086,617
Warrants	8,000,000
Total potential dilutive instruments	86,232,152

NOTE 13.       ECONOMIC DEPENDENCE

The Company had one customer which represented 10% or more of net sales and amounted to approximately $4,941,000 and $4,126,000 for the years ended May 31, 2010 and 2009, respectively.   Sales represented approximately 30% and 19%, respectively, of revenue for the years ended May 31, 2010 and 2009.  Sales were for rewards products and merchandise for the Enterprise Workforce segment.  No other customer sales totaled greater than 10% of revenue for years ended May 31, 2010 and 2009.

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

Our management conducted an evaluation of the effectiveness of our internal control over financial reporting as of May 31, 2010 using the criteria set forth in the Internal Control over Financial Reporting – Guidance for Smaller Public Companies issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based upon the evaluation, our management concluded that our internal control over financial reporting was effective as of May 31, 2010.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the SEC that permit the Company to provide only management’s report in this annual report.

PART III

ITEM 10.        DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Set forth below is certain information regarding our directors and executive officers:

Name	Age	Position
John Long	54	Director, Chief Executive Officer and Acting Chief Financial Officer
Jeffrey Moss	35	Chairman of the Board of Directors
Biju Kulathakal	34	Director
Denis E. Sutton	55	Director
David Kennedy	52	Chief Operating Officer
Ezra Schneier	49	Corporate Development Officer

John Long became our Chief Executive Officer and a member of our Board of Directors on August 13, 2010.  Mr. Long is also currently serving as our Acting Chief Financial Officer.  Immediately prior to joining us,  Mr. Long was, and he continues to be, a principal in Yardley Capital Advisors, LLC, a private equity investment company.  From October 2008 until May 2010, Mr. Long served as Chief Executive Officer of Excelus HR, Inc.  From July 2003 until June 2007, Mr. Long served as Chief Executive Officer of First Advantage Corporation, a diversified business services company

Jeffrey Moss became Chairman of our Board of Directors on August 14, 2010.  Since May 2010, Mr. Moss has served as Chief of Enterprise Growth for Educational Testing Service, Inc., an educational measurement and researching organization.  Prior to joining ETS, from May 2004 until March 2010, Mr. Moss was a principal of Sterling Partners, L.P., a private equity firm.

Biju Kulathakal became a member of our Board of Directors on August 14, 2010. Since 2008 Mr Kulathakal has been Chairman and CEO of Trading Block Holdings, Inc. a retail broker dealer in Chicago, IL.     From 2003 to 2009 he was an investor and partner at GetAMovie which was later sold to McDonalds and is now RedBox. Redbox is one of the largest movie rental companies in the United States and the fastest growing in terms of revenue. From 1999 he was a founder of Enterprise Logic Systems, which is a software development firm that specialized in the financial services and trading industry. He is a founder and board member of the Vidya Foundation. He has previously served on the board of the Beck Foundation, Chicago Charter School foundation, Civitas Schools, Leap Learning Systems and the Heartland Institute. Biju received a BS in Aerospace Engineering from Illinois Institute of Technology.

Denis E. Sutton became a member of our Board of Directors on August 13, 2010.  Since March 2007, Mr Sutton has been Executive Vice President, Human Resources of IMRIS Inc., a biomedical imaging equipment developer.  From March 2005 until March 2007, Mr. Sutton served as Senior Vice President, Human Resources of MTS Allstream Inc., a telecommunications company.

David Kennedy became our Chief Operating Officer on August 13, 2010.  Immediately prior to joining us, Mr. Kennedy was, and he continues to be, a principal in Yardley Capital Advisors, LLC.  From October 2008 until May 2010, Mr. Kennedy served as Chief Operating Officer of Excelus HR, Inc.  From July 2003 until June 2007, Mr. Kennedy served as Executive Vice President, Operations, of First Advantage Corporation.  From January 2003 until February 2006, Mr. Kennedy served as President of First Advantage’s Background Verification group.

Ezra Schneier became our Corporate Development Officer on August 13, 2010.  Immediately prior to joining us, Mr. Schneier was, and he continues to be, a principal in Yardley Capital Advisors, LLC.  From October 2008 until May 2010, Mr. Schneier served as Vice President of Corporate Development of Excelus HR, Inc.  From July 2003 until June 2007, Mr. Schneier served as Vice President of Corporate Development for First Advantage Corporation.

Audit Committee and Audit Committee Financial Expert

The Board of Directors has a separately designated Audit Committee to oversee its accounting and financial reporting processes and the audits of our financial statements.  The Audit Committee is comprised of three non-employees: Jeffrey Moss; Biju Kulathakal; and Denis Sutton.  The Board has determined that all members of the Audit Committee are “independent” as that term is currently defined in Rule 4200(a)(15) of the listing standards of the NASD and Rule 10A-3(b)(1) of the Securities Exchange Act of 1934.  The Audit Committee does not currently have an “audit committee financial expert.”  All of the members of our Board of Directors were recently appointed and are very knowledgeable about the industry in which the Company does business and about capital raising, which we are currently focused on as we seek to implement our new management team's business strategy.  We expect the Board will be expanded in the near future, at which time we expect to add one or more members to the Board who would be deemed to be "audit committee financial experts."

Company Employee Code of Conduct

The Board has adopted a Code of Conduct that applies to our directors, officers and employees, including our principal executive, financial and accounting officers and persons performing similar functions. The Code of Conduct will be made available, without charge, upon written request made to Ginger Simpson, Vice President of Human Resources, at 485 N. Keller Road, Suite 500, Maitland, FL 32751.  In addition, the Code of Conduct is also available on our website at www.workstreaminc.com.

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

To our knowledge, based solely on a review of the copies of such reports furnished to us and written representations that no other reports were required during the year ended May 31, 2010, all Section 16(a) filing requirements applicable to our officers, directors and greater than 10% beneficial owners were complied with.

Procedures to Recommend Nominees to the Board

There have been no changes to the procedures for security holders to recommend nominees to our Board from those set forth in our Proxy Statement dated April 30, 2009 delivered in connection with our 2008 Annual and Special Meeting of Shareholders.

ITEM 11.   EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

The following table sets forth the cash compensation as well as certain other compensation earned during the last two fiscal years for (i) each person who served as our principal executive officer (“PEO”) during our fiscal year ended May 31, 2010 and (ii) our other most highly compensated executive officer other than the PEO who was serving as an executive officer as of May 31, 2010 (collectively referred to as the “Named Executive Officers”):

Name and Principal Position	Year	Salary ($)	Bonus ($)	Restricted Stock Awards ($)(1)	Option Awards ($)(1)	Non-Equity Incentive Plan Compensation ($)	All Other Compensation ($)	Total ($)
Steve Purello, Former President and Chief Executive Officer (2)	2010 2009	92,308 250,000	-- --	-- --	60 22,030	-- --	162,591(3) 10,365(3)	254,899 260,265

Michael Mullarkey, Former Chairman of the Board, Former Chief Executive Officer and President and Former Acting Chief Financial Officer (4)	2010 2009	189,073 --	100,000 39,500	14,955 481	7,252 5,213	-- --	89,917(5) 261,360(5)	378,990 300,860

Jerome Kelliher Former Chief Financial Officer (6)	2010 2009	70,770 --	6,667 --	2,500 --	4,778 --	-- --	2,039 --	79,476 --

(1)
Represents the compensation expense incurred by us in the respective fiscal year in connection with the grants of restricted common stock or stock options, as applicable, calculated in accordance with FAS 123(R). See Note 1 of Notes to Consolidated Financial Statements under Item 8 for additional information, including valuation assumptions used in calculating the fair value of the award.

(2)
Mr. Purello served as our President and Chief Executive Officer from February 2008 until his resignation in October 2009.  Mr. Purello received an annual salary of $250,000 at the time of his resignation.

(3)
Other compensation includes severance and amount of health care benefits paid by the Company on behalf of Mr. Purello.  Severance totaled $150,639 and health insurance was $11,952 in fiscal year 2010.  Fiscal year 2009 Other Compensation was comprised of only health insurance.

(4)
Mr. Mullarkey served as our Chief Executive Officer and President from October 2009 until August 13, 2010.  Mr. Mullarkey also served as our Executive Chairman until August 13, 2010.  Mr. Mullarkey also served as our Acting Chief Financial officer from January 2009 until December 2009, at which time we hired Jerome Kelliher as our Chief Financial Officer.  In his capacity as Acting Chief Financial Officer, Mr. Mullarkey received $1,000 per day, plus expenses, for the time spent working in such capacity.  At the time of his termination as Chief Executive Officer and President, Mr. Mullarkey received an annual salary of $312,000.   The $39,500 in Bonuses for fiscal year 2009 was a bonus paid for Mr. Mullarkey’s consulting work.

(5)
Other compensation is comprised of earnings related to service as Chairman of the Board of Directors ($36,000), consulting fees from periods before he was hired as our CEO ($36,500) and health insurance ($17,417).   During fiscal year 2009, Mr. Mullarkey earned $44,250 and $217,110 for service as Chairman of the Board of Directors and consulting fees, respectively.

(6)
Mr. Kelliher served as our Chief Financial Officer from December 2009 until his resignation in June 2010.  At the time of his resignation, Mr. Kelliher received an annual salary of $160,000.  Mr. Kelliher received no severance in connection with his resignation.  Mr. Kelliher’s other compensation is comprised entirely of health insurance.

EQUITY AWARDS

The following tables set forth certain information concerning equity awards for our Named Executive Officers as of May 31, 2010:

Outstanding Equity Awards at Fiscal Year-End

Option Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($/Sh)	Option Expiration Date

Michael Mullarkey	13,334	--	–	1.29	03/01/12 (1)
	13,334	6,666	–	0.69	11/15/12 (1)
	--	40,000	--	0.34	06/08/14 (1)

Jerome Kelilher	--	160,000	–	0.30	12/07/14(2)

(1)
Option to purchase 13,334 shares of common stock vests equally over three years from the grant date of March 1, 2007.  Option to purchase 20,000 shares of common stock vests equally over three years from the grant date of November 15, 2007.  Option to purchase 40,000 shares of common stock vests equally over three years from the grate date of June 8, 2009.

(2)	Option to purchase 160,000 shares of common stock vests equally over three years from the grant date of December 7, 2009

Stock Awards
Name	Number of Shares or Units of Stock that have not Vested (#)		Market Value of Share or Units of Stock that have not Vested ($)(1)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or other Rights that have not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or other Rights that have not Vested

Michael Mullarkey	6,666	(2)	533	–	–
	40,000	(2)	3,200

Jerome Kelilher	50,000	(3)	4,000	–	–

(1)
The market value per restricted stock unit is calculated by multiplying the number of shares of restricted stock that have not vested by the closing stock price of $0.08 per share as quoted on the OTCBB on May 28, 2010.

(2)
Original grant of 20,000 restricted stock units vesting equally over three years from the grant date of November 15, 2007.  Original grant of 40,000 restricted stock units vesting equally over three years from the grant date of June 8, 2009.

(3)	Original grant of 50,000 restricted stock units vesting equally over three years from the grant date of December 7, 2009.

Employment Contracts, Termination of Employment and Change-in-Control Arrangements

In connection with the exchange transactions and private placement of common shares that was consummated on August 13, 2010, we entered into employment agreements with a new management team consisting of John Long, David Kennedy and Ezra Schneier.  We also entered into an employment agreement with Michael Mullarkey, our former Chairman of the Board, Chief Executive Officer and President.  Mr. Mullarkey subsequently resigned effective as of August 25, 2010.  Below is a summary of the employment agreements with our new management team.

John Long, Chief Executive Officer.  Pursuant to the terms of Mr. Long’s employment agreement, Mr. Long will earn an initial base salary of $250,000.  Upon entering into the employment agreement, Mr. Long received 20,348,798 Restricted Stock Units (“RSUs”) and options to purchase 10,174,399 common shares exercisable at a price of $0.01977 per share.  Such RSUs and options vest in equal quarterly installments beginning on the three month anniversary of the date of grant; provided, however, that upon a “change of control” (as defined in the employment agreement), all unvested RSUs and options shall automatically vest.  Mr. Long is also eligible to receive an annual bonus for each fiscal year of up 100% of his base salary based on achieving certain goals, which are to be mutually agreed upon, including a prorated bonus for the fiscal year ending May 31, 2011.  Such bonus will be payable in cash unless the Board of Directors or the Compensation Committee of the Board determines, in its sole discretion to pay up to, but not more than, 50% of such bonus in fully vested RSUs.  In the event that Mr. Long is terminated without “cause” or resigns for “good reason” (as such terms are defined in the employment agreement), Mr. Long will be entitled to severance equal to his then current salary for a period of six months following the date of termination, certain benefits for such six-month period and a prorated bonus for the year in which he is terminated.

David Kennedy, Chief Operating Officer.  Mr. Kennedy will earn an initial base salary of $125,000.  Upon entering into the employment agreement, Mr. Kennedy received 10,174,399 RSUs and options to purchase 5,087,200 common shares exercisable at a price of $0.01977 per share.  Such RSUs and options vest in equal quarterly installments beginning on the three month anniversary of the date of grant; provided, however, that upon a “change of control” (as defined in the employment agreement), all unvested RSUs and options shall automatically vest.  Mr. Kennedy is also eligible to receive an annual bonus for each fiscal year of up 100% of his base salary based on achieving certain goals, which are to be mutually agreed upon, including a prorated bonus for the fiscal year ending May 31, 2011.  Such bonus will be payable in cash unless the Board of Directors or the Compensation Committee of the Board determines, in its sole discretion to pay up to, but not more than, 50% of such bonus in fully vested RSUs.  In the event that Mr. Kennedy is terminated without “cause” or resigns for “good reason” (as such terms are defined in the employment agreement), Mr. Kennedy will be entitled to severance equal to his then current salary for a period of six months following the date of termination, certain benefits for such six-month period and a prorated bonus for the year in which he is terminated.

Ezra Schneier, Corporate Development Officer.  Mr. Schneier will earn an initial base salary of $125,000.  Upon entering into the employment agreement, Mr. Schneier received 10,174,399 RSUs and options to purchase 5,087,200 common shares exercisable at a price of $0.01977 per share.  Such RSUs and options vest in equal quarterly installments beginning on the three month anniversary of the date of grant; provided, however, that upon a “change of control” (as defined in the employment agreement), all unvested RSUs and options shall automatically vest.  Mr. Schneier is also eligible to receive an annual bonus for each fiscal year of up 100% of his base salary based on achieving certain goals, which are to be mutually agreed upon, including a prorated bonus for the fiscal year ending May 31, 2011.  Such bonus will be payable in cash unless the Board of Directors or the Compensation Committee of the Board determines, in its sole discretion to pay up to, but not more than, 50% of such bonus in fully vested RSUs.  In the event that Mr. Schneier is terminated without “cause” or resigns for “good reason” (as such terms are defined in the employment agreement), Mr. Schneier will be entitled to severance equal to his then current salary for a period of six months following the date of termination, certain benefits for such six-month period and a prorated bonus for the year in which he is terminated.

Compensation of Directors for Fiscal Year 2010

All directors were entitled to reimbursement of their reasonable out-of-pocket expenses incurred in attending Board and committee meetings.  In November 2008 as part of the corporate cost cutting efforts, the Board resolved to reduce the Board Fees to $3,000 per month, payable monthly, and resolved that no member of the Board will be entitled to receive any additional compensation other than the Board Fee in connection with his service as a member of any of the Audit Committee, Compensation Committee, Special Committee or Nominating Committee of the Board.

Each director was eligible to participate in our 2002 Amended and Restated Stock Option Plan and receive 40,000 restricted stock units and option grants each year.

The following table sets forth total compensation paid to the directors for their services during the fiscal year ended May 31, 2010:

Director Compensation Table
	Fees Earned or	Option	RSU	All Other
	Paid in Cash	Awards	Awards	Compensation	Total
Name	($)	($)	($)	($)	($)
Thomas Danis Audit Committee Chairman	30,000	6,505 (1)	14,933 (2)	--	51,438

Michael Gerrior	33,000	6,505 (1)	14,933 (2)	--	54,438

Mitchell Tuchman Compensation Committee Chairman	24,000	6,505 (1)	14,933 (2)	--	45,438

(1)
As of May 31, 2010, the director held options to acquire 100,000 shares of our common stock of which 53,334 were fully vested and exercisable at exercise prices ranging from $0.34 to $1.32.  We recorded non-cash stock based compensation expense of $8,484 in accordance with FAS 123R related to these options during fiscal 2010.

(2)
The director received 13,333 vested restricted stock units in April 2010 at a market value of $1,067.  The director was granted 40,000 restricted stock units in June 2009.  The director has 46,666 unvested RSUs outstanding as of May 31, 2010.  We recorded non-cash stock based compensation expense of $14,933 in accordance with FAS 123R related to the vesting of RSU awards during fiscal 2010.

In connection with the consummation of the transactions contemplated by the Exchange Agreements on August 13, 2010, Thomas Danis and Mitch Tuchman resigned as members of the Board of Directors of the Company.  The Board of Directors appointed in their place Denis Sutton and John Long.  Effective as of August 14, 2010, Mr. Mullarkey and Michael Gerrior resigned as members of the Board of Directors and Jeffrey Moss (Chairman) and Biju Kulathakal were appointed in their place.  Upon their appointment to the Board of Directors, each new member other than Mr. Long was granted 265,000 RSUs and options to purchase 1,350,000 common shares pursuant to the terms of the Company’s 2002 Amended and Restated Stock Option Plan with an exercise price equal to the value weighted average price of our common shares for the twenty trading following August 13, 2010.  The RSUs and options are exercisable on the one year anniversary of the date of their grant.  In addition, each non-employee director will be entitled to receive a cash Board Fee equal to $3,000 per calendar month (or $36,000 per year), payable on a quarterly basis within 10 days of the end of each such quarter.  First quarter fiscal 2011, the Board fees will be paid in common shares instead of cash per the agreement of the Board of Directors.  Additionally, for each quarter following the first quarter will be paid in common shares instead of cash unless the Company successfully raises $500,000 in new capital.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

SECURITY OWNERSHIP OF PRINCIPAL SHAREHOLDERS

The following table sets forth as of September 1, 2010 certain information with respect to the beneficial ownership of each person whom we knew or, based on the filing of a Schedule 13D or 13G, believe to be the beneficial owner of more than 5% of our common shares.

Name and Address of Beneficial Owner	Common Shares Number of Shares (1)	Percent
CCM Master Qualified Fund, Ltd. 1 North Wacker Drive, Suite 4350 Chicago, IL 60606 (2)	383,233,209	46.8%
Magnetar Capital Master Fund, Ltd (3) 1603 Orrington Ave. Evanston, IL 60201	190,158,979	23.2%
Talkot Fund, L.P. Thomas B. Akin IRA 2400 Bridgeway, Suite 300 Sausalito, CA 94965	102,386,649 (4)	12.5%
Crestview Capital Master, L.L.C. 95 Revere Drive, Suite A Northbrook, IL 60062 (5)	41,906,367	5.1%

(1)
With respect to each shareholder, the number of shares includes any shares issuable upon exercise of warrants held by such shareholder that are or will become exercisable within 60 days of September 1, 2010.

(2)
Coghill Capital Management, LLC serves as investment adviser to CCM Master Qualified Fund.  In such capacity. Coghill Capital Management exercises voting and investment power over the common shares help for the account of CCM Master Qualified Fund.  Clint D. Coghill is the managing member of Coghill Capital Management.  The amount beneficially owned excludes common shares issuable upon exercise of warrants held for the account of CCM Master Qualified Fund.  The terms of the warrants contain a blocker provision under which the holder thereof does not have the right to exercise the warrant to the extent that, if exercisable by the holder, the holder thereof or any of its affiliates would beneficially own in excess of 4.9% of the common shares of Workstream.  As a result, such warrants are not currently exercisable.

(3)
Magnetar Capital Partners LP serves as the sole member and parent holding company of Magnetar Financial LLC.  Magnetar Financial serves as investment adviser to Magnetar Capital Master Fund.  In such capacity, Magnetar Financial exercises voting and investment power over the common shares held for the account of Magnetar Capital Master Fund.  Supernova Management LLC is the general partner of Magnetar Capital Partners.  The manager of Supernova Management is Alec N. Litowitz.  The foregoing excludes 2,500,000 common shares issuable upon exercise of a warrant held for the account of Magnetar Capital Master Fund. The terms of the warrant contain a blocker provision under which the holder thereof does not have the right to exercise the warrant to the extent (but only to the extent) that, if exercisable by the holder, the holder thereof or any of its affiliates would beneficially own in excess of 9.99% of the common shares. As a result of application of such blocker, the warrant is not currently exercisable, and the common shares issuable upon exercise of the warrant have not been included in the calculations of beneficial ownership of the Magnetar Capital Master Fund or the aggregate number of outstanding common shares. Without such blocker, Magnetar Capital Master Fund would be deemed to beneficially own 192,658,979 common shares, which would represent beneficial ownership of approximately 23.4% of the common shares, based on the common shares issued and outstanding as of August 13, 2010.

(4)
Consists of 62,797,932 common shares beneficially owned by Talkot Fund, L.P. and 39,588,717 common shares beneficially owned by Thomas B. Akin IRA.  Thomas Akin is the Managing General Partner of the Talkot Fund and has voting and dispositive control over the common shares held by the Thomas B. Akin IRA.

(5)
Crestview Capital Partners, LLC is the sole manager of Crestview Capital Master.  Daniel I. Warsh is the sole manager of Crestview Capital Partners and, therefore, may be deemed to have voting and dispositive power over the common shares held by Crestview Capital Master.  The amount beneficially owned excludes 1,500,000 common shares issuable upon exercise of a warrant held for the account of Crestview Capital Master.  The terms of the warrant contain a blocker provision under which the holder thereof does not have the right to exercise the warrant to the extent that, if exercisable by the holder, the holder thereof or any of its affiliates would beneficially own in excess of 4.9% of the common shares of Workstream.  As a result, this certain warrant is not currently exercisable.

SECURITY OWNERSHIP OF MANAGEMENT

The following table sets forth as of September 1, 2010 the beneficial ownership of our common stock by (i) each director, (ii) each Named Executive Officer and (iii) all of our directors and executive officers as a group.

Name of Beneficial Owner	Amount and Nature of Beneficial Ownership(1)	Percent of Class
Jeffrey Moss	--	--
Biju Kulathakal	--	--
Denis Sutton	--	--
John Long	12,645,414	1.5%
Michael Mullarkey	4,301,668	*
Steve Purello	75,050	*
Jerome Kelliher	--	--
All current executive officers and directors as a group (6 persons)	25,290,828	3.1%

*  Less than 1%.
(1)
With respect to each beneficial owner, the number of shares includes any shares issuable upon exercise of options or Restricted Stock Units held by such beneficial owner that are or will become exercisable within 60 days of September 1, 2010.  Unless otherwise noted, each beneficial owner has sole voting and investment power over the shares that he owns.  Each of these persons may be contacted at our Company address.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Each of our directors other than Mr. Long qualifies as “independent” in accordance with the published listing requirements of NASDAQ.  As provided by the NASDAQ rules, the Board has made a subjective determination as to each independent director that no relationships exists which, in the opinion of the Board, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director.  In making these determinations, the directors reviewed and discussed information provided by the directors with regard to each director’s business and personal activities as they may relate to us and our management.

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

FEES PAID TO AUDITORS

As part of its duties, the Audit Committee has also considered whether the provision of services other than audit services by the independent auditors to us is compatible with maintaining the auditors' independence.  During the fiscal years ended May 31, 2010 and 2009, we incurred fees that were billed by CFR and McGladrey & Pullen, LLP (“McGladrey”), our former auditors, for services rendered in connection with the following services:

Audit Fees

Audit fees consist of those fees incurred in connection with statutory and regulatory filings or engagements and fees necessary to perform an audit or review in accordance with Generally Accepted Auditing Standards.  These fees also include charges for accounting research in connection with the audit and audit committee and shareholder meeting attendance.   Audit fees related to fiscal 2010 and fiscal 2009 services billed by CFR were $195,000 and $160,428, respectively.  Audit fees related to fiscal 2009 services billed by McGladrey were $61,755.

Audit-Related Fees
Audit-related fees consist of the fees for reviewing registration statements, due diligence procedures and research and consultation on proposed transactions including the Empagio Merger.  Audit-related fees related to fiscal 2009 services billed by McGladrey were $31,200.

Tax Fees
Tax fees relate to tax consultation and compliance services, and additional tax research. All of these fees were pre-approved by the Audit Committee.   Tax fees related to fiscal 2010 and fiscal 2009 services billed by CFR were $40,000 and $40,000, respectively.

All Other Fees
There were no other fees billed by CFR or McGladrey in fiscal 2010 and 2009.

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

Financial Statements

The following financial statement documents are filed as part of this Form 10-K:
Consolidated Balance Sheets at May 31, 2010 and 2009
Statements of Operations and Comprehensive Loss for the fiscal years ended May 31, 2010 and 2009
Statements of Stockholders’ Equity (Deficit) for the fiscal years ended May 31, 2010 and 2009
Statements of Cash Flows for the fiscal years ended May 31, 2010 and 2009
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
4.24
Third Amended and Restated Registration Rights Agreement dated August 13, 2010 among Workstream and the Investors party thereto (incorporated by reference to Exhibit 4.1 to the current report on Form 8-K filed on August 19, 2010).

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
10.24**
Separation Agreement and General Release dated as of January 13, 2010 between Steve Purello and Workstream Inc. (incorporated by reference to Exhibit 10.1 to the current report on Form-8-K filed on January 21, 2010).

10.25**	Employment Agreement dated August 13, 2010 between the Workstream Inc. and John Long (incorporated by reference to Exhibit 10.6 to the current report on Form-8-K filed on August 19, 2010).
10.26**	Employment Agreement dated August 13, 2010 between the Workstream Inc. and David Kennedy (incorporated by reference to Exhibit 10.7 to the current report on Form-8-K filed on August 19, 2010).

10.27**	Employment Agreement dated August 13, 2010 between the Workstream Inc. and Ezra Schneier (incorporated by reference to Exhibit 10.8 to the current report on Form-8-K filed on August 19, 2010).
10.28**	Employment Agreement dated August 13, 2010 between the Workstream Inc. and Michael Mullarkey (incorporated by reference to Exhibit 10.9 to the current report on Form-8-K filed on August 19, 2010).
10.29	Transaction Agreement dated July 25, 2007 among the company and the investors listed therein (incorporated by reference to Exhibit 4.2 to the current report on Form - 8-K filed July 31, 2007).
10.30
Form of Exchange Agreement dated as of August 29, 2008 among the Company and each Investor set forth therein (incorporated by reference to Exhibit 10.3 to the current report on Form 8-K filed September 5, 2008).

10.31
Security Agreement dated as of August 29, 2008 among the Company, each subsidiary of the Company and the investors set forth therein (incorporated by reference to Exhibit 10.3 to the current report on Form 8-K filed September 5, 2008).

10.32
Form of Guaranty dated August 29, 2008 from each subsidiary of the Company in favor of each Investor (incorporated by reference to Exhibit 10.4 to the current report on Form 8-K filed September 5, 2008).

10.33
Form of 2010 Exchange and Share Purchase Agreement dated August 13, 2010 among the Company and each Investor party thereto (incorporated by reference to Exhibit 10.1 to the current report on Form-8-K filed on August 19, 2010).

10.34	Stock Purchase Agreement dated August 13, 2010 among Workstream Inc. and the parties thereto (incorporated by reference to Exhibit 10.2 to the current report on Form-8-K filed on August 19, 2010).
10.35
Senior Secured Note in the original principal amount of $750,000 issued in favor of CCM Master Qualified Fund, Ltd. (incorporated by reference to Exhibit 10.3 to the current report on Form-8-K filed on August 19, 2010).

10.36
Security Agreement dated as of August 13, 2010 among Workstream Inc., each of its subsidiaries and the investors party thereto (incorporated by reference to Exhibit 10.4 to the current report on Form 8-K filed on August 19, 2010).

10.37
Guaranty dated August 13, 2010 among each subsidiary of Workstream Inc. in favor of CCM Master Qualified Fund, Ltd. (incorporated by reference to Exhibit 10.5 to the current report on Form 8-K filed on August 19, 2010).

*21.1	List of Subsidiaries.
*23.1	Consent of Cross, Fernandez & Riley, LLP
*31.1	Certification of Chief Executive Officer Pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes Oxley Act of 2002.
*31.2	Certification of Chief Financial Officer Pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes Oxley Act of 2002.
*32.1	Certifications of the Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

* Filed herewith.

** Constitutes a management contract for compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Workstream Inc. (Registrant)

DATE: September 13, 2010	By: /s/ John Long
John Long Chief Executive Officer (Principal Executive Officer)

DATE: September 13, 2010	By: /s/ John Long
Acting Chief Financial Officer (Principal Financial Officer)