Form 10-Q
period 2010-08-31
WORKSTREAM INC
filed 2010-10-20
CIK 1095266

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark One)
☑  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2010

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

As of October 18, 2010 there were 813,111,491 common shares, no par value, outstanding, excluding 108,304 common shares held in escrow.

i

WORKSTREAM INC.

ii

WORKSTREAM INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
As of August 31, 2010 and May 31, 2010
(Unaudited)

	Notes	August 31, 2010	May 31, 2010
ASSETS:		(Unaudited)
Current assets:
Cash and cash equivalents		$1,404,613	$358,529
Accounts receivable, net of allowances of $447,705 and $442,195 at
August 31, 2010 and May 31, 2010, respectively		2,218,789	1,606,623
Prepaid expenses and other assets		79,572	161,692
Total current assets		3,702,974	2,126,844

Equipment, net		232,880	295,798
Other assets		36,993	163,817
Goodwill	3	6,731,326	6,045,900

TOTAL ASSETS		$10,704,173	$8,632,359

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT):
Current liabilities:
Accounts payable		$1,210,449	$1,232,019
Accrued liabilities		3,065,287	3,211,124
Accrued compensation		522,051	516,209
Current portion of long-term obligations		195,685	200,469
Deferred revenue		1,742,310	1,456,005
Total current liabilities		6,735,782	6,615,826

Senior secured note payable	2	-	21,718,093
Senior secured note payable-related party	2	835,743	-
Long-term obligations, less current portion		88,081	138,858
Deferred revenue – long-term		-	7,667
Common stock warrant liability	1	54,100	268,600
Total liabilities		7,713,706	28,749,044

Commitments and Contingencies	4

SHAREHOLDERS’ EQUITY (DEFICIT):	5
Preferred shares, no par value		-	-
Common shares, no par value, issued and outstanding 774,686,152 and 65,666,341 shares as of August 31, 2010 and May 31,2010		135,768,174	114,498,157
Common stock payable		1,112,366	-
Additional paid-in capital		30,555,768	30,313,814
Accumulated deficit	1	(163,507,434)	(163,997,644)
Accumulated other comprehensive loss		(938,407)	(931,012)
Total shareholders’ equity (deficit)		2,990,467	(20,116,685)

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)		$10,704,173	$8,632,359

See accompanying notes to these condensed consolidated financial statements.

WORKSTREAM INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
For the Three Months Ended August 31, 2010 and 2009
(Unaudited)

		Three Months Ended
	Notes	August 31, 2010	August 31, 2009
Revenues:
Software		$1,160,470	$1,606,327
Professional services		38,595	234,338
Rewards		1,966,188	1,423,814
Career networks		571,840	947,266
Revenues, net		3,737,093	4,211,745

Cost of revenues:
Rewards		1,496,494	1,083,674
Other		158,914	206,014
Cost of revenues (exclusive of amortization		1,655,408	1,289,688
and depreciation expense noted below)

Gross profit		2,081,685	2,922,057

Operating expenses:
Selling and marketing		341,856	456,668
General and administrative		2,223,440	2,021,856
Research and development		391,078	429,139
Amortization and depreciation		63,393	281,777
Impairment of goodwill	3	(685,426)	-
Total operating expenses		2,334,341	3,189,440

Operating loss		(252,656)	(267,383)

Other income / (expense):
Interest income and expense, net		(655,540)	(514,075)
Gain on exchange of senior secured notes payable	2	1,192,635	-
Change in fair value of warrants and derivative	2	214,500	423,467
Other income and expense, net		(393)	(1,602)
Other income (expense), net		751,202	(92,210)

Income (loss) before income tax expense		498,546	(359,593)

Income tax expense		(8,336)	(289)

NET INCOME (LOSS)		$490,210	$(359,882)

Income (loss) per share - basic and diluted		$0.00	$(0.01)

Weighted average number of common shares
outstanding:
Basic		166,563,577	56,993,312
Diluted		226,637,429	56,993,312

See accompanying notes to these condensed consolidated financial statements.

WORKSTREAM INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
(Unaudited)

					Accumulated		Total
			Additional	Common	Other		Stockholders'
	Common Stock		Paid-In	Stock	Comprehensive	Accumulated	Equity	Comprehensive
	Shares	Amount	Capital	Payable	Loss	Deficit	(Deficit)	Income
Balance at May 31, 2010	65,666,341	$114,498,157	$30,313,814	$-	$(931,012)	$(163,997,644)	$(20,116,685)

Restricted stock unit grants and expense			224,505				224,505
Issuance of common shares in connection with 2010 exchange transaction	709,019,811	21,270,017					21,270,017
Stock option expense			17,450				17,450
Common stock payable				1,112,366			1,112,366
Net income						490,210	490,210	490,210
Cumulative translation adjustment					(7,395)		(7,395)	(7,395)
Comprehensive income								$482,815
Balance at August 31, 2010	774,686,152	$135,768,174	$30,555,768	$1,112,366	$(938,407)	$(163,507,434)	$2,990,467

WORKSTREAM INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Three Months Ended August 31, 2010 and 2009(Unaudited)

	Three Months Ended
	August 31, 2010	August 31, 2009
Cash flows used in operating activities:
Net income / (loss)	$490,210	$(359,882)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Amortization and depreciation	63,393	281,777
Amortization of deferred financing costs	12,195	-
Leasehold inducement amortization	2,889	6,270
Allowance for doubtful accounts, net	60,745	152,034
Impairment of goodwill	(685,426)	-
Stock-based compensation	241,954	35,155
Non-cash conpensation on stock purchased by management	258,725	-
Gain on exchange of senior secured notes payable	(1,192,635)	-
Change in fair value of warrants and derivative	(214,500)	(423,467)
Net change in components of working capital:
Accounts receivable	(672,910)	172,583
Prepaid expenses and other assets	82,120	(2,242)
Accounts payable	(21,570)	122,689
Accrued liabilities	486,957	486,787
Accrued compensation	5,842	(144,288)
Deferred revenue	278,638	(653,455)
Net cash used in operating activities	(803,373)	(326,039)

Cash flows used in investing activities:
Purchase of equipment	-	(99,385)
Net cash used in investing activities	-	(99,385)

Cash flows provided by / (used in) financing activities:
Proceeds from issuance of stock	1,250,000	-
Proceeds from issuance of senior secured note payable, net of issuance costs $90,000	660,000	-
Repayment of long-term obligations	(52,673)	(128,566)
Net cash provided by / (used in) financing activities	1,857,327	(128,566)

Effect of exchange rate changes on cash and cash equivalents	(7,870)	(21,554)

Net increase / (decrease) in cash and cash equivalents	1,046,084	(575,544)
Cash and cash equivalents - beginning of period	358,529	1,643,768

Cash and cash equivalents - end of period	$1,404,613	$1,068,224

Supplemental schedule of non-cash investing and financing activities:
Equipment acquired under capital leases	$-	$160,042
Cumulative effect of change in accounting principle for warrant classification	$-	$876,400
Exchange of senior secured notes for common stock	$22,382,383	$-

See accompanying notes to these condensed consolidated financial statements.

WORKSTREAM INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE  1.     THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Unaudited Interim Financial Information

The accompanying condensed consolidated balance sheet as of August 31, 2010, the condensed consolidated statements of operations for the three months ended August 31, 2010 and 2009, and the condensed consolidated statements of cash flows for the three months ended August 31, 2010 and 2009 are unaudited but include all adjustments that are, in the opinion of management, necessary for a fair presentation of our financial position at such dates and our results of operations and cash flows for the periods then ended in conformity with U.S. generally accepted accounting principles (“US GAAP”).  The condensed consolidated balance sheet as of May 31, 2010 has been derived from the audited consolidated financial statements at that date but, in accordance with the rules and regulations of the United States Securities and Exchange Commission (“SEC”), does not include all of the information and notes required by US GAAP for complete financial statements.  Operating results for the three months ended August 31, 2010 are not necessarily indicative of results that may be expected for the entire fiscal year.  These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Form 10-K for the fiscal year ended May 31, 2010.

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

Management’s Assessment of Liquidity

The Company has incurred substantial losses in recent periods.  On August 13, 2010, we exchanged our 2009 Senior Secured Notes for common stock.  At the same time we had a private placement and issued a 2010 Note. As a result, we have shareholders’ equity of $2,990,467 as of August 31, 2010.  Income for the three months ended August 31, 2010 was $490,210 and losses for the years ended May 31, 2010 and 2009 were $26,583,731 and $4,856,356, respectively.  Due to significant reductions in operating expenses in the fourth quarter of fiscal 2008 and throughout fiscal 2009 and 2010 together with the $1.25 million received by the Company in connection with its private placement of common shares on August 13, 2010 and $750,000 received by the Company in connection with the issuance of a senior secured note by the Company on August 13, 2010, management believes that current operations will be sufficient to meet its anticipated working capital and capital expenditure requirements.  Based on an analysis of our current contracts, forecasted new business, our current backlog and current expense level along with the conversion and exchange of our senior secured notes and accrued interest to common stock and additional financing received in the first quarter of fiscal 2011, management believes the Company will meet its cash flow needs for fiscal 2011.  The additional financing received by the Company in the first quarter of fiscal 2011 resulted in additional cash used for operating activities.  The Company continues to actively pursue financing from multiple sources including but not limited to, additional sales of common stock for cash, bank financing, and business acquisitions.  If these measures fall short, management will consider additional cost savings measures, including cutting back product development initiatives, further reducing operating expenditures as well as seeking additional financing, if deemed necessary.  We recognize that there are no assurances that the Company will be successful in meeting its cash flow requirements, however, management is confident that, if necessary, there are other alternatives available to fund operations and meet cash requirements during fiscal 2011.

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

Simultaneous with the consummation of the transactions contemplated by the Exchange Agreements, the Company received an additional $750,000 from one of the Investors (the “Lending Investor”) in exchange for a senior secured note (the “2010 Note”).  The 2010 Note is secured by a lien on all of the assets of the Company and its subsidiaries pursuant to the terms of a Security Agreement among the Company, its subsidiaries and the Lending Investor (the “Security Agreement”).  Interest on the 2010 Note accrues at an annual rate of 12%.  From and after the occurrence and during the continuance of any event of default under the 2010 Note, the interest rate then in effect will be automatically increased to 15% per year.  Interest is payable at maturity of the 2010 Note, which is October 13, 2012.  Upon the occurrence of an event of default, as defined in the 2010 Note, the Lending Investor may require the Company to redeem all or a portion of the 2010 Note.  Upon a Disposition (as defined in the 2010 Note), the Company has agreed to use the Net Proceeds from such Disposition to redeem the 2010 Note.  The 2010 Note contains customary covenants with which the Company must comply.  Each subsidiary of the Company delivered a Guaranty pursuant to which it agreed to guarantee the obligations of the Company under the 2010 Note (the “Guaranty”).

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

	May 31, 2009	Effect of Adoption		June 1, 2009

Common stock warrant liability	-	876,400	(1)	876,400
Additional paid-in capital	18,269,589	(338,800)	(2)	17,930,789
Accumulated deficit	(136,876,313)	(537,600)	(3)	(137,413,913)

(1)	Fair value of warrants on May 31, 2009.
(2)	Fair value of warrants upon issuance on August 29, 2008.
(3)	Cumulative change in fair value of warrants from August 29, 2008 through May 31, 2009.

The fair value of the warrants was valued using a lattice-based valuation model with the following key inputs:

	August 31, 2010	May 31, 2010	May 31, 2009	August 29, 2008

Stock price	$ 0.02	$ 0.08	$ 0.37	$ 0.20
Exercise price	$ 0.10	$ 0.10	$ 0.25	$ 0.25
Expected volatility	48% - 159%	77% - 152%	94%-194%	74%-117%
Expected dividend yield	0%	0%	0%	0%
Expected term (in years)	2	2.2	3.2	3.9
Risk-free interest rate	0.14% - 0.47%	0.16% - 0.76%	0.14%-1.42%	1.97%-2.60%

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

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of August 31, 2010.  The Company uses the market approach to measure fair value for its Level 1 financial assets which includes cash equivalents.  The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities.  There were no cash equivalents as of August 31, 2010 or May 31, 2010.  The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values due to the short-term nature of these instruments.  These instruments include cash, accounts receivable, accounts payable and accrued liabilities.

The Company’s 2009 Senior Secured Notes were initially valued using multiple, probability-weighted cash flow outcomes at credit-risk adjusted market rates (“Forward Value”).  The 2009 Senior Secured Notes with options to convert principal balances into common equity derive their value from a combination of the Forward Value and the fair value of the embedded conversion feature (“ECF”).  For purposes of the ECF, management concluded that the Monte Carlo Simulations Method (“MCS”) was the appropriate technique to embody all assumptions market participants would likely consider in estimating the ECF value.

The Company’s 2010 Senior Secured Note was valued using the fair value of the forward cash flows including principal and interest payable through the maturity date, using credit-risk adjusted market rates.

The embedded put derivative on the Company’s 2008 Notes was valued in accordance with ASC 820 using multiple, probability-weighted cash flow outcomes (Level 3 inputs) at credit-risk adjusted market rates (Level 2 inputs).  The Company’s warrants related to the Notes were valued using a lattice-based valuation model with the inputs detailed previously under Warrant Liability.

The following table details the change in the fair value of our financial instruments using significant unobservable inputs (Level 3) during the three months ended August 31, 2010:

Warrant
Liability

Fair value as of May 31, 2010	$268,600
Change in fair value of warrants and derivative	(214,500)
Fair value as of August 31, 2010	$54,100

Impairment of goodwill was measured on a nonrecurring basis using the income approach, which utilizes Level 3 inputs in the fair value hierarchy.

Derivative Financial Instruments

The Company’s 2009 Senior Secured Notes contained certain put derivatives reflected in their contractual rights.  Under certain conversion provisions, if the Company failed to provide timely delivery of shares associated with a conversion of the Notes, the Company would be liable for an amount equal to 2% of the conversion amount and the Holder would have the ability to decide to receive the conversion amounts in cash or in shares.  Under certain of the default provisions, the Holder had the right to put the Notes back to the Company in the event of certain equity-indexed defaults, such as non-delivery of common shares issuable upon exercise of certain warrants.  The Company’s 2010 Note contains a contingent put reflected in the contractual rights of default.  Upon the occurrence of an event of default, as defined in the 2010 Note, the Holder could require us to redeem all or a portion of such Holder’s 2010 Note at a price equal to 100% of the sum of the principal amount of the 2010 Note, accrued and unpaid interest and late fees, if any, to be redeemed. . Upon the occurrence of a disposition or liquidity event, as defined in the 2010 Note, the Holder could require us to redeem all of a portion of such Holder’s 2010 Note as an amount equal to the net proceeds up to the maximum amount owed under the note including outstanding principal, unpaid interest and late fees.  Under ASC 815, Derivatives and Hedging, the risks of equity associated with the conversion provision and certain default provisions are inconsistent with the risks of the debt host and, therefore, embedded derivatives such as these require bifurcation and separate classification at fair value.  The embedded put derivatives are accounted for as a single, compound derivative in accordance with ASC 815-15-25.  Along with these embedded put derivatives, certain Company issued warrants are recorded at fair value, marked-to-market at each reporting period and classified in the Company’s condensed consolidated balance sheet as a separate line item.  The embedded derivatives were not deemed to have any value at August 13, 2010 or August 31, 2010.

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

	Three Months Ended
	August 31, 2010	August 31, 2009

Expected volatility	178% - 198%	169%-171%
Expected dividend yield	0%	0%
Expected term (in years)	3.5	3.45
Risk-free interest rate	1.47% - 2.00%	2.46%-2.71%
Forfeiture rate	30%	30%

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

Accrued Compensation

Included in accrued compensation is $150,000 payable due to a related party.

Comprehensive Income / (Loss)

Comprehensive income / (loss) consists of the following:

	Three Months Ended
	August 31, 2010	August 31, 2009

Net income / (loss)	$490,210	$(359,882)
Foreign currency translations (losses), net	(7,395)	(22,716)
Comprehensive income / (loss)	$482,815	$(382,598)

Subsequent Events

In accordance with ASC 855, Subsequent Events, no material events have occurred subsequent to August 31, 2010 that requires recognition in these financial statements.  No material events have occurred subsequent to August 31, 2010 that requires disclosure in these financial statements.

Recent Accounting Pronouncements

In July 2010, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update No. 2010-20,  Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses (Topic 310)—Receivables  (ASU 2010-20) .  ASU 2010-20 enhances the disclosure requirements about the credit quality and related allowance for credit losses of financing receivables. We will adopt ASU 2010-20 in our third quarter of fiscal 2011, except for certain of the provisions of this update that will be effective in our fourth quarter of fiscal 2011. We are currently evaluating the impact of the pending adoption of ASU 2010-20 on our consolidated financial statements.

In April 2010, the FASB issued Accounting Standards Update No. 2010-17,  Revenue Recognition—Milestone Method (Topic 605) — Revenue Recognition  (ASU 2010-17). ASU 2010-17 provides guidance on defining the milestone and determining when the use of the milestone method of revenue recognition for research or development transactions is appropriate. It provides criteria for evaluating if the milestone is substantive and clarifies that a vendor can recognize consideration that is contingent upon achievement of a milestone as revenue in the period in which the milestone is achieved, if the milestone meets all the criteria to be considered substantive. ASU 2010-17 is effective for us in our first quarter of fiscal 2012 and should be applied prospectively. Early adoption is permitted. If we were to adopt ASU 2010-17 prior to the first quarter of fiscal 2012, we must apply it retrospectively to the beginning of the fiscal year of adoption and to all interim periods presented. We are currently evaluating the impact of the pending adoption of ASU 2010-17 on our consolidated financial statements.

In January 2010, the FASB issued Accounting Standards Update No. 2010-06, Improving Disclosures about Fair Value Measurements (Topic 820) — Fair Value Measurements and Disclosures (ASU 2010-06), to add additional disclosures about the different classes of assets and liabilities measured at fair value, the valuation techniques and inputs used, and the activity in Level 3 fair value measurements (as defined in Note 3 below). Certain provisions of this update will be effective for us in fiscal 2012 and we are currently evaluating the impact of the pending adoption of ASU 2010-06 on our consolidated financial statements.

In September 2009, the FASB issued Accounting Standards Update 2009-13, “Revenue Recognition (Topic 605)—Multiple Deliverable Revenue Arrangements” (“ASU 2009-13’), which addresses the accounting for multiple-deliverable arrangements to enable vendors to account for products or services (deliverables) separately rather than as a combined unit. The new guidance will be effective prospectively for revenue arrangements entered into or materially modified beginning in fiscal years on or after June 15, 2010.

In September 2009, the FASB issued Accounting Standards Update 2009-14, “Software (Topic 985)—Certain Revenue Arrangements That Include Software Elements” (“ASU 2009-14’), which addresses the accounting for revenue transactions involving software. ASU 2009-14 amends ASC 985-605 to exclude from its scope tangible products that contain both software and non-software components that function together to deliver a product’s essential functionality. The new guidance will be effective prospectively for revenue arrangements entered into or materially modified beginning in fiscal years on or after June 15, 2010.

Employment Agreements

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

In connection with the consummation of the transactions contemplated by the Exchange Agreements on August 13, 2010, Thomas Danis and Mitch Tuchman resigned as members of the Board of Directors of the Company.  The Board of Directors appointed in their place Denis Sutton and John Long.  Effective as of August 14, 2010, Mr. Mullarkey and Michael Gerrior resigned as members of the Board of Directors and Jeffrey Moss (Chairman) and Biju Kulathakal were appointed in their place.  Upon their appointment to the Board of Directors, each new member other than Mr. Long was granted 265,000 RSUs and options to purchase 1,350,000 common shares pursuant to the terms of the Company’s 2002 Amended and Restated Stock Option Plan with an exercise price of $0.0293.  The RSUs and options are exercisable on the one year anniversary of the date of their grant.  In addition, each non-employee director will be entitled to receive a cash Board Fee equal to $3,000 per calendar month (or $36,000 per year), payable on a quarterly basis within 10 days of the end of each such quarter.  First quarter fiscal 2011, the Board fees will be  paid in common shares instead of cash per the agreement of the Board of Directors.  Additionally, for each quarter following the first quarter the board fees will be paid in common shares instead of cash unless the Company successfully raises $500,000 in new capital.

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

On June 1, 2009, the Company adopted ASC 815-40, which required it to begin accounting for the 2008 Warrants as a liability due primarily to the reset provisions of the warrant in the event of lower priced financing transactions.  Therefore, they were reclassified out of equity to a liability classification as of June 1, 2009 via a cumulative effect adjustment.

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

Simultaneous and in connection with the consummation of the transactions contemplated by the 2010 Exchange Agreements, the Company received an additional $750,000 from one Holder (the “Lending Investor”) in exchange for a senior secured note (the “2010 Note”).  The 2010 Note is secured by a lien on all of the assets of the Company and its subsidiaries pursuant to the terms of a Security Agreement among the Company, its subsidiaries and the Lending Investor (the “Security Agreement”).  Interest on the 2010 Note accrues at an annual rate of 12%.  From and after the occurrence and during the continuance of any event of default under the 2010 Note, the interest rate then in effect will be automatically increased to 15% per year.  Interest is payable upon the maturity date of October 13, 2012.  Upon the occurrence of an event of default, as defined in the 2010 Note, the Lending Investor may require the Company to redeem all or a portion of the 2010 Note.  Upon a Disposition (as defined in the 2010 Note), the Company has agreed to use the Net Proceeds from such Disposition to redeem the 2010 Note.  The 2010 Note contains customary covenants with which the Company must comply.  Each subsidiary of the Company delivered a Guaranty pursuant to which it agreed to guarantee the obligations of the Company under the 2010 Note.   On August 13, 2010, the 2010 Note had a fair value of $835,743.  The Company’s 2010 Note was valued using the fair value of the forward cash flows including principal and interest payable at the maturity date using the credit-risk adjusted market rates.  This value is being accreted to the face value of the 2010 Note, including accrued interest through the maturity date using the effective interest method.

The 2010 Note also contained a contingent put reflected in the contractual rights of default.  Upon the occurrence of an event of default, as defined in the 2010 Note, the Holder could require us to redeem all or a portion of such Holder’s 2010 Note at a price equal to 100% of the sum of the principal amount of the 2010 Note, accrued and unpaid interest and late fees, if any, to be redeemed. Upon the occurrence of a disposition or liquidity event, as defined in the 2010 Note, the Holder could require us to redeem all of a portion of such Holder’s 2010 Note as an amount equal to the net proceeds up to the maximum amount owed under the note including outstanding principal, unpaid interest and late fees.  Under ASC 815, Derivatives and Hedging, the risks of equity are inconsistent with the risks of the debt host and, therefore, embedded put derivatives such as these require bifurcation and separate classification at fair value.  The value of the embedded put derivatives where deemed to be nil on August 13, 2010 and August 31, 2010.

Simultaneous and in connection with the 2010 Exchange Agreements and the 2010 Note, we issued 63,227,072 in a private placement of $1,250,000 by the new management team and the 2009 Note holders.

We had 37,059,634 shares issued to one of the 2009 Note holders after August 31, 2010.  The value of these shares equaling $1,112,366 is recorded as common stock payable in the accompanying condensed consolidated balance sheet.

The 2010 exchange transaction met the requirements of and was accounted for under ASC 470-60, Debt: Troubled Debt Restructuring By Debtor.  The Company has performed an evaluation and determined that certain prescribed indicators provided by ASC 470 guidance were met to provide evidence that the Company was having financial difficulty.  In addition, the Company determined that creditor granted a concession to the Company since the fair value of the stock and 2010 Note issued to the investors was less than the carrying value of the 2009 Secured Notes and the cash received in the private placement and the 2010 Note.  The fair value of the stock issued in the exchange and the private placement was determined to be $0.03 per share considering guidance of ASC 820, Fair Value Measurements and Disclosures.  The excess of the carrying value of the 2009 Secured Notes, less issuance costs, plus cash received in the exchange over the fair value of the common stock and debt issued in the exchange was recorded as a gain on exchange of debt totaling $1,192,635.  The basic and diluted gain per common share was $0.00.

NOTE 3.     GOODWILL

The following represents the detail of the changes in the goodwill account for the three months ended August 31, 2010:

	Enterprise
	Workforce	Career
	Services	Networks	Total

Goodwill at May 31, 2009	$11,381,660	$6,347,788	$17,729,448
Impairment	(5,335,760)	(6,347,788)	-
Goodwill at May 31, 2010	$6,045,900	$-	$6,045,900
Impairment adjustment	685,426	-	685,426
Goodwill at August 31, 2010	$6,731,326	$-	$6,731,326

During the fourth quarter of fiscal 2010, the Company determined that indicators of impairment existed for the goodwill associated with its Enterprise Workforce operating segment.  Based on this determination, the Company performed an impairment test.  In considering the current and expected future market conditions, the Company determined that the Enterprise Workforce goodwill was impaired in accordance with ASC 350, Intangibles – Goodwill and Other, and the Company recorded non-cash, pre-tax goodwill impairment charges of $5,335,760 during the fiscal year ended May 31, 2010. The Enterprise operating segment goodwill impairment was an estimate that had not yet been finalized.  During the 1st quarter of fiscal year 2011, we had a change in management and well as a conversion of our 2009 Notes to Equity (see Note 2 for further discussion).  The Company felt that these transactions could have impacted the impairment test.  This delayed the impairment test and the Company was unable to fully complete Step 2 of its goodwill impairment testing prior to the issuance of the financials for fiscal year 2010.  Upon finalization of Step 2, a significant adjustment to the impairment estimate was made in the 1st quarter of fiscal year 2011 totaling $685,426 resulting in a partial reversal of the estimated impairment made in the fourth quarter of fiscal 2010.  The Company’s impairment test is based on a discounted cash flow method.  The discounted cash flows analysis is an income method to valuation wherein the total fair value of the business entity is calculated by discounting projected future cash flows back to the date of valuation.

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

NOTE 4.     COMMITMENTS AND CONTINGENCIES

Litigation

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

NOTE 5.     CAPITAL STOCK

Classes of Stock

The authorized share capital consists of an unlimited number of no par value common shares, an unlimited number of no par value Class A Preferred Shares (the “Class A Preferred Shares”), and an unlimited number of no par value Series A Convertible Preferred Shares (the “Series A Shares”).  There were 774,794,456 common shares issued and outstanding, including 108,304 shares being held in escrow, as of August 31, 2010.  There were no Class A Preferred Shares or Series A Shares outstanding as of August 31, 2010.

Stock Plans and Stock-Based Compensation

The Company grants stock options to employees, directors and consultants under the 2002 Amended and Restated Stock Option Plan (the “Plan”), which was most recently amended in November 2007 at the annual shareholders’ meeting. Under the Plan, as amended, the Company is authorized to issue up to 11,000,000 shares of common stock upon the exercise of stock options or restricted stock unit grants.  The Company has granted options that exceed the amount authorized by the Plan.  The Company intends to request shareholder approval to amend the Plan to be sufficient to issue the granted shares.  The Audit Committee of the Board of Directors administers the Plan.  Under the terms of the Plan, the exercise price of any stock options granted shall not be lower than the market price of the common stock on the date of the grant.   The new board of directors and management team were granted stock options at a grant price below the market price on the date of grant.  Options to purchase shares of common stock generally vest ratably over a period of three years and expire five years from the date of grant.

The assumptions used to calculate the fair-value of share-based payment awards are found in Note 1 under Accounting for Stock-Based Compensation.  The Company recognized the following for stock-based compensation expense resulting from stock options in the consolidated statements of operations under general and administrative expenses:

	Three Months Ended
	August 31, 2010	August 31, 2009

Stock compensation expense - options	$17,450	$20,217

Stock option activity and related information is summarized as follows:

				Weighted
		Weighted		Average
		Average	Weighted	Remaining	Aggregate
	Number	Exercise	Average	Contractual	Intrinsic
	of Options	Price	Fair Value	Term (in Years)	Value

Balance outstanding - May 31, 2009	1,427,032	$1.12
Granted	1,224,100	0.30	$0.26
Exercised	-	-
Forfeited or expired	(900,565)	1.03
Balance outstanding - May 31, 2010	1,750,567	0.59
Granted	32,538,318	0.02	$0.04
Exercised	-	-
Forfeited or expired	(8,502,084)	0.04
Balance outstanding - August 31, 2010	25,786,801	$0.05		4.8	$ 4,680

Exercisable - August 31, 2010	842,387	$0.86		2.1	$ -

The aggregate intrinsic value in the table above represents total intrinsic value (of options in the money), which is the difference between the Company’s closing stock price of $0.02 on August 31, 2010, the last trading day of the reporting period and the exercise price times the number of shares, that would have been received by the option holders had the option holders exercised their options on August 31, 2010.

There were no options exercised during the three months ended August 31, 2010 and 2009; and therefore, no intrinsic value or cash received from option exercises during the period.

The following table summarizes information about options outstanding at August 31, 2010:

Range of Exercise Prices	Number of Options Outstanding	Weighted Average Remaining Contractual Life (in Years)	Weighted Average Exercise Price	Number of Options Exercisable	Weighted Average Remaining Contractual Life (in Years)	Weighted Average Exercise Price

$0.02 - $0.99	25,473,467	4.9	$0.04	529,053	2.9	$0.56
$1.00 - $1.99	308,334	0.7	$1.36	308,334	0.7	$1.36
$2.00 - $2.04	5,000	0.4	$2.04	5,000	0.4	$2.04
	25,786,801	4.8	$0.05	842,387	2.1	$0.86

As of August 31, 2010, $752,113 of total unrecognized compensation costs related to non-vested stock options is expected to be recognized ratably over the remaining individual vesting periods up to three years.  The realized tax benefit from stock options and other share based payments was nil for the three months ended August 31, 2010 and 2009 due to the uncertainty of realizability.

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

	Three Months Ended
	August 31, 2010	August 31, 2009

Stock compensation expense - RSUs	$224,505	$14,938

As of August 31, 2010, $1,274,805 of total unrecognized compensation costs related to non-vested restricted stock unit grants is expected to be recognized ratably over the remaining individual vesting periods up to three years.

		Weighted
	Number	Average
	of Units	Fair Value

Outstanding - May 31, 2009	77,774
Granted	310,000	$0.32
Vested and issued	(101,110)
Forfeited or expired	-
Outstanding - May 31, 2010	286,664
Granted	57,219,364	$0.03
Vested and unissued	(7,587,249)
Forfeited or expired	(8,376,183)
Outstanding - August 31, 2010	41,542,596

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

The Company does not allocate other income and expense items such as interest income and expense, change in fair value of warrants and derivative, gain (loss) on extinguishment of debt and other income and expense, as well as income tax expense in the profit and loss presentation for its segments.  The Company deems these costs to be corporate costs that would not necessarily be a part of the individual segments ordinary course of business or does not record these assets by segment.

The following tables summarize the Company’s operations by business segment for the three months ended August 31, 2010 and 2009:

	Three Months Ended			Three Months Ended
	August 31, 2010			August 31, 2009
	Enterprise			Enterprise
	Workforce	Career		Workforce	Career
	Services	Networks	Total	Services	Networks	Total
Software	$1,160,470	$-	$1,160,470	$1,606,327	$-	$1,606,327
Professional services	38,595	-	38,595	234,338	-	234,338
Rewards	1,966,188	-	1,966,188	1,423,814	-	1,423,814
Career services	-	571,840	571,840	-	947,266	947,266
Revenue, net	3,165,253	571,840	3,737,093	3,264,479	947,266	4,211,745
Cost of revenues:
Rewards	1,496,494	-	1,496,494	1,083,674	-	1,083,674
Other	151,614	7,300	158,914	147,039	58,975	206,014
Gross profit	1,517,145	564,540	2,081,685	2,033,766	888,291	2,922,057
Expenses	2,298,645	657,731	2,956,376	1,960,398	947,265	2,907,663
Impairment charges - goodwill	(685,426)	-	(685,426)	-	-	-
Amortization and depreciation	56,566	6,827	63,393	275,190	6,587	281,777
Business segment loss	$(152,640)	$(100,018)	(252,658)	$(201,822)	$(65,561)	(267,383)

Other income (expense) and income tax			742,868			(92,499)
Net income (loss)			$490,210			$(359,882)

NOTE 7.     NET INCOME / (LOSS) PER SHARE

The following is a reconciliation of basic net income / (loss) per share to diluted net income / (loss) per share:

	Three Months Ended
	August 31, 2010	August 31, 2009
Numerator:
Net Income (loss)	$490,210	$(359,882)

Denominator:
Weighted average shares outstanding-basic	166,563,577	56,993,312
Potential shares "in-the-money" under stock
option and warrant agreements	67,549,699	-
Less: Shares assumed repurchased under the
treasury stock method	(7,475,847)	-

Weighted average shares outstanding-diluted	226,637,429	56,993,312

Basic net income (loss) per common share	$0.00	$(0.01)
Diluted net income (loss) per common share	$0.00	$(0.01)

Because the Company reported net income during the three months ended August 31, 2010 the Company included the impact of its common stock equivalents in the computation of dilutive earnings per share for these periods. A net loss was reported during the three months ended August 31, 2009 as such the Company excluded the impact of its common stock equivalents in the computation of dilutive earnings per share for these periods, as their effect would be anti-dilutive.  The following outstanding instruments were excluded from the above computation as their exercise price was greater than the company’s average stock price for the quarter ended August 31, 2010:

Stock options	1,388,002
Warrants	6,500,000
7,888,002

NOTE 8.     ECONOMIC DEPENDENCE

The Company had one customer which represented approximately 24% and 20% of net revenue for the three months ended August 31, 2010 and 2009, respectively, and one customer which represented approximately 48% and 14% of accounts receivable at August 31, 2010 and 2009, respectively.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD LOOKING STATEMENTS

Certain statements discussed in Item 2 (Management’s Discussion and Analysis of Financial Condition and Results of Operations) and elsewhere in this Form 10-Q constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995.  Such forward-looking statements concerning management’s expectations, strategic objectives, business prospects, anticipated economic performance and financial condition and other similar matters involve known and unknown risks, uncertainties and other important factors that could cause the actual results, performance or achievements of results to differ materially from any future results, performance or achievements discussed or implied by such forward-looking statements.   Such risks, uncertainties and other important factors are described in Items 1A (Risk Factors) and 7 (Management’s Discussion and Analysis of Financial Condition and Results of Operations) of the Company’s Form 10-K for the fiscal year ended May 31, 2010 and in Item 1A of Part II hereunder.  The words “estimate,” “project,” “intend,” “believe,” “plan” and similar expressions are intended to identify forward-looking statements.  Forward-looking statements speak only as of the date of the document in which they are made.  The Company disclaims any obligation or undertaking to provide any updates or revisions to any forward-looking statement to reflect any change in the Company’s expectations or any change in events, conditions or circumstances on which the forward-looking statement is based.

The following discussion and analysis should be read in conjunction with our audited consolidated financial statements and related notes included in our Annual Report on Form 10-K as filed on September 13, 2010 and in conjunction with our unaudited condensed consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q.  All figures are in United States dollars, except as otherwise noted.

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

Enterprise Workforce Services

The Enterprise Workforce Services segment primarily consists of HCM software, professional services and additional products sold as part of rewards programs.  Specifically, our Enterprise Workforce segment offers a complete suite of on-demand HCM software solutions, which address performance, compensation, development, recruitment, benefits and rewards. Workstream provides on-demand compensation; performance and talent management solutions and services that help companies manage the entire employee lifecycle - from recruitment to retirement.  We offer software and services that focus on talent management and address the needs of companies to more effectively manage their Human Capital Management (HCM) functions.  Talent Management is the process by which companies recruit, train, evaluate, motivate, develop and retain their employees.  We believe that our integrated TalentCenter Solution Suite, which brings together our entire modular stand-alone applications on a common platform, is more efficient and effective than traditional methods of human resource management. Access to our TalentCenter Solution Suite is offered on a monthly subscription basis under our web-based Software-as-a-Service (“SaaS”) delivery model designed to help companies build high performing workforces, while controlling costs.

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

RESULTS OF OPERATIONS

At the end of fiscal 2008 and the first half of fiscal 2009, management restructured the entire Company and decreased its employee base by 35% and reduced its usage of outside consultants as part of its overall plan to reduce costs to better align them with the Company’s current revenues.  The Company continued this practice in FY 2010.  To monitor our results of operations and financial condition, we review key financial information including net revenues, gross profit, operating income and cash flow from operations.  We have deployed numerous analytical dashboards across our business to assist in evaluating current performance against established metrics, budgets and business objectives on an ongoing basis.  We continue to seek methods to more efficiently monitor and manage our business performance.  Such financial information has been included in the following discussion of the Company’s results of operations.

Revenues

	Three Months Ended August 31
	2010	2009	$ Change	% Change
Revenues:
Software	$1,160,470	$1,606,327	$(445,857)	-27.8%
Professional services	38,595	234,338	(195,743)	-83.5%
Rewards	1,966,188	1,423,814	542,374	38.1%
Career networks	571,840	947,266	(375,426)	-39.6%
Total revenues	$3,737,093	$4,211,745	$(474,652)	-11.3%

Percentage of total revenues:
Software	31.1%	38.1%
Professional services	1.0%	5.6%
Rewards	52.6%	33.8%
Career networks	15.3%	22.5%

Fiscal First Quarter 2011 Compared to Fiscal First Quarter 2010: Software revenue is comprised of hosting, license and maintenance fees.  Software revenue decreased primarily due to lower subscriptions as a result of discontinuing support on old software versions and lack of renewals from existing client base.  Professional services revenues decreased due to less consulting for existing customer upgrades or specialization work and no new customers.  We have implemented a new, more targeted approach during the first quarter of fiscal 2011 in order to attract new customers to coincide with an expected overall economic recovery and anticipated increase in IT spending.  Rewards increased significantly due to better efficiencies by the Company in shipping product and higher utilization of the rewards program by existing customers. Career Networks revenues decreased primarily due to less employer and recruiter advertising and economic conditions that negatively affected deals in the recruiting and career transition services segment of the business along with less availability of financing for its customers. Additionally, we spent less on marketing and advertising and as a result received less leads on which to convert to revenues.  We have implemented a more targeted approach and alternative financing terms for our career transition clients and as a result believe that the second quarter of fiscal 2011 revenues will begin to improve over the first quarter of fiscal 2011.

Cost of Revenues & Gross Profit

	Three Months Ended August 31
	2010	2009	$ Change	% Change
Cost of revenues:
Software	$133,240	$117,026	$16,214	13.9%
Professional services	18,374	30,013	(11,639)	-38.8%
Rewards	1,496,494	1,083,674	412,820	38.1%
Career networks	7,300	58,975	(51,675)	-87.6%
	$1,655,408	$1,289,688	$365,720	28.4%

Gross profit	$2,081,685	$2,922,057	$(840,372)	-28.8%

Gross profit as a percentage of total revenues:
Software	88.5%	92.7%
Professional services	52.4%	87.2%
Rewards	23.9%	23.9%
Career networks	98.7%	93.8%
Total	55.7%	69.4%

Fiscal First Quarter 2011 Compared to Fiscal First Quarter 2010: Software costs of revenues increased due to increases in service provider fees, but decreased as a percentage of revenues primarily due to this increase and lower subscription base as a result of discontinuing support on old software versions and lack of renewals from existing client base.  Professional services costs decreased due to less consulting for existing customer upgrades or specialization work as well as reductions in employee related expenses due to a reduction in headcount.  Rewards cost of revenues increased due to the higher volume of revenues and related margins remained flat quarter over quarter.  Gross profit on our rewards business is driven primarily by the mix of products redeemed by the customers and results typically range between 20%-30%.  Career Networks cost of revenues directly decreased due to the reduction in revenue levels.

Selling & Marketing Expense

	Three Months Ended August 31
	2010	2009	$ Change	% Change

Selling and marketing	$341,856	$456,668	$(114,812)	-25.1%

Percentage of total revenues	9.1%	10.8%

Fiscal First Quarter 2011 Compared to Fiscal First Quarter 2010: Consulting and employment related expenses decreased by approximately $99,000 primarily as a result of the restructuring and reduction of headcount during fiscal 2010.   The additional decrease was due primarily to less trade shows in the first quarter of fiscal 2011.  These decreases were offset by increased administrative expenses.

General & Administrative Expense

	Three Months Ended August 31
	2010	2009	$ Change	% Change

General and administrative	$2,223,440	$2,021,856	$201,584	10.0%

Percentage of total revenues	59.5%	48.0%

Fiscal First Quarter 2011 Compared to Fiscal First Quarter 2010: Consulting, professional fees and employment related expenses decreased by approximately $71,100 as a result of fewer employees and Audit and Tax fees being recorded in the second quarter of Fiscal 2011.  Non-cash stock compensation and RSU expense increased by approximately $201,275 due to changes in management resulting in additional options and restricted stock awards being issued to the new management team and the board of directors. A non-cash compensation adjustment for the difference in the purchase price and the fair value of the private placement from the new management team of $258,725 was recorded.  Other Expenses decreased by approximately $64,100 due to lower costs for postage, credit card fees, payroll fees and public company expenses.  Bad debt expense decreased approximately $109,100 due to accounts being more collectible in Fiscal 2011 versus Fiscal 2010.

Research & Development Expense

	Three Months Ended August 31
	2010	2009	$ Change	% Change

Research and development	$391,078	$429,139	$(38,061)	-8.9%

Percentage of total revenues	10.5%	10.2%

Fiscal First Quarter 2011 Compared to Fiscal First Quarter 2010: Employment related expenses increased by approximately $75,200 as a result of the restructuring and addition in headcount.  Costs associated with consultants and outsourcing of R&D activities decreased by approximately $81,400 during this period.  Space occupancy and telephone expenses also declined approximately $27,300 due to office closures during fiscal year 2010.

Impairment of Goodwill

	Three Months Ended August 31
	2010	2009	$ Change	% Change

Impairment of goodwill	$(685,426)	$-	$(685,426)	N/A

During the fourth quarter of fiscal 2010, the Company determined that indicators of impairment for the goodwill associated with its Enterprise Workforce operating segment.  Based on this determination, the Company performed an impairment test.  In considering the current and expected future market conditions, the Company determined that the Enterprise Workforce goodwill was impaired in accordance with ASC 350, Intangibles – Goodwill and Other, and the Company recorded non-cash, pre-tax goodwill impairment charges of $5,335,760 during the fiscal year ended May 31, 2010. The Enterprise operating segment goodwill impairment was an estimate that had not yet been finalized.  During the 1st quarter of fiscal year 2011, we had a change in management and well as a conversion of our 2009 Notes to Equity (see Note 2 for further discussion).  The Company felt that these transactions could have impacted the impairment test.  This delayed the impairment test and the Company was unable to fully complete Step 2 of its goodwill impairment testing prior to the issuance of the financials for fiscal year 2010.  A significant adjustment to the impairment estimate was made in the 1st quarter of fiscal year 2011 totaling $685,426 resulting in a partial reversal of the estimate impairment made in the fourth quarter of fiscal 2010.  The Company’s impairment test is based on a discounted cash flow method.  The discounted cash flows analysis is an income method of valuation wherein the total fair value of the business entity is calculated by discounting projected future cash flows back to the date of valuation.

Amortization & Depreciation Expense

	Three Months Ended August 31
	2010	2009	$ Change	% Change

Amortization and depreciation	$63,393	$281,777	$(218,384)	-77.5%

Percentage of total revenues	1.7%	6.7%

Fiscal First Quarter 2011 Compared to Fiscal First Quarter 2010: Amortization expense decreased by nearly $21,000 due to certain acquired intangible assets becoming fully amortized in prior years.  Without additional business acquisitions, we are not expecting to incur any additional amortization costs during fiscal 2011.  Therefore, fiscal 2011 expense will be less than fiscal 2010.  Depreciation expense also decreased by approximately $196,000 due to many of our fixed assets becoming fully depreciated during fiscal year 2010.

Interest Income & Expense, Net

	Three Months Ended August 31
	2010	2009	$ Change	% Change

Interest income and expense, net	$(655,540)	$(514,075)	$(141,465)	27.5%

Fiscal First Quarter 2011 Compared to Fiscal First Quarter 2010: Interest expense on the outstanding 2009 Senior Secured Notes increased significantly due to a higher principal and interest balance as well as a higher applicable interest rate (i.e., 9.5% to 7.0%) over the 2008 Secured Notes.

Change in Fair Value of Warrants & Derivative

	Three Months Ended August 31
	2010	2009	$ Change	% Change

Change in fair value of warrants and derivative	$214,500	$423,467	$(208,967)	N/A

On June 1, 2009, the Company adopted ASC 815, which required it to begin accounting for the New Warrants as a liability due primarily to the reset provisions of the warrant in the event of lower priced financing transactions.  Therefore, the fair value of the New Warrants was reclassified from equity to a liability classification as of June 1, 2009 via a cumulative effect adjustment.  We recognized amounts of $214,500 and $450,800 associated with the change in the fair value of the New Warrants in the condensed consolidated statement of operations for the three months ended August 31, 2010 and 2009, respectively.   In addition, the change for the three months ended August 31, 2009 includes ($27,333) change in the fair value of an embedded put derivative in the 2008 Senior Secured Note.

Gain on Extinguishment of Debt

	Three Months Ended August 31
	2010	2009	$ Change	% Change

Gain on extinguishment of debt	$1,192,635	$-	$1,192,635	N/A

On August 13, 2010, the Company exchanged its 2009 senior secured notes for common stock. Furthermore, this transaction was combined with a private placement for equity and the issuance of a 2010 Note which resulted in a gain on exchange of debt of $1,192,635.  The private placement was additional capital invested in the Company by several of the 2009 Note holders.  The 2010 Note was provided by one of the 2009 Note holders as additional working capital for the Company and matures on October 13, 2012.

Income Taxes

	Three Months Ended August 31
	2010	2009	$ Change	% Change

Income tax expense	$(8,336)	$(289)	$(8,047)	2784.4%

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

LIQUIDITY AND CAPITAL RESOURCES

Working Capital: Working capital, which represents current assets less current liabilities, was negative $3.0 million.  Further improvement of working capital is a component of management’s overall plan to better align the Company’s financial position with its current operational requirements.

Cash & Cash Equivalents: As of August 31, 2010, we have approximately $1,404,000 in cash, which primarily consists of deposits held with banks.  Cash increased from May 31, 2010 primarily due to a private placement and a new secured note issued on August 13, 2010.

Accounts Receivable: Days sales outstanding (“DSO”) is based upon a rolling 12 month calculation performed quarterly.  It is calculated as total accounts receivable (less Allen & Associates accounts receivable) divided by average day’s sales, which is calculated as revenues (less Allen & Associated revenues) divided by the total number of days in period.  The DSO ratio increased to 30.6 days at August 31, 2010 from 27.5 days at May 31, 2010.  The cause for the change days sales outstanding is primarily due to an increase in the rewards business revenue and accounts receivable.

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

Cash Flows: The following is a summary of cash flow activities for the three months ended August 31, 2010 and 2009:

	Three Months Ended August 31
	2010	2009	$ Change	% Change

Cash used in operating activities	$(803,373)	$(326,039)	$(477,334)	146.4%
Cash (used in) investing activities	-	(99,385)	99,385	-100.0%
Cash provided/(used in) by financing activities	1,857,327	(128,566)	1,985,893	-1544.6%

Cash Flows From Operating Activities: The increase in these cash flows primarily relates to the goodwill impairment reversal and the gain on the extinguishment of debt.  Without these two transactions, we would have had a net loss instead of net income.  The increase is also affected by the increase in deferred revenue and accounts receivable.

Cash Flows From Investing Activities: The changes in these cash flows relate to a temporary suspension of purchasing equipment.

Cash Flows From Financing Activities: The increase in these cash flows primarily relates to a private placement for equity and a new secured note for $1,250,000 and $660,000, respectively.

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

	Three Months Ended August 31
	2010	2009

Net income / (loss), as reported under US GAAP	$490,210	$(359,882)

Effects of certain transactions:
Interest income and expense, net	655,540	514,075
Income tax expense	8,336	289
Amortization and depreciation	63,393	281,777
Stock-based compensation	241,954	35,155
Gain on exchange of senior secured notes payable	(1,192,635)	-
Impairment of goodwill	(685,426)	-
Change in fair value of warrants and derivative	(214,500)	(423,467)
Other income and expense, net	393	1,602

EBITDA, as adjusted	$(632,735)	$49,549

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

The exchange of the 2009 Notes discussed above eliminates the need for quarterly principal payments and the final payment of principal on the 2009 Notes and accrued interest in 2012.  This allows for the usage of this cash for operations.

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

An accounting policy is deemed to be critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, if different estimates reasonably could have been used, or if changes in the estimate that are reasonably likely to occur could materially impact the financial statements.  Management makes estimates and assumptions that affect the value of assets and the reported revenues.  The accounting policies that reflect our more significant estimates, judgments and assumptions and which management believes are the most critical to aid in fully understanding and evaluating the Company’s reported financial results include: revenue recognition, allowance for trade receivables, impairment analysis for goodwill, valuation of derivative financial instruments, valuation of deferred taxes, and valuation of compensation expense on share-based awards.  In many cases, the accounting treatment of a particular transaction is specifically dictated by U.S. GAAP and does not require management's judgment in its application.  There are also areas in which management's judgment in selecting among available alternatives would not produce a materially different result.  Management has discussed the development, selection and disclosure of critical accounting policies and estimates with our Board of Directors.  Management believes that there have been no significant changes during the three months ended August 31, 2010 to the items that were disclosed as the Company’s critical accounting policies and estimates in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in the Company’s Form 10-K for the fiscal year ended May 31, 2010.

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

In the Annual Report on Form 10-K for the fiscal year ended May 31, 2010, we identified no material weaknesses in our internal controls. As of August 31, 2010 under the supervision of and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934. Based upon our evaluation, management concluded that our internal controls over financial reporting were effective as of August 31, 2010.  In connection with this evaluation, management identified changes in our internal control over financial reporting that occurred during the most recent fiscal quarter that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.  Michael Mullarkey, our prior Chief Executive Officer and Jerome Kelliher, our prior Chief Financial Officer resigned during the first quarter of FY 2011.  The Company has hired John Long as our new Chief Executive Officer and acting Chief Financial Officer and David Kennedy as the Chief Operating Officer.

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

In addition to the information set forth under Item 1A of Part I to our Annual Report on Form 10-K for the year ended May 31, 2010, you should carefully consider the following factors, which could have a material adverse effect on our results of operations, financial condition, cash flows, business or the market for our common shares.  Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may also materially adversely affect our business, financial condition and future results of operations.  We cannot assure you that we will successfully address any of these risks or address them on a continuing basis.

We have limited operating funds.

The Company has incurred substantial losses in recent periods.  On August 13, 2010, we converted our 2009 Senior Secured Notes to equity.  At the same time we had a private placement and issued a 2010 Secured Note. As a result, we have a shareholders’ equity of $2,990,467 as of August 31, 2010.  Income for the three months ended August 31, 2010 was $490,210 and losses for the years ended May 31, 2010 and 2009 were $26,583,731 and $4,856,356, respectively.  Due to significant reductions in operating expenses in the fourth quarter of fiscal 2008 and throughout fiscal 2009 and 2010, together with our recently completed private placement of common shares for an aggregate $1.25 million and the conversion of our senior secured debt to common shares, each as described below, management believes that current operations will be sufficient to meet its anticipated working capital and capital expenditure requirements.  The current operating loss is the result of current economic conditions and is a reflection of the overall health of the economy as a whole.  Based on an analysis of our current contracts, forecasted new business, our current backlog and current expense level along with the refinancing of the Notes, management believes the Company will meet its cash flow needs for fiscal 2011.  If these measures fall short, management will consider additional cost savings measures, including cutting back product development initiatives, further reducing operating expenditures as well as seeking additional financing, if deemed necessary.  We recognize that there are no assurances that the Company will be successful in meeting its cash flow requirements, however, management is confident that, if necessary, there are other alternatives available to fund operations and meet cash requirements during fiscal 2011.

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

Workstream Inc. (Registrant)

DATE: October 20, 2010	By: /s/ John Long
John Long Chief Executive Officer (Principal Executive Officer)

DATE: October 20, 2010	By: /s/ John Long
John Long Acting Chief Financial Officer (Principal Financial Officer)