Form 10-Q
period 2010-11-30
WORKSTREAM INC
filed 2011-01-14
CIK 1095266

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark One)
☑  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2010

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

As of January 12, 2011 there were 816,502,956 common shares, no par value, outstanding, excluding 108,304 common shares held in escrow.

i

WORKSTREAM INC.

ii

WORKSTREAM INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
As of November 30, 2010 and May 31, 2010

	Notes	November 30, 2010	May 31, 2010
ASSETS:		(Unaudited)
Current assets:
Cash and cash equivalents		$375,161	$358,529
Accounts receivable, net of allowances of $512,224 and $442,195 at
November 30, 2010 and May 31, 2010, respectively		1,832,296	1,606,623
Prepaid expenses and other assets		52,110	161,692
Total current assets		2,259,567	2,126,844

Equipment, net		199,458	295,798
Other assets		43,043	163,817
Intangible assets, net		150,162	-
Goodwill	3	6,731,326	6,045,900

TOTAL ASSETS		$9,383,556	$8,632,359

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT):
Current liabilities:
Accounts payable		$939,927	$1,232,019
Accrued liabilities		1,837,481	3,211,124
Accrued compensation		403,562	516,209
Current portion of long-term obligations		172,941	200,469
Deferred revenue		1,272,563	1,456,005
Total current liabilities		4,626,474	6,615,826

Senior secured note payable	2	-	21,718,093
Senior secured note payableand accrued interest, net-related party	2	849,926	-
Long-term obligations, less current portion		65,426	138,858
Deferred revenue – long-term		21,440	7,667
Common stock warrant liability	1	67,100	268,600
Total liabilities		5,630,366	28,749,044

Commitments and Contingencies	4

SHAREHOLDERS’ EQUITY (DEFICIT):	5
Preferred shares, no par value		-	-
Common shares, no par value, issued and outstanding 816,502,956 and 65,666,341 shares as of November 30, 2010 and May 31,2010		136,880,540	114,498,157
Additional paid-in capital		30,760,815	30,313,814
Accumulated deficit	1	(162,913,611)	(163,997,644)
Accumulated other comprehensive loss		(974,554)	(931,012)
Total shareholders’ equity (deficit)		3,753,190	(20,116,685)

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)		$9,383,556	$8,632,359

See accompanying notes to these condensed consolidated financial statements.

WORKSTREAM INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
For the Three and Six Months Ended November 30, 2010 and 2009
(Unaudited)

		Three Months Ended		Six Months Ended
	Notes	November 30, 2010	November 30, 2009	November 30, 2010	November 30, 2009
Revenues:
Software		$1,127,931	$1,739,128	$2,288,399	$3,345,455
Professional services		109,839	273,567	148,434	507,905
Rewards		2,032,255	2,096,257	3,998,443	3,520,071
Career networks		574,631	921,167	1,146,471	1,868,433
Revenues, net		3,844,656	5,030,119	7,581,747	9,241,864

Cost of revenues:
Rewards		1,512,777	1,525,358	3,009,271	2,609,033
Other		174,992	206,692	333,905	412,705
Cost of revenues (exclusive of amortization		1,687,769	1,732,050	3,343,176	3,021,738
and depreciation expense noted below)

Gross profit		2,156,887	3,298,069	4,238,571	6,220,126

Operating expenses:
Selling and marketing		433,340	545,513	763,601	1,002,181
General and administrative		1,727,356	1,971,921	3,962,392	3,993,777
Research and development	4	(674,293)	341,148	(283,215)	770,287
Amortization and depreciation		47,884	300,924	111,277	582,701
Impairment of goodwill	3	-	-	(685,426)	-
Total operating expenses		1,534,287	3,159,506	3,868,629	6,348,946

Operating Income (loss)		622,600	138,563	369,942	(128,820)

Other income / (expense):
Interest income and expense, net		(16,828)	(887,502)	(672,367)	(1,401,577)
Gain on exchange of senior secured notes payable	2	-	-	1,192,635	-
Change in fair value of warrants and derivative	2	(13,000)	364,226	201,500	787,693
Other income and expense, net		71	43,620	(321)	42,018
Other income (expense), net		(29,757)	(479,656)	721,447	(571,866)

Income (loss) before income tax expense		592,843	(341,093)	1,091,389	(700,686)

Income tax expense		980	(39)	(7,356)	(328)

NET INCOME (LOSS)		$593,823	$(341,132)	$1,084,033	$(701,014)

Income (loss) per share - basic and diluted		$0.00	$(0.01)	$0.00	$(0.01)

Weighted average number of common shares
outstanding:
Basic		812,298,199	56,997,415	487,666,585	56,995,352
Diluted		853,035,207	56,997,415	540,921,399	56,995,352

See accompanying notes to these condensed consolidated financial statements.

WORKSTREAM INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
(Unaudited)

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-In	Comprehensive	Accumulated	Stockholders'	Comprehensive
	Shares	Amount	Capital	Loss	Deficit	Equity (Deficit)	Income
Balance at May 31, 2010	65,666,341	$114,498,157	$30,313,814	$(931,012)	$(163,997,644)	$(20,116,685)

Restricted stock unit grants and restricted common stock issuances	3,391,465		334,277			334,277
Issuance of common shares in connection with 2010 exchange transaction	746,079,445	22,382,383				22,382,383
Stock option expense			85,724			85,724
Issuance of common shares for services	1,365,705		27,000			27,000
Net income					1,084,033	1,084,033	1,084,033
Cumulative translation adjustment				(43,542)		(43,542)	(43,542)
Comprehensive income							$1,040,491
Balance at November 30, 2010	816,502,956	$136,880,540	$30,760,815	$(974,554)	$(162,913,611)	$3,753,190

WORKSTREAM INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Six Months Ended November 30, 2010 and 2009
(Unaudited)

	Six Months Ended
	November 30, 2010	November 30, 2009
Cash flows used in operating activities:
Net income / (loss)	$1,084,033	$(701,014)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Amortization and depreciation	111,277	582,701
Amortization of deferred financing costs	12,195	-
Leasehold inducement amortization	5,778	4,778
Allowance for doubtful accounts, net	63,063	198,642
Impairment of goodwill	(685,426)	-
Stock-based compensation	420,001	70,274
Non-cash compensation on stock purchased by management	258,725	-
Non-cash compensation on stock for board member fees	27,000	-
Gain on exchange of senior secured notes payable	(1,192,635)	-
Non-cash gain on settlements of accrued liabilities	(993,218)	-
Change in fair value of warrants and derivative	(201,500)	(787,693)
Net change in components of working capital:
Accounts receivable	(288,736)	(1,034,189)
Prepaid expenses and other assets	103,532	6,977
Accounts payable	(292,092)	(639,262)
Accrued liabilities	260,775	2,049,734
Accrued compensation	(112,647)	149,019
Deferred revenue	(169,669)	74,043
Net cash used in operating activities	(1,589,544)	(25,990)

Cash flows used in investing activities:
Purchase of equipment	-	(106,761)
Capitalization of Software Development Costs	(150,162)	-
Net cash used in investing activities	(150,162)	(106,761)

Cash flows provided by / (used in) financing activities:
Proceeds from issuance of stock	1,250,000	-
Proceeds from issuance of senior secured note payable, net of issuance costs $90,000	660,000	(135,788)
Repayment of long-term obligations	(108,614)	(164,573)
Net cash provided by / (used in) financing activities	1,801,386	(300,361)

Effect of exchange rate changes on cash and cash equivalents	(45,048)	(17,022)

Net increase / (decrease) in cash and cash equivalents	16,632	(450,134)
Cash and cash equivalents - beginning of period	358,529	1,643,768

Cash and cash equivalents - end of period	$375,161	$1,193,634

Supplemental schedule of non-cash investing and financing activities:
Equipment acquired under capital leases	$13,431	$191,298
Cumulative effect of change in accounting principle for warrant classification	$-	$876,400
Exchange of senior secured notes for common stock	$22,382,383	$-

See accompanying notes to these condensed consolidated financial statements.

WORKSTREAM INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE  1.     THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Unaudited Interim Financial Information

The accompanying condensed consolidated balance sheet as of November 30, 2010, the condensed consolidated statements of operations for the six months ended November 30, 2010 and 2009, and the condensed consolidated statements of cash flows for the six months ended November 30, 2010 and 2009 are unaudited but include all adjustments that are, in the opinion of management, necessary for a fair presentation of our financial position at such dates and our results of operations and cash flows for the periods then ended in conformity with U.S. generally accepted accounting principles (“US GAAP”).  The condensed consolidated balance sheet as of May 31, 2010 has been derived from the audited consolidated financial statements at that date but, in accordance with the rules and regulations of the United States Securities and Exchange Commission (“SEC”), does not include all of the information and notes required by US GAAP for complete financial statements.  Operating results for the three and six months ended November 30, 2010 are not necessarily indicative of results that may be expected for the entire fiscal year.  These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Form 10-K for the fiscal year ended May 31, 2010.

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

Management’s Assessment of Liquidity

The Company has incurred substantial losses in recent periods.  On August 13, 2010, we exchanged our 2009 Senior Secured Notes for common stock.  At the same time we had a private placement and issued a 2010 Note. As a result, we have shareholders’ equity of $3,753,190 as of November 30, 2010.  Income for the six months ended November 30, 2010 was $1,084,033 and losses for the years ended May 31, 2010 and 2009 were $26,583,731 and $4,856,356, respectively.  Due to significant reductions in operating expenses in the fourth quarter of fiscal 2008 and throughout fiscal 2009 and 2010 together with the $1.25 million received by the Company in connection with its private placement of common shares on August 13, 2010 and $750,000 received by the Company in connection with the issuance of a senior secured note by the Company on August 13, 2010, management believes that current operations will be sufficient to meet its anticipated working capital and capital expenditure requirements.  Based on an analysis of our current contracts, forecasted new business, our current backlog and current expense level along with the conversion and exchange of our senior secured notes and accrued interest to common stock and additional financing received in the first quarter of fiscal 2011, management believes the Company will meet its cash flow needs for fiscal 2011.  The additional financing received by the Company in the first quarter of fiscal 2011 resulted in additional cash used for operating activities.  The Company continues to actively pursue financing from multiple sources including but not limited to, additional sales of common stock for cash, bank financing, and business acquisitions.  If these measures fall short, management will consider additional cost savings measures, including cutting back product development initiatives, further reducing operating expenditures as well as seeking additional financing, if deemed necessary.  We recognize that there are no assurances that the Company will be successful in meeting its cash flow requirements, however, management is confident that, if necessary, there are other alternatives available to fund operations and meet cash requirements during fiscal 2011.

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

The new board of directors has agreed to accept common shares in lieu of cash for the board fees.  Additionally, for each quarter following the first quarter board fees will be paid in common shares instead of cash unless otherwise decided by the board of directors.

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

Liberty Mutual Insurance Company has given notice that they will not renew their contract with Workstream.   In Fiscal Year 2010 Liberty comprised 30% of Workstream’s revenue.  Although we are disappointed by Liberty Mutual’s decision, the Rewards service is low margin and working capital intensive.  It is not core to our vision of a Human Resources software and technology enabled service business.   We will continue to focus on generating revenue growth through sales of our enterprise software solutions.

On December 17, 2010, Workstream Inc. completed a private placement sale (the “Private Placement”) of 40,312,500 common shares to certain accredited investors (the “Investors”) pursuant to the terms of  Subscription Agreements with each Investor.  The aggregate proceeds from the Private Placement were $645,000.  The Company intends to use the proceeds from the Private Placement for working capital.

Use of Estimates

The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions affecting the amounts reported in the consolidated financial statements and the accompanying notes.  Changes in these estimates and assumptions may have a material impact on the financial statements and accompanying notes.

Warrant Liability

The Company follows the guidance primarily codified in ASC 815, Derivatives and Hedging on determining whether an instrument (or embedded feature) is indexed to an entity’s own stock.  For instruments that meet the requirements for liability classification, the changes in fair value are included in the Statement of Operations and Comprehensive Income (Loss).

Warrants issued in conjunction with the 2008 Senior Secured Notes Payable are classified as liabilities.  The fair value of the warrants was valued using a lattice-based valuation model with the following key inputs:

	November 30, 2010	May 31, 2010	May 31, 2009	August 29, 2008

Stock price	$0.02	$0.08	$0.37	$0.20
Exercise price	$0.10	$0.10	$0.25	$0.25
Expected volatility	134% - 224%	77% - 152%	94%-194%	74%-117%
Expected dividend yield	0%	0%	0%	0%
Expected term (in years)	1.7	2.2	3.2	3.9
Risk-free interest rate	0.17% - 0.45%	0.16% - 0.76%	0.14%-1.42%	1.97%-2.60%

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

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of November 30, 2010.  The Company uses the market approach to measure fair value for its Level 1 financial assets which includes cash equivalents.  The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities.  There were no cash equivalents as of November 30, 2010 or May 31, 2010.  The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values due to the short-term nature of these instruments.  These instruments include cash, accounts receivable, accounts payable and accrued liabilities.

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

The following table details the change in the fair value of our financial instruments using significant unobservable inputs (Level 3) during the six months ended November 30, 2010:

Warrant
Liability

Fair value as of May 31, 2010	$268,600
Change in fair value of warrants and derivative	(201,500)
Fair value as of November 30, 2010	$67,100

Impairment of goodwill was measured on a nonrecurring basis using the income approach, which utilizes Level 3 inputs in the fair value hierarchy.

Derivative Financial Instruments

The Company’s 2009 Senior Secured Notes, that were exchanged for common stock on August 13, 2010, contained certain put derivatives reflected in their contractual rights.  Under certain conversion provisions, if the Company failed to provide timely delivery of shares associated with a conversion of the Notes, the Company would be liable for an amount equal to 2% of the conversion amount and the Holder would have the ability to decide to receive the conversion amounts in cash or in shares.  Under certain of the default provisions, the Holder had the right to put the Notes back to the Company in the event of certain equity-indexed defaults, such as non-delivery of common shares issuable upon exercise of certain warrants.

The Company’s 2010 Note contains a contingent put reflected in the contractual rights of default.  Upon the occurrence of an event of default, as defined in the 2010 Note, the Holder could require us to redeem all or a portion of such Holder’s 2010 Note at a price equal to 100% of the sum of the principal amount of the 2010 Note, accrued and unpaid interest and late fees, if any, to be redeemed. Upon the occurrence of a disposition or liquidity event, as defined in the 2010 Note, the Holder could require us to redeem all of a portion of such Holder’s 2010 Note as an amount equal to the net proceeds up to the maximum amount owed under the note including outstanding principal, unpaid interest and late fees.  Under ASC 815, Derivatives and Hedging, the risks of equity associated with the conversion provision and certain default provisions are inconsistent with the risks of the debt host and, therefore, embedded derivatives such as these require bifurcation and separate classification at fair value.  The embedded put derivatives are accounted for as a single, compound derivative in accordance with ASC 815-15-25.  The embedded derivatives were not deemed to have any value at August 13, 2010 or November 30, 2010.  Along with these embedded put derivatives, certain Company issued warrants are recorded at fair value, marked-to-market at each reporting period and classified in the Company’s condensed consolidated balance sheet as a separate line item.

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

	Six Months Ended
	November 30, 2010	November 30, 2009

Expected volatility	178% - 200%	169%-171%
Expected dividend yield	0%	0%
Expected term (in years)	3.45	3.45
Risk-free interest rate	1.18% - 2.00%	2.46%-2.71%
Forfeiture rate	30%	30%

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

Software Developed for Internal Use

In accordance with FASB ASC 350, “Intangibles-Goodwill and Other, Internal-Use Software”, the costs incurred in the preliminary stages of development are expensed as incurred.  Once an application has reached the development stage, internal costs are capitalized until the software is substantially complete and ready for its intended use.  Internal use software is amortized on a straight-line basis over its estimated useful life, generally five years.  Management evaluates the useful lives of these assets on an annual basis and tests for impairments whenever events or changes in circumstances occur that could impact the recoverability of these assets.

The company capitalized internal-use software costs for the three and six months ending November 30, 2010 of $150,162.  The company will begin amortizes those costs when the product is placed into service.

Accrued Compensation

Included in accrued compensation is $150,000 payable due to a related party.

Comprehensive Income / (Loss)

Comprehensive income / (loss) consists of the following:

	Three Months Ended		Six Months Ended
	November 30, 2010	November 30, 2009	November 30, 2010	November 30, 2009

Net income / (loss)	$593,823	$(341,132)	$1,084,033	$(701,014)
Foreign currency translations (losses), net	(36,147)	7,184	(43,542)	(15,532)

Comprehensive income / (loss)	$557,676	$(333,948)	$1,040,491	$(716,546)

Subsequent Events

In accordance with ASC 855, Subsequent Events, no material events have occurred subsequent to November 30, 2010 that requires recognition in these financial statements.

On December 17, 2010, Workstream Inc. completed a private placement sale (the “Private Placement”) of 40,312,500 common shares to certain accredited investors (the “Investors”) pursuant to the terms of Subscription Agreements with each Investor.  The aggregate proceeds from the Private Placement were $645,000.  The Company intends to use the proceeds from the Private Placement for working capital.  The common shares were offered and sold pursuant to an exemption from registration under Section 4(2) of the Securities Act of 1933.

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

In January 2010, the FASB issued Accounting Standards Update No. 2010-06, Improving Disclosures about Fair Value Measurements (Topic 820) — Fair Value Measurements and Disclosures (ASU 2010-06), to add additional disclosures about the different classes of assets and liabilities measured at fair value, the valuation techniques and inputs used, and the activity in Level 3 fair value measurements. Certain provisions of this update will be effective for us in fiscal 2012 and we are currently evaluating the impact of the pending adoption of ASU 2010-06 on our consolidated financial statements.

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

In connection with the consummation of the transactions contemplated by the Exchange Agreements on August 13, 2010, Thomas Danis and Mitch Tuchman resigned as members of the Board of Directors of the Company.  The Board of Directors appointed in their place Denis Sutton and John Long.  Effective as of August 14, 2010, Mr. Mullarkey and Michael Gerrior resigned as members of the Board of Directors and Jeffrey Moss (Chairman) and Biju Kulathakal was appointed in their place.  Upon their appointment to the Board of Directors, each new member other than Mr. Long was granted 265,000 RSUs and options to purchase 1,350,000 common shares pursuant to the terms of the Company’s 2002 Amended and Restated Stock Option Plan with an exercise price of $0.0293.  The RSUs and options are exercisable on the one year anniversary of the date of their grant.  In addition, each non-employee director will be entitled to receive a cash Board Fee equal to $3,000 per calendar month (or $36,000 per year), payable on a quarterly basis within 10 days of the end of each such quarter.  For the first quarter of fiscal 2011, the Board fees were paid in common shares instead of cash per the agreement of the Board of Directors.  This resulted in 1,365,705 of common shares valued at $27,000 being issued to the Board of Directors.  Additionally, for each quarter following the first quarter board fees will be paid in common shares instead of cash unless otherwise decided by the board of directors.

On October 28, 2010, the Board of Directors revised the management team’s employment agreements to replace the Restricted Stock Units granted under their employment agreements with Rule 144 common shares that will be issued in accordance with the vesting terms of the original Restricted Stock Units.

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

The 2010 Note also contained a contingent put reflected in the contractual rights of default.  Upon the occurrence of an event of default, as defined in the 2010 Note, the Holder could require us to redeem all or a portion of such Holder’s 2010 Note at a price equal to 100% of the sum of the principal amount of the 2010 Note, accrued and unpaid interest and late fees, if any, to be redeemed. Upon the occurrence of a disposition or liquidity event, as defined in the 2010 Note, the Holder could require us to redeem all of a portion of such Holder’s 2010 Note as an amount equal to the net proceeds up to the maximum amount owed under the note including outstanding principal, unpaid interest and late fees.  Under ASC 815, Derivatives and Hedging, the risks of equity are inconsistent with the risks of the debt host and, therefore, embedded put derivatives such as these require bifurcation and separate classification at fair value.  The value of the embedded put derivatives where deemed to be nil on August 13, 2010 and November 30, 2010.

Simultaneous and in connection with the 2010 Exchange Agreements and the 2010 Note, we issued 63,227,072 shares in a private placement of $1,250,000 by the new management team and the 2009 Note holders.

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

NOTE 3.   GOODWILL

The following represents the detail of the changes in the goodwill account for the six months ended November 30, 2010:

	Enterprise
	Workforce	Career
	Services	Networks	Total

Goodwill at May 31, 2009	$11,381,660	$6,347,788	$17,729,448
Impairment	(5,335,760)	(6,347,788)	-
Goodwill at May 31, 2010	$6,045,900	$-	$6,045,900
Impairment adjustment	685,426	-	685,426
Goodwill at November 30, 2010	$6,731,326	$-	$6,731,326

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

During the second quarter of FY2011, the Company performed a Step 1 goodwill impairment test for the Enterprise operating segment.  The company felt that the test was warranted based on the loss of the large rewards business customers.  The test showed no impairment was necessary.

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

* * *

Second Foundation Inc filed a lawsuit in the circuit Court of the Ninth Judicial Circuit in Orange County, Florida.  On December 1, 2010, Workstream Inc and Second Foundation Inc reached an out of court settlement.  We settled $1,193,218, which we had fully accrued, for $200,000.  The resulting gain of $993,218 is included in Research & development costs in the accompanying condensed consolidated statement of operations.

* * *

The Company is subject to other legal proceedings and claims which arise in the ordinary course of business.  The Company does not believe that the resolution of such actions will materially affect the Company’s business, results of operations, financial condition or cash flows.

NOTE 5.   CAPITAL STOCK

Classes of Stock

The authorized share capital consists of an unlimited number of no par value common shares, an unlimited number of no par value Class A Preferred Shares (the “Class A Preferred Shares”), and an unlimited number of no par value Series A Convertible Preferred Shares (the “Series A Shares”).  There were 816,611,260 common shares issued and outstanding, including 108,304 shares being held in escrow, as of November 30, 2010.  There were no Class A Preferred Shares or Series A Shares outstanding as of November 30, 2010.

Stock Plans and Stock-Based Compensation

The Company grants stock options to employees, directors and consultants under the 2002 Amended and Restated Stock Option Plan (the “Plan”), which was most recently amended in November 2007 at the annual shareholders’ meeting. Under the Plan, as amended, the Company is authorized to issue up to 11,000,000 shares of common stock upon the exercise of stock options or restricted stock unit grants.  The Company has granted options that exceed the amount authorized by the Plan.  The Company intends to request shareholder approval to amend the Plan to be sufficient to issue the granted shares.  The Company intends to request the shareholder approval prior to the end of fiscal 2011.  The Restricted Stock Unit options granted to the management team in August 2010 have been converted to Restricted Stock through a Board Resolution until such time as the Plan has been amended to a sufficient numbers of shares to accommodate the original grant.  The Audit Committee of the Board of Directors administers the Plan.  Under the terms of the Plan, the exercise price of any stock options granted shall not be lower than the market price of the common stock on the date of the grant.   The new board of directors and management team were granted stock options at a grant price below the market price on the date of grant.  Options to purchase shares of common stock generally vest ratably over a period of three years and expire five years from the date of grant.

The assumptions used to calculate the fair-value of share-based payment awards are found in Note 1 under Accounting for Stock-Based Compensation.  The Company recognized the following for stock-based compensation expense resulting from stock options in the consolidated statements of operations under general and administrative expenses:

	Three Months Ended		Six Months Ended
	November 30, 2010	November 30, 2009	November 30, 2010	November 30, 2009

Stock compensation expense - options	$68,274	$20,180	$85,724	$40,397

Stock option activity and related information is summarized as follows:

				Weighted
		Weighted		Average
		Average	Weighted	Remaining	Aggregate
	Number	Exercise	Average	Contractual	Intrinsic
	of Options	Price	Fair Value	Term (in Years)	Value

Balance outstanding - May 31, 2009	1,427,032	$1.12
Granted	1,224,100	0.30	$0.26
Exercised	-	-
Forfeited or expired	(900,565)	1.03
Balance outstanding - May 31, 2010	1,750,567	0.59
Granted	32,538,318	0.02	$0.04
Exercised	-	-
Forfeited or expired	(8,809,717)	0.04
Balance outstanding - November 30, 2010	25,479,168	$0.05		4.6	$ 4,680

Exercisable - November 30, 2010	2,275,914	$0.23		4.0	$ 390

The aggregate intrinsic value in the table above represents total intrinsic value (of options in the money), which is the difference between the Company’s closing stock price of $0.02 on November 30, 2010, the last trading day of the reporting period and the exercise price times the number of shares, that would have been received by the option holders had the option holders exercised their options on November 30, 2010.

There were no options exercised during the six months ended November 30, 2010 and 2009; and therefore, no intrinsic value or cash received from option exercises during the period.

The following table summarizes information about options outstanding at November 30, 2010:

Range of Exercise Prices	Number of Options Outstanding	Weighted Average Remaining Contractual Life (in Years)	Weighted Average Exercise Price	Number of Options Exercisable	Weighted Average Remaining Contractual Life (in Years)	Weighted Average Exercise Price

$0.02 - $0.99	25,256,668	4.7	$ 0.03	2,053,414	4.4	$ 0.11
$1.00 - $1.99	217,500	0.6	$ 1.38	217,500	0.6	$ 1.38
$2.00 - $2.04	5,000	0.2	$ 2.04	5,000	0.2	$ 2.04
	25,479,168	4.6	$ 0.05	2,275,914	4.0	$ 0.23

As of November 30, 2010, $677,823 of total unrecognized compensation costs related to non-vested stock options is expected to be recognized ratably over the remaining individual vesting periods up to three years.  The realized tax benefit from stock options and other share based payments was nil for the three and six months ended November 30, 2010 and 2009 due to the uncertainty of realizability.

The Company grants restricted stock units (“RSUs”) to certain management and members of the Board of Directors.  Each restricted stock unit represents one share of common stock and vests ratably over three years.  The Company will then issue common stock for the vested restricted stock units upon exercise by the grantee.  During the vesting period, the restricted stock units cannot be transferred, and the grantee has no voting rights.  The cost of the awards, determined as the fair value of the shares on the grant date, is expensed ratably over the vesting period.  On October 28, 2010, the Board of Directors revised the management team’s employment agreements.  This revision substitutes Restricted Stock in lieu of the Restricted Stock Units in their employment agreements until such time that the Stock Option Plan has authorized shares sufficient enough in quantity to allow for the issuance of the Restricted Stock Units as originally granted. The stock-based compensation expense associated with the restricted stock units included in general and administrative expenses on the consolidated statements of operations and in additional paid-in capital on the consolidated balance sheets is as follows:

	Three Months Ended		Six Months Ended
	November 30, 2010	November 30, 2009	November 30, 2010	November 30, 2009

Stock compensation expense - RSUs	$8,028	$14,939	$232,533	$29,877
Stock compensation expense - Restricted Stock Issuances	$101,744	$-	$101,744	$-
Total	$109,772	$14,939	$334,277	$29,877

As of November 30, 2010, $1,175,033 of total unrecognized compensation costs related to non-vested restricted stock unit grants is expected to be recognized ratably over the remaining individual vesting periods up to three years.

		Weighted
	Number	Average
	of Units	Fair Value

Outstanding - May 31, 2009	77,774
Granted	310,000	$0.32
Vested and issued	(101,110)
Forfeited or expired	-
Outstanding - May 31, 2010	286,664
Granted	57,719,364	$0.03
Vested and issued/unissued	(7,587,249)
Cancelled	(3,391,465)
Forfeited or expired	(8,376,183)
Outstanding - November 30, 2010	38,651,131

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

The following tables summarize the Company’s operations by business segment for the three and six months ended November 30, 2010 and 2009:

	Three Months Ended			Three Months Ended
	November 30, 2010			November 30, 2009
	Enterprise			Enterprise
	Workforce	Career		Workforce	Career
	Services	Networks	Total	Services	Networks	Total
Software	$1,127,931	$-	$1,127,931	$1,739,128	$-	$1,739,128
Professional services	109,839	-	109,839	273,567	-	273,567
Rewards	2,032,255	-	2,032,255	2,096,257	-	2,096,257
Career services	-	574,631	574,631	-	921,167	921,167
Revenue, net	3,270,025	574,631	3,844,656	4,108,952	921,167	5,030,119
Cost of revenues:
Rewards	1,512,777	-	1,512,777	1,525,358	-	1,525,358
Other	167,170	7,822	174,992	175,520	31,172	206,692
Gross profit	1,590,078	566,809	2,156,887	2,408,074	889,995	3,298,069
Expenses	825,870	660,533	1,486,403	2,091,028	767,554	2,858,582
Impairment charges - goodwill	-	-	-	-	-	-
Amortization and depreciation	43,069	4,815	47,884	293,582	7,342	300,924
Business segment income (loss)	$721,139	$(98,539)	622,600	$23,464	$115,099	138,563

Other income (expense) and income tax			(28,777)			(479,695)
Net income (loss)			$593,823			$(341,132)

	Six Months Ended			Six Months Ended
	November 30, 2010			November 30, 2009
	Enterprise			Enterprise
	Workforce	Career		Workforce	Career
	Services	Networks	Total	Services	Networks	Total
Software	$2,288,399	$-	$2,288,399	$3,345,455	$-	$3,345,455
Professional services	148,434	-	148,434	507,905	-	507,905
Rewards	3,998,443	-	3,998,443	3,520,071	-	3,520,071
Career services	-	1,146,471	1,146,471	-	1,868,433	1,868,433
Revenue, net	6,435,276	1,146,471	7,581,747	7,373,431	1,868,433	9,241,864
Cost of revenues:
Rewards	3,009,271	-	3,009,271	2,609,033	-	2,609,033
Other	318,783	15,122	333,905	322,558	90,147	412,705
Gross profit	3,107,222	1,131,349	4,238,571	4,441,840	1,778,286	6,220,126
Expenses	3,124,515	1,318,263	4,442,778	4,051,426	1,714,819	5,766,245
Impairment charges - goodwill	(685,426)	-	(685,426)	-	-	-
Amortization and depreciation	99,635	11,642	111,277	568,772	13,929	582,701
Business segment income (loss)	$568,498	$(198,556)	369,942	$(178,358)	$49,538	(128,820)

Other income (expense) and income tax			714,091			(572,194)
Net income (loss)			$1,084,033			$(701,014)

NOTE 7.   NET INCOME / (LOSS) PER SHARE

The following is a reconciliation of basic net income / (loss) per share to diluted net income / (loss) per share:

	Three Months Ended		Six Months Ended
	November 30, 2010	November 30, 2009	November 30, 2010	November 30, 2009
Numerator:
Net Income (loss)	$593,823	$(341,132)	$1,084,033	$(701,014)

Denominator:
Weighted average shares outstanding-basic	812,298,199	56,997,415	487,666,585	56,995,352
Potential shares "in-the-money" under stock
option and warrant agreements	60,608,234	-	64,658,234	-
Less: Shares assumed repurchased under the
treasury stock method	(19,871,226)	-	(11,403,420)	-

Weighted average shares outstanding-diluted	853,035,207	56,997,415	540,921,399	56,995,352

Basic net income (loss) per common share	$0.00	$(0.01)	$0.00	$(0.01)
Diluted net income (loss) per common share	$0.00	$(0.01)	$0.00	$(0.01)

Because the Company reported net income during the three and six months ended November 30, 2010 the Company included the impact of its common stock equivalents in the computation of dilutive earnings per share for these periods. A net loss was reported during the three and six months ended November 30, 2009 as such the Company excluded the impact of its common stock equivalents in the computation of dilutive earnings per share for these periods, as their effect would be anti-dilutive.  The following outstanding instruments were excluded from the above computation as their exercise price was greater than the company’s average stock price for the quarter and six months ended November 30, 2010:

	Three Months Ended	Six Months Ended
	November 30, 2010	November 30, 2010

Stock options	5,130,369	1,080,369
Warrants	6,500,000	6,500,000
	11,630,369	7,580,369

NOTE 8.   ECONOMIC DEPENDENCE

The Company had one customer which represented approximately 40% and 25% of net revenue for the six months ended November 30, 2010 and 2009, respectively, and one customer which represented approximately 14% and 12% of accounts receivable at November 30, 2010 and 2009, respectively.

We have been given notice that the above mentioned customer will not renew their contract with Workstream.   Although we are disappointed by their decision, the Rewards service is low margin and working capital intensive.  It is not core to our vision of a Human Resources software and technology enabled service business.   We will continue to focus on generating revenue growth through sales of our enterprise software solutions.

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

All of our large Rewards business customers have given notice that they will not renew their contract with Workstream. Although we are disappointed by the decision of our customers, the Rewards service is low margin and working capital intensive.  It is not core to our vision of a Human Resources software and technology enabled service business. We will continue to focus on generating revenue growth through sales of our enterprise software solutions.

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

RESULTS OF OPERATIONS

At the end of fiscal 2008 and the first half of fiscal 2009, management restructured the entire Company and decreased its employee base by 35% and reduced its usage of outside consultants as part of its overall plan to reduce costs to better align them with the Company’s current revenues.  The Company continued this practice in FY 2010.  In FY 2011, the Company continues to analyze expenses to find ways of reducing costs.  To monitor our results of operations and financial condition, we review key financial information including net revenues, gross profit, operating income and cash flow from operations.  We have deployed numerous analytical dashboards across our business to assist in evaluating current performance against established metrics, budgets and business objectives on an ongoing basis.  We continue to seek methods to more efficiently monitor and manage our business performance.  Such financial information has been included in the following discussion of the Company’s results of operations.  All of our large Rewards business customers have given notice that they will not renew their contract with Workstream. Although we are disappointed by the decision of our customers, the Rewards service is low margin and working capital intensive.  It is not core to our vision of a Human Resources software and technology enabled service business. We will continue to focus on generating revenue growth through sales of our enterprise software solutions.

Revenues

	Three Months Ended November 30				Six Months Ended November 30
	2010	2009	$ Change	% Change	2010	2009	$ Change	% Change
Revenues:
Software	$1,127,931	$1,739,128	$(611,197)	-35.1%	$2,288,399	$3,345,455	$(1,057,056)	-31.6%
Professional services	109,839	273,567	(163,728)	-59.8%	148,434	507,905	(359,471)	-70.8%
Rewards	2,032,255	2,096,257	(64,002)	-3.1%	3,998,443	3,520,071	478,372	13.6%
Career networks	574,631	921,167	(346,536)	-37.6%	1,146,471	1,868,433	(721,962)	-38.6%
Total revenues	$3,844,656	$5,030,119	$(1,185,463)	-23.6%	$7,581,747	$9,241,864	$(1,660,117)	-18.0%

Percentage of total revenues:
Software	29.3%	34.6%			30.2%	36.2%
Professional services	2.9%	5.4%			2.0%	5.5%
Rewards	52.9%	41.7%			52.7%	38.1%
Career networks	14.9%	18.3%			15.1%	20.2%

Fiscal Second Quarter 2011 Compared to Fiscal Second Quarter 2010: Software revenue is comprised of hosting, license and maintenance fees.  Software revenue decreased primarily due to lower subscriptions as a result of discontinuing support on old software versions and lack of renewals from existing client base.  Professional services revenues decreased due to less consulting for existing customer upgrades or specialization work.  We have implemented a new, more targeted approach during the first quarter of fiscal 2011 in order to attract new customers to coincide with an expected overall economic recovery and anticipated increase in IT spending.  Rewards remained relatively flat from quarter to quarter due to the stabilization of the shipment of merchandise to clients.  Career Networks revenues decreased primarily due to less employer and recruiter advertising and economic conditions that negatively affected deals in the recruiting and career transition services segment of the business along with less availability of financing for its customers. Additionally, we spent less on marketing and advertising and as a result received less leads on which to convert to revenues.  We have implemented a more targeted approach and alternative financing terms for our career transition clients and as a result believe that the third quarter of fiscal 2011 revenues will begin to improve over the second quarter of fiscal 2011.

First Six Months of Fiscal 2011 Compared to First Six Months of Fiscal 2010: Software revenue is comprised of hosting, license and maintenance fees.  Software revenue decreased primarily due to lower subscriptions as a result of discontinuing support on old software versions and lack of renewals from existing client base.  Professional services revenues decreased due to less consulting for existing customer upgrades or specialization work.  We have implemented a new, more targeted approach during the first quarter of fiscal 2011 in order to attract new customers to coincide with an expected overall economic recovery and anticipated increase in IT spending.  Rewards increased due to better efficiencies by the Company in shipping product and higher utilization of the rewards program by existing customers.  Career Networks revenues decreased primarily due to less employer and recruiter advertising and economic conditions that negatively affected deals in the recruiting and career transition services segment of the business along with less availability of financing for its customers. Additionally, we spent less on marketing and advertising and as a result received less leads on which to convert to revenues.  We have implemented a more targeted approach for our career transition clients and as a result believe that the third quarter of fiscal 2011 revenues will begin to improve over the first and second quarters of fiscal 2011.

Cost of Revenues & Gross Profit

	Three Months Ended November 30				Six Months Ended November 30
	2010	2009	$ Change	% Change	2010	2009	$ Change	% Change
Cost of revenues:
Software	$120,163	$135,940	$(15,777)	-11.6%	$249,104	$252,495	$(3,391)	-1.3%
Professional services	43,819	36,337	7,482	20.6%	62,193	66,350	(4,157)	-6.3%
Rewards	1,515,965	1,528,602	(12,637)	-0.8%	3,016,757	2,612,747	404,010	15.5%
Career networks	7,822	31,172	(23,350)	-74.9%	15,122	90,146	(75,024)	-83.2%
	$1,687,769	$1,732,051	$(44,282)	-2.6%	$3,343,176	$3,021,738	$321,438	10.6%

Gross profit	$2,156,887	$3,298,068	$(1,141,181)	-34.6%	$4,238,571	$6,220,126	$(1,981,555)	-31.9%

Gross profit as a percentage of total revenues:
Software	89.3%	92.2%			89.1%	92.5%
Professional services	60.1%	86.7%			58.1%	86.9%
Rewards	25.4%	27.1%			24.6%	25.8%
Career networks	98.6%	96.6%			98.7%	95.2%
Total	56.1%	65.6%			55.9%	67.3%

Fiscal Second Quarter 2011 Compared to Fiscal Second Quarter 2010: Software costs of revenues decreased due to decreases in service provider fees.  Professional services costs increased due to more consulting for new customers.  Rewards cost of revenues remained flat due to the stabilization of the shipment of merchandise to clients and related margins decreased quarter over quarter due to a higher volume of low margin merchandise.  Gross profit on our rewards business is driven primarily by the mix of products redeemed by the customers and results typically range between 20%-30%.  Career Networks cost of revenues directly decreased due to the reduction in revenue levels.

First Six Months of Fiscal 2011 Compared to First Six Months of Fiscal 2010: Software costs of revenues remained relatively flat due to service provider fees, but decreased as a percentage of revenues primarily due to lower subscription base as a result of discontinuing support on old software versions and lack of renewals from existing client base.  Professional services costs decreased due to less consulting for existing customer upgrades or specialization work as well as reductions in employee related expenses due to a reduction in headcount.  Rewards cost of revenues increased due to the higher volume of revenues. Gross profit on our rewards business is driven primarily by the mix of products redeemed by the customers and results typically range between 20%-30%.  Career Networks cost of revenues directly decreased due to the reduction in revenue levels.

Selling & Marketing Expense

	Three Months Ended November 30				Six Months Ended November 30
	2010	2009	$ Change	% Change	2010	2009	$ Change	% Change

Selling and marketing	$433,340	$545,513	$(112,173)	-20.6%	$763,601	$1,002,181	$(238,580)	-23.8%

Percentage of total revenues	11.3%	10.8%			10.1%	10.8%

Fiscal Second Quarter 2011 Compared to Fiscal Second Quarter 2010: Consulting and employment related expenses decreased by approximately $112,000 primarily as a result of the restructuring and reduction of headcount during fiscal 2010.

First Six Months of Fiscal 2011 Compared to First Six Months of Fiscal 2010: Consulting and employment related expenses decreased by approximately $211,000 primarily as a result of the restructuring and reduction of headcount during fiscal 2010. The additional decrease was due primarily to less trade shows in the first quarter of fiscal 2011.  These decreases were offset by increased administrative expenses.

General & Administrative Expense

	Three Months Ended November 30				Six Months Ended November 30
	2010	2009	$ Change	% Change	2010	2009	$ Change	% Change

General and administrative	$1,727,356	$1,971,921	$(244,565)	-12.4%	$3,962,392	$3,993,777	$(31,385)	-0.8%

Percentage of total revenues	44.9%	39.2%			52.3%	43.2%

Fiscal Second Quarter 2011 Compared to Fiscal Second Quarter 2010: Consulting, professional fees and employment related expenses decreased by approximately $197,000 as a result of fewer employees and offset by additional Audit and Tax fees being recorded in the second quarter of Fiscal 2011.  Non-cash stock compensation and RSU expense increased by approximately $143,900 due to changes in management resulting in additional options and restricted stock awards being issued to the new management team and the board of directors. Space Occupancy Expenses decreased by approximately $81,000 due to an accrual in 2010 for rent at a closed office.  Telephone expense decreased approximately $45,000 due to a settlement of old outstanding bills.  Marketing expenses decreased approximately $21,000 due to less trade show costs.

First Six Months of Fiscal 2011 Compared to First Six Months of Fiscal 2010: Consulting, professional fees and employment related expenses decreased by approximately $268,000 as a result of fewer employees.  Non-cash stock compensation and RSU expense increased by approximately $608,400 due to changes in management resulting in additional options and restricted stock awards being issued to the new management team and the board of directors. A non-cash compensation adjustment for the difference in the purchase price and the fair value of the private placement from the new management team of $258,725 was recorded in the first quarter of 2011.  Space Occupancy Expenses decreased by approximately $72,700 due to an accrual in 2010 for rent at a closed office.  Other Expenses decreased by approximately $56,600 due to lower costs for postage, credit card fees, payroll fees and public company expenses.  Telephone expense decreased approximately $39,600 due to a settlement of old outstanding bills.  Marketing expenses decreased approximately $16,000 due to less trade show costs.  Bad Debt decreased approximately $158,600 due to a higher rate of collectability in Fiscal 2011 compared to Fiscal 2010.

Research & Development Expense

	Three Months Ended November 30				Six Months Ended November 30
	2010	2009	$ Change	% Change	2010	2009	$ Change	% Change

Research and development	$(674,293)	$341,148	$(1,015,441)	-297.7%	$(283,215)	$770,287	$(1,053,502)	-136.8%

Percentage of total revenues	-17.5%	6.8%			-3.7%	8.3%

Fiscal Second Quarter 2011 Compared to Fiscal Second Quarter 2010: Employment related expenses increased by approximately $135,000 as a result of the restructuring and addition in headcount.  Costs associated with consultants and outsourcing of R&D activities decreased by approximately $1,047,000 due to a settlement with a vendor on outstanding invoices.  We had a non-cash gain of $993,218 as a result of the settlement with Second Foundation.

First Six Months of Fiscal 2011 Compared to First Six Months of Fiscal 2010Employment related expenses increased by approximately $210,500 as a result of the restructuring and addition in headcount.  Costs associated with consultants and outsourcing of R&D activities decreased by approximately $1,125,000 due to a settlement with a vendor on outstanding invoices.  We had a non-cash gain of $993,218 as a result of the settlement with Second Foundation.

Impairment of Goodwill

	Three Months Ended November 30				Six Months Ended November 30
	2010	2009	$ Change	% Change	2010	2009	$ Change	% Change

Impairment of goodwill	$-	$-	$-	N/A	$(685,426)	$-	$(685,426)	N/A

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

Amortization & Depreciation Expense

	Three Months Ended November 30				Six Months Ended November 30
	2010	2009	$ Change	% Change	2010	2009	$ Change	% Change

Amortization and depreciation	$47,884	$300,924	$(253,040)	-84.1%	$111,277	$582,701	$(471,424)	-80.9%

Percentage of total revenues	1.2%	6.0%			1.5%	6.3%

Fiscal Second Quarter 2011 Compared to Fiscal Second Quarter 2010: Depreciation expense  decreased by approximately $253,000 due to many of our fixed assets becoming fully depreciated during fiscal year 2010.

First Six Months of Fiscal 2011 Compared to First Six Months of Fiscal 2010:  Amortization expense decreased by nearly $21,000 due to certain acquired intangible assets becoming fully amortized in prior years.  Depreciation expense also decreased by approximately $450,000 due to many of our fixed assets becoming fully depreciated during fiscal year 2010.

Interest Income & Expense, Net

	Three Months Ended November 30				Six Months Ended November 30
	2010	2009	$ Change	% Change	2010	2009	$ Change	% Change

Interest income and expense, net	$(16,828)	$(887,502)	$870,674	-98.1%	$(672,367)	$(1,401,577)	$729,210	-52.0%

Fiscal Second Quarter 2011 Compared to Fiscal Second Quarter 2010:  Interest expense decreased by approximately $870,000 due to the exchange of the 2009 Senior Secured Notes for Common Stock in August 2010.  The interest recorded in Fiscal Second Quarter 2011 was for the new $750,000 note from the infusion of capital during the exchange transaction.

First Six Months of Fiscal 2011 Compared to First Six Months of Fiscal 2010:  Interest expense decreased by approximately $729,000 due to the exchange of the 2009 Senior Secured Notes for Common Stock in August 2010.  The interest recorded in Fiscal Second Quarter 2011 was for the new $750,000 note from the infusion of capital during the exchange transaction.

Change in Fair Value of Warrants & Derivative

	Three Months Ended November 30				Six Months Ended November 30
	2010	2009	$ Change	% Change	2010	2009	$ Change	% Change

Change in fair value of warrants and derivative	$(13,000)	$364,226	$(377,226)	N/A	$201,500	$787,693	$(586,193)	N/A

On June 1, 2009, the Company adopted ASC 815, which required it to begin accounting for the New Warrants as a liability due primarily to the reset provisions of the warrant in the event of lower priced financing transactions.  Therefore, the fair value of the New Warrants was reclassified from equity to a liability classification as of June 1, 2009 via a cumulative effect adjustment.  We recognized amounts of ($13,000) and $364,226 associated with the change in the fair value of the New Warrants in the condensed consolidated statement of operations for the three months ended November 30, 2010 and 2009, respectively. We recognized amounts of $201,500 and $815,026 associated with the change in the fair value of the New Warrants in the condensed consolidated statement of operations for the six months ended November 30, 2010 and 2009, respectively. In addition, the change for the six months ended November 30, 2009 includes ($27,333) change in the fair value of an embedded put derivative in the 2008 Senior Secured Note.

Gain on Extinguishment of Debt

	Three Months Ended November 30				Six Months Ended November 30
	2010	2009	$ Change	% Change	2010	2009	$ Change	% Change

Gain on extinguishment of debt	$-	$-	$-	N/A	$1,192,635	$-	$1,192,635	N/A

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

Income Taxes

	Three Months Ended November 30				Six Months Ended November 30
	2010	2009	$ Change	% Change	2010	2009	$ Change	% Change

Income tax expense	$980	$(39)	$1,019	-2612.8%	$(7,356)	$(328)	$(7,028)	2142.7%

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

LIQUIDITY AND CAPITAL RESOURCES

Working Capital: Working capital, which represents current assets less current liabilities, was negative $2.37 million.  Further improvement of working capital is a component of management’s overall plan to better align the Company’s financial position with its current operational requirements.

Cash & Cash Equivalents: As of November 30, 2010, we have approximately $375,000 in cash, which primarily consists of deposits held with banks.

Accounts Receivable: Days sales outstanding (“DSO”) is based upon a rolling 12 month calculation performed quarterly.  It is calculated as total accounts receivable (less Allen & Associates accounts receivable) divided by average day’s sales, which is calculated as revenues (less Allen & Associated revenues) divided by the total number of days in period.  The DSO ratio increased to 33.1 days at November 30, 2010 from 27.5 days at May 31, 2010.  The cause for the change days sales outstanding is primarily due to an increase in the rewards business revenue and accounts receivable.

Accounts Payable & Accrued Liabilities: Management is in the process of systematically reducing accounts payable and accrued liabilities as part of its overall plan to better align the Company’s financial position with its current operational requirements.  Further, the Company is in constant negotiations with its vendors, particularly relating to the rewards programs, for increased credit limits and improved payment terms to improve cash flows.  Workstream Inc and Second Foundation Inc reached an out of court settlement.  We settled $1,193,218 in accrued liabilities for $200,000.  The adjustment to reduce the liability is recorded in the Statement of Operations and Comprehensive Income (Loss).

Cash Flows: The following is a summary of cash flow activities for the three and six months ended November 30, 2010 and 2009:

	Six Months Ended November 30
	2010	2009	$ Change	% Change

Cash used in operating activities	$(1,589,544)	$(25,990)	$(1,563,554)	6016.0%
Cash (used in) investing activities	(150,162)	(106,761)	(43,401)	40.7%
Cash provided/(used in) by financing activities	1,801,386	(300,361)	2,101,747	-699.7%

Cash Flows From Operating Activities: The increase in these cash flows primarily relates to the goodwill impairment reversal and the gain on the extinguishment of debt.  We also settled $1,193,218 in accrued liabilities for a $993,218 non-cash gain.  Without these three transactions, we would have had a net loss instead of net income.  The increase is also affected by the increase in accounts receivable.

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

	Three Months Ended		Six Months Ended
	November 30		November 30
	2010	2009	2010	2009

Net income / (loss), as reported under US GAAP	$593,823	$(341,132)	$1,084,033	$(701,014)

Effects of certain transactions:
Interest income and expense, net	16,828	887,502	672,367	1,401,577
Income tax expense	(980)	39	7,356	328
Amortization and depreciation	47,884	300,924	111,277	582,701
Stock-based compensation	178,046	35,119	420,001	70,274
Gain on exchange of senior secured notes payable	-	-	(1,192,635)	-
Impairment of goodwill	-	-	(685,426)	-
Change in fair value of warrants and derivative	13,000	(364,226)	(201,500)	(787,693)
Other income and expense, net	(71)	(43,620)	321	(42,018)

EBITDA, as adjusted	$848,530	$474,606	$215,794	$524,155

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

The exchange of the 2009 Notes discussed above eliminates the need for quarterly principal payments and the final payment of principal on the 2009 Notes and accrued interest is in 2012.  This allows for the usage of this cash for operations.

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

An accounting policy is deemed to be critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, if different estimates reasonably could have been used, or if changes in the estimate that are reasonably likely to occur could materially impact the financial statements.  Management makes estimates and assumptions that affect the value of assets and the reported revenues.  The accounting policies that reflect our more significant estimates, judgments and assumptions and which management believes are the most critical to aid in fully understanding and evaluating the Company’s reported financial results include: revenue recognition, allowance for trade receivables, impairment analysis for goodwill, valuation of derivative financial instruments, valuation of deferred taxes, and valuation of compensation expense on share-based awards.  In many cases, the accounting treatment of a particular transaction is specifically dictated by U.S. GAAP and does not require management's judgment in its application.  There are also areas in which management's judgment in selecting among available alternatives would not produce a materially different result.  Management has discussed the development, selection and disclosure of critical accounting policies and estimates with our Board of Directors.  Management believes that there have been no significant changes during the six months ended November 30, 2010 to the items that were disclosed as the Company’s critical accounting policies and estimates in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in the Company’s Form 10-K for the fiscal year ended May 31, 2010.

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

In the Annual Report on Form 10-K for the fiscal year ended May 31, 2010, we identified no material weaknesses in our internal controls. As of November 30, 2010 under the supervision of and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934. Based upon our evaluation, management concluded that our internal controls over financial reporting were effective as of November 30, 2010.  In connection with this evaluation, management identified changes in our internal control over financial reporting that occurred during the most recent fiscal quarter that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.  Michael Mullarkey, our prior Chief Executive Officer and Jerome Kelliher, our prior Chief Financial Officer resigned during the first quarter of FY 2011.  The Company has hired John Long as our new Chief Executive Officer and acting Chief Financial Officer and David Kennedy as the Chief Operating Officer.

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

We have limited operating funds.

The Company has incurred substantial losses in recent periods.  On August 13, 2010, we converted our 2009 Senior Secured Notes to equity.  At the same time we had a private placement and issued a 2010 Secured Note. As a result, we have a shareholders’ equity of $3,753,190 as of November 30, 2010.  Income for the six months ended November 30, 2010 was $1,084,033 and losses for the years ended May 31, 2010 and 2009 were $26,583,731 and $4,856,356, respectively.  Due to significant reductions in operating expenses in the fourth quarter of fiscal 2008 and throughout fiscal 2009 and 2010, together with our recently completed private placement of common shares for an aggregate $1.25 million and the conversion of our senior secured debt to common shares, each as described below, management believes that current operations will be sufficient to meet its anticipated working capital and capital expenditure requirements.  Based on an analysis of our current contracts, forecasted new business, our current backlog and current expense level along with the refinancing of the Notes, management believes the Company will meet its cash flow needs for fiscal 2011.  If these measures fall short, management will consider additional cost savings measures, including cutting back product development initiatives, further reducing operating expenditures as well as seeking additional financing, if deemed necessary.  We recognize that there are no assurances that the Company will be successful in meeting its cash flow requirements, however, management is confident that, if necessary, there are other alternatives available to fund operations and meet cash requirements during fiscal 2011.

All of our large Rewards business customers have given notice that they will not renew their contract with Workstream.   Although we are disappointed by the decision of our customers, the Rewards service is low margin and working capital intensive.  It is not core to our vision of a Human Resources software and technology enabled service business.   We will continue to focus on generating revenue growth through sales of our enterprise software solutions.

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

On December 17, 2010, Workstream Inc. completed a private placement sale (the “Private Placement”) of 40,312,500 common shares to certain accredited investors (the “Investors”) pursuant to the terms of  Subscription Agreements with each Investor.  The aggregate proceeds from the Private Placement were $645,000.  The Company intends to use the proceeds from the Private Placement for working capital.

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

Workstream Inc. (Registrant)
DATE: January 14, 2011	By: /s/ John Long
John Long Chief Executive Officer (Principal Executive Officer)

DATE: January 14, 2011	By: /s/ John Long
John Long Acting Chief Financial Officer (Principal Financial Officer)