Form 10-Q
period 2011-02-28
WORKSTREAM INC
filed 2011-04-14
CIK 1095266

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark One)
☑  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 2011

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

As of April 12, 2011 there were 992,094,055 common shares, no par value, outstanding, excluding 108,304 common shares held in escrow.

WORKSTREAM INC.

WORKSTREAM INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
As of February 28, 2011 and May 31, 2010

	Notes	February 28, 2011	May 31, 2010
ASSETS:		(Unaudited)
Current assets:
Cash and cash equivalents		$538,405	$358,529
Accounts receivable, net of allowances of $504,818 and $442,195 at
February 28, 2011 and May 31, 2010, respectively		1,571,045	1,606,623
Prepaid expenses and other assets		120,412	161,692
Total current assets		2,229,862	2,126,844

Equipment, net		233,974	295,798
Other assets		43,043	163,817
Intangible assets, net of accumulated amortization of $22,100		917,044	-
Goodwill	4	8,606,441	6,045,900

TOTAL ASSETS		$12,030,364	$8,632,359

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT):
Current liabilities:
Accounts payable		$983,189	$1,232,019
Accrued liabilities		1,310,355	3,211,124
Accrued compensation		487,057	516,209
Current portion of long-term debt, related party		94,000	-
Current portion of long-term obligations		195,709	200,469
Deferred revenue		913,050	1,456,005
Total current liabilities		3,983,360	6,615,826

Senior secured note payable	2	-	21,718,093
Senior secured note payable and accrued interest, net-related party	2	864,377	-
Long-term debt, related party	3	141,979	-
Long-term obligations, less current portion		159,870	138,858
Deferred revenue – long-term		15,947	7,667
Common stock warrant liability	1	28,100	268,600
Total liabilities		5,193,633	28,749,044

Commitments and Contingencies	5

SHAREHOLDERS’ EQUITY (DEFICIT):	6
Preferred shares, no par value		-	-
Common shares, no par value, issued and outstanding 993,548,251 and 65,666,341 shares as of February 28, 2011 and May 31,2010		140,084,922	114,498,157
Additional paid-in capital		30,909,196	30,313,814
Accumulated deficit	1	(163,175,561)	(163,997,644)
Accumulated other comprehensive loss		(981,826)	(931,012)
Total shareholders’ equity (deficit)		6,836,731	(20,116,685)

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)		$12,030,364	$8,632,359

See accompanying notes to these condensed consolidated financial statements.

WORKSTREAM INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
For the Three and Nine Months Ended February 28, 2011 and 2010
(Unaudited)

		Three Months Ended		Nine Months Ended
	Notes	February 28, 2011	February 28, 2010	February 28, 2011	February 28, 2010
Revenues:
Software		$1,213,982	$1,276,792	$3,502,382	$4,621,702
Professional services		81,339	168,050	229,773	675,955
Rewards		1,258,868	1,916,208	5,257,311	5,436,279
Career networks		553,477	600,724	1,699,948	2,469,703
Revenues, net		3,107,666	3,961,774	10,689,414	13,203,639

Cost of revenues:
Rewards		933,122	1,720,239	3,942,393	4,329,272
Other		197,830	176,454	531,735	589,159
Cost of revenues (exclusive of amortization		1,130,952	1,896,693	4,474,128	4,918,431
and depreciation expense noted below)

Gross profit		1,976,714	2,065,081	6,215,286	8,285,208

Operating expenses:
Selling and marketing		564,903	404,760	1,328,504	1,406,941
General and administrative		1,323,842	2,150,351	5,286,234	6,144,129
Research and development	5	320,851	331,881	37,636	1,102,168
Amortization and depreciation		60,977	165,457	172,254	748,158
Impairment of goodwill	4	-	6,347,788	(685,426)	6,347,788
Total operating expenses		2,270,573	9,400,237	6,139,202	15,749,184

Operating Income (loss)		(293,859)	(7,335,156)	76,084	(7,463,976)

Other income / (expense):
Interest income and expense, net		(20,766)	(672,181)	(693,133)	(2,073,758)
Gain(loss) on exchange/extinguishment of debt	2	-	(13,071,440)	1,192,635	(13,071,440)
Change in fair value of warrants and derivative	2	39,000	443,800	240,500	1,231,493
Other income and expense, net		13,675	9,861	13,354	51,879
Other income (expense), net		31,909	(13,289,960)	753,356	(13,861,826)

Income (loss) before income tax benefit(expense)		(261,950)	(20,625,116)	829,440	(21,325,802)

Income tax benefit(expense)		-	425	(7,357)	97

NET INCOME (LOSS)		$(261,950)	$(20,624,691)	$822,083	$(21,325,705)

Income (loss) per share - basic and diluted		$(0.00)	$(0.36)	$0.00	$(0.37)

Weighted average number of common shares
outstanding:
Basic		904,238,753	57,568,176	624,998,070	57,175,404
Diluted		904,238,753	57,568,176	672,143,942	57,175,404

See accompanying notes to these condensed consolidated financial statements.

WORKSTREAM INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
(Unaudited)

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-In	Comprehensive	Accumulated	Stockholders'	Comprehensive
	Shares	Amount	Capital	Loss	Deficit	Equity (Deficit)	Income
Balance at May 31, 2010	65,666,341	$114,498,157	$30,313,814	$(931,012)	$(163,997,644)	$(20,116,685)

Restricted stock unit grants and restricted common stock issuances	6,782,930		444,604			444,604
Issuance of common shares in connection with 2010 exchange transaction	746,079,445	22,382,383				22,382,383
Stock option expense			150,778			150,778
Issuance of common shares for services	4,615,705	79,000				79,000
Private Placements of Common Shares	64,437,500	1,006,000				1,006,000
Purchase of Incentives Advisors	105,966,330	2,119,382				2,119,382
Net income					822,083	822,083	822,083
Cumulative translation adjustment				(50,814)		(50,814)	(50,814)
Comprehensive income							$771,269
Balance at February 28, 2011	993,548,251	$140,084,922	$30,909,196	$(981,826)	$(163,175,561)	$6,836,731

WORKSTREAM INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Nine Months Ended February 28, 2011 and 2010
(Unaudited)

	Nine Months Ended
	February 28, 2011	February 28, 2010
Cash flows used in operating activities:
Net income / (loss)	$822,083	$(21,325,705)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Amortization and depreciation	172,115	748,158
Amortization of deferred financing costs	12,195	-
Leasehold inducement amortization	8,666	3,286
Allowance for doubtful accounts, net	137,628	618,224
Impairment of goodwill	(685,426)	6,347,788
Stock-based compensation	595,382	124,996
Non-cash compensation of stock purchased by management	258,725	-
Non-cash compensation of stock for board member fees	54,000	-
Non-cash compensation of stock for other services	25,000	-
Loss on extinguishment of debt	-	13,071,440
Interest exchanged for common shares	-	6,372
Beneficial conversion feature associated with PIK interest	-	132,098
Gain on exchange of senior secured notes payable	(1,192,635)	-
Non-cash gain on settlements of accrued liabilities	(1,124,846)	-
Change in fair value of warrants and derivative	(240,500)	(1,231,493)
Net change in components of working capital:
Accounts receivable	(12,329)	861,252
Prepaid expenses and other assets	80,354	20,792
Accounts payable	(335,559)	(572,082)
Accrued liabilities	(10,486)	2,228,775
Accrued compensation	(35,348)	(90,117)
Deferred revenue	(535,675)	(758,857)
Net cash provided by / (used in) operating activities	(2,006,656)	184,927

Cash flows used in investing activities:
Cash paid for business acquistion net of cash acquired	(188,368)	-
Purchase of equipment	-	(106,761)
Capitalization of Software Development Costs	(276,144)	-
Net cash used in investing activities	(464,512)	(106,761)

Cash flows provided by / (used in) financing activities:
Proceeds from issuance of stock	2,256,000	-
Proceeds from issuance of senior secured note payable, net of issuance costs $90,000	660,000	(137,360)
Repayment of non-convertible senior note	-	(29,250)
Repayment of long-term obligations	(203,638)	(200,402)
Net cash provided by / (used in) financing activities	2,712,362	(367,012)

Effect of exchange rate changes on cash and cash equivalents	(61,318)	(102,814)

Net increase / (decrease) in cash and cash equivalents	179,876	(391,660)
Cash and cash equivalents - beginning of period	358,529	1,643,768

Cash and cash equivalents - end of period	$538,405	$1,252,108

Supplemental schedule of non-cash investing and financing activities:
Equipment acquired under capital leases	$67,972	$191,298
Cumulative effect of change in accounting principle for warrant classification	$-	$876,400
Non-cash issuance of common stock in connection with conversion of senior secured notes and accrued interest	$-	$237,789
Exchange of senior secured notes for common stock	$22,382,383	$33,587,377

Cash paid for interest	$35,512	$26,396
Cash paid for taxes	$5,623	$42,718

See accompanying notes to these condensed consolidated financial statements.

WORKSTREAM INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE  1.     THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Unaudited Interim Financial Information

The accompanying condensed consolidated balance sheet as of February 28, 2011, the condensed consolidated statements of operations for the nine months ended February 28, 2011 and 2010, and the condensed consolidated statements of cash flows for the nine months ended February 28, 2011 and 2010 are unaudited but include all adjustments that are, in the opinion of management, necessary for a fair presentation of our financial position at such dates and our results of operations and cash flows for the periods then ended in conformity with U.S. generally accepted accounting principles (“US GAAP”).  The condensed consolidated balance sheet as of May 31, 2010 has been derived from the audited consolidated financial statements at that date but, in accordance with the rules and regulations of the United States Securities and Exchange Commission (“SEC”), does not include all of the information and notes required by US GAAP for complete financial statements.  Operating results for the three and nine months ended February 28, 2011 are not necessarily indicative of results that may be expected for the entire fiscal year.  These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Form 10-K for the fiscal year ended May 31, 2010.

Description of the Company

Workstream Inc. (“Workstream” or the “Company”) is a provider of services and software for Human Capital Management (“HCM”).  HCM is the process by which companies recruit, train, evaluate, motivate and retain their employees.  Workstream offers software and services that address the needs of companies to more effectively manage their human capital management function.  Workstream has two distinct reportable segments: Enterprise Workforce Services and Career Networks.  The Enterprise Workforce Services segment offers a suite of HCM software solutions, which includes performance management, compensation management, development, recruitment, benefits administration and enrollment, succession planning, and employee reward programs.  On January 18, 2011, Workstream acquired Incentives Advisors, LLC (“Incentives Advisors”) through a merger of a wholly-owned subsidiary of Workstream with Incentives Advisors. This combination adds solutions for obtaining hiring tax credits, training grants and other incentives to the Workstream offering.  Incentives Advisors specializes in managing the process of procuring employment-related tax credits and incentives for employers.  The Career Networks segment offers recruitment research, resume management, and career transition services.  In addition, Career Networks provides services through a web-site where job-seeking senior executives can search job databases and post their resumes, and companies and recruiters can post position openings and search for qualified senior executive candidates.  Workstream conducts its business primarily in the United States of America and Canada.

Management’s Assessment of Liquidity

The Company has incurred substantial losses in recent periods.  On August 13, 2010, we exchanged our 2009 Senior Secured Notes for common stock.  At the same time we completed a private placement and incurred $750,000 of indebtedness as evidenced by the issuance of our 2010 Note. As a result, we have shareholders’ equity of $6,836,731 as of February 28, 2011.  Income for the nine months ended February 28, 2011 was $822,083 and losses for the years ended May 31, 2010 and 2009 were $26,583,731 and $4,856,356, respectively.  In addition, Liberty Mutual Insurance Company gave notice during the second quarter of fiscal 2011 that it will not renew its contract with Workstream.   In fiscal 2010, Liberty Mutual comprised 30% of Workstream’s revenue.  Although management was disappointed by Liberty Mutual’s decision, the Rewards service is low margin and working capital intensive.  It is not core to our vision of a Human Resources software and technology enabled service business.   We will continue to focus on generating revenue growth through sales of our enterprise software solutions.  Due to significant reductions in operating expenses in the fourth quarter of fiscal 2008 and throughout fiscal 2009 and 2010 together with the $2.3 million received by the Company in connection with private placements of its common shares as well as $750,000 received by the Company in connection with the issuance of a senior secured note, management believes that current operations will be sufficient to meet its anticipated working capital and capital expenditure requirements.  Based on an analysis of our current contracts, forecasted new business, our current backlog and current expense level along with the conversion and exchange of our senior secured notes and accrued interest to common stock and additional financing received in fiscal 2011, management believes the Company will meet its cash flow needs for fiscal 2011.  The additional financing received by the Company in fiscal 2011 resulted in additional cash used for operating activities.  The Company continues to actively pursue financing from multiple sources including but not limited to, additional sales of common stock for cash, bank financing, and business acquisitions.  If these measures fall short, management will consider additional cost savings measures, including cutting back product development initiatives, further reducing operating expenditures as well as seeking additional financing, if deemed necessary.  We recognize that there are no assurances that the Company will be successful in meeting its cash flow requirements, however, management is confident that, if necessary, there are other alternatives available to fund operations and meet cash requirements during fiscal 2011.

The new board of directors has agreed to accept common shares in lieu of cash for the board fees.  Additionally, for each quarter following the first quarter board fees will be paid in common shares instead of cash unless otherwise determined by the board of directors.

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

Warrant Liability

The Company follows the guidance primarily codified in ASC 815, Derivatives and Hedging on determining whether an instrument (or embedded feature) is indexed to an entity’s own stock.  For instruments that meet the requirements for liability classification, the changes in fair value are included in the Consolidated Statements of Operations.

Warrants issued in conjunction with the 2008 Senior Secured Notes Payable are classified as liabilities.  The fair value of the warrants was valued using a probability-weighted trinomial lattice-based valuation model with the following key inputs:

	February 28, 2011	May 31, 2010

Stock price	$0.02	$0.08
Exercise price	$0.10	$0.10
Expected volatility	58% - 165%	77% - 152%
Expected dividend yield	0%	0%
Expected term (in years)	1.4	2.2
Risk-free interest rate	0.13% - 0.25%	0.16% - 0.76%

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

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of February 28, 2011.  The Company uses the market approach to measure fair value for its Level 1 financial assets which includes cash equivalents.  The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities.  There were no cash equivalents as of February 28, 2011 or May 31, 2010.  The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values due to the short-term nature of these instruments.  These instruments include cash, accounts receivable, accounts payable and accrued liabilities.

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

The fair value of the Company’s notes associated with the acquisition of Incentives Advisors approximates the carrying value based upon current rates available to the Company.

The embedded put derivative on the Company’s 2008 Notes was valued in accordance with ASC 820 using multiple, probability-weighted cash flow outcomes (Level 3 inputs) at credit-risk adjusted market rates (Level 2 inputs).  The Company’s warrants related to the Notes were valued using a lattice-based valuation model with the inputs detailed previously under Warrant Liability.

The following table details the change in the fair value of our financial instruments using significant unobservable inputs (Level 3) during the nine months ended February 28, 2011:

Warrant
Liability

Fair value as of May 31, 2010	$268,600
Change in fair value of warrants and derivative	(240,500)
Fair value as of February 28, 2011	$28,100

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

The Company’s 2010 Note contains a contingent put reflected in the contractual rights of default.  Upon the occurrence of an event of default, as defined in the 2010 Note, the Holder could require us to redeem all or a portion of such Holder’s 2010 Note at a price equal to 100% of the sum of the principal amount of the 2010 Note, accrued and unpaid interest and late fees, if any, to be redeemed. Upon the occurrence of a disposition or liquidity event, as defined in the 2010 Note, the Holder could require us to redeem all of a portion of such Holder’s 2010 Note as an amount equal to the net proceeds up to the maximum amount owed under the note including outstanding principal, unpaid interest and late fees.  Under ASC 815, Derivatives and Hedging, the risks of equity associated with the conversion provision and certain default provisions are inconsistent with the risks of the debt host and, therefore, embedded derivatives such as these require bifurcation and separate classification at fair value.  The embedded put derivatives are accounted for as a single, compound derivative in accordance with ASC 815-15-25.  The embedded derivatives were not deemed to have any value at August 13, 2010 or February 28, 2011.  Along with these embedded put derivatives, certain Company issued warrants are recorded at fair value, marked-to-market at each reporting period and classified in the Company’s condensed consolidated balance sheets as a separate line item.

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

	Nine Months Ended
	February 28, 2011	February 28, 2010

Expected volatility	178% - 198%	169%-171%
Expected dividend yield	0%	0%
Expected term (in years)	3.45	3.45
Risk-free interest rate	1.47% - 2.0%	2.23%-2.71%
Forfeiture rate	30%	30%

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

Intangible Assets- Customer List

In accordance with FASB ASC 350, “Intangibles-Goodwill and Other”, the customer list is amortized over the estimated life of the revenue generated by the customers.  Management has determined the useful life to be five years.  The Company amortizes the value of its customer list on a straight-line basis over its estimated useful life.  Management evaluates the useful lives of this asset on an annual basis and tests for impairments whenever events or changes in circumstances occur that could impact the recoverability of this asset.

For the three and nine months ended, amortization of the customer list was $22,100.

Expected future amortization expense for the customer list as of February 28, 2011 follows:

Amount
Year ended May 31:
2011	33,150
2012	132,600
2013	132,600
2014	132,600
2015	132,600
2016	99,450

Total	$663,000

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

The company capitalized internal-use software costs for the three and nine months ending February 28, 2011 of $125,982 and $276,144, respectively.  The company will begin amortizing those costs when the product is placed into service.

Accrued Compensation

Included in accrued compensation is $150,000 payable due to a related party.

Comprehensive Income / (Loss)

Comprehensive income / (loss) consists of the following:

	Three Months Ended		Nine Months Ended
	February 28, 2011	February 28, 2010	February 28, 2011	February 28, 2010

Net income / (loss)	$(261,950)	$(20,624,691)	$822,083	$(21,325,705)
Foreign currency translations (losses), net	(7,272)	(43,723)	(50,814)	(59,255)

Comprehensive income / (loss)	$(269,222)	$(20,668,414)	$771,269	$(21,384,960)

Recent Accounting Pronouncements

In December 2010, the FASB issued ASU No. 2010-28, which updates the guidance in ASC Topic 350, Intangibles – Goodwill &Other. The amendments in ASU 2010-28 affect all entities that have recognized goodwill and have one or more reporting units whose carrying amount for purposes of performing Step 1 of the goodwill impairment test is zero or negative. The amendments in ASU 2010-28 modify Step 1 so that for those reporting units, an entity is required to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. In determining whether it is more likely than not that a goodwill impairment exists, an entity should consider whether there are any adverse qualitative factors indicating that an impairment may exist. The qualitative factors are consistent with existing guidance, which requires that goodwill of a reporting unit be tested for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. The adoption of this guidance is not expected to have a material impact on our financial position or results of operations.

In December 2010, the FASB issued ASU No. 2010-29, which updates the guidance in ASC Topic 805, Business Combinations. The objective of ASU 2010-29 is to address diversity in practice about the interpretation of the pro forma revenue and earnings disclosure requirements for business combinations. The amendments in ASU 2010-29 specify that if a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination(s) that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. The amendments also expand the supplemental pro forma disclosures to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. The amendments affect any public entity as defined by ASC 805 that enters into business combinations that are material on an individual or aggregate basis. This guidance will become effective for us for acquisitions occurring on or after the beginning of our 2012 fiscal year. We do not expect the adoption of this guidance will have a material impact upon our financial position or results of operations.

In July 2010, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update No. 2010-20,  Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses (Topic 310)—Receivables  (ASU 2010-20) .  ASU 2010-20 enhances the disclosure requirements about the credit quality and related allowance for credit losses of financing receivables. We will adopt ASU 2010-20 in our fourth quarter of fiscal 2011.  We are currently evaluating the impact of the pending adoption of ASU 2010-20 on our consolidated financial statements.

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

In February 2010, the FASB issued ASU No. 2010-09, “Subsequent Events”.  Under this amended guidance, SEC filers are no longer required to disclose the date through which subsequent events have been evaluated in originally issued and revised financial statements.

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

Employment Agreements

In connection with the exchange transactions and private placement of common shares that was consummated on August 13, 2010, the Company entered into employment agreements with a new management team consisting of John Long, David Kennedy and Ezra Schneier.  The Company also entered into an employment agreement with Michael Mullarkey, our former Chairman of the Board, Chief Executive Officer and President.  Mr. Mullarkey subsequently resigned effective as of August 25, 2010.  Below is a summary of the employment agreements with our new management team.

John Long, Chief Executive Officer.  Pursuant to the terms of Mr. Long’s employment agreement, Mr. Long earns an initial base salary of $250,000.  Upon entering into the employment agreement, Mr. Long received 20,348,798 Restricted Stock Units (“RSUs”) and options to purchase 10,174,399 common shares exercisable at a price of $0.01977 per share.  Such RSUs and options vest in equal quarterly installments beginning on the three month anniversary of the date of grant; provided, however, that upon a “change of control” (as defined in the employment agreement), all unvested RSUs and options shall automatically vest.  Mr. Long is also eligible to receive an annual bonus for each fiscal year of up 100% of his base salary based on achieving certain goals, which are to be mutually agreed upon, including a prorated bonus for the fiscal year ending May 31, 2011.  Such bonus will be payable in cash unless the Board of Directors or the Compensation Committee of the Board determines, in its sole discretion to pay up to, but not more than, 50% of such bonus in fully vested RSUs.  In the event that Mr. Long is terminated without “cause” or resigns for “good reason” (as such terms are defined in the employment agreement), Mr. Long will be entitled to severance equal to his then current salary for a period of six months following the date of termination, certain benefits for such six-month period and a prorated bonus for the year in which he is terminated.

David Kennedy, Chief Operating Officer.  Mr. Kennedy earns an initial base salary of $125,000.  Upon entering into the employment agreement, Mr. Kennedy received 10,174,399 RSUs and options to purchase 5,087,200 common shares exercisable at a price of $0.01977 per share.  Such RSUs and options vest in equal quarterly installments beginning on the three month anniversary of the date of grant; provided, however, that upon a “change of control” (as defined in the employment agreement), all unvested RSUs and options shall automatically vest.  Mr. Kennedy is also eligible to receive an annual bonus for each fiscal year of up 100% of his base salary based on achieving certain goals, which are to be mutually agreed upon, including a prorated bonus for the fiscal year ending May 31, 2011.  Such bonus will be payable in cash unless the Board of Directors or the Compensation Committee of the Board determines, in its sole discretion to pay up to, but not more than, 50% of such bonus in fully vested RSUs.  In the event that Mr. Kennedy is terminated without “cause” or resigns for “good reason” (as such terms are defined in the employment agreement), Mr. Kennedy will be entitled to severance equal to his then current salary for a period of six months following the date of termination, certain benefits for such six-month period and a prorated bonus for the year in which he is terminated.

Ezra Schneier, Corporate Development Officer.  Mr. Schneier earns an initial base salary of $125,000.  Upon entering into the employment agreement, Mr. Schneier received 10,174,399 RSUs and options to purchase 5,087,200 common shares exercisable at a price of $0.01977 per share.  Such RSUs and options vest in equal quarterly installments beginning on the three month anniversary of the date of grant; provided, however, that upon a “change of control” (as defined in the employment agreement), all unvested RSUs and options shall automatically vest.  Mr. Schneier is also eligible to receive an annual bonus for each fiscal year of up 100% of his base salary based on achieving certain goals, which are to be mutually agreed upon, including a prorated bonus for the fiscal year ending May 31, 2011.  Such bonus will be payable in cash unless the Board of Directors or the Compensation Committee of the Board determines, in its sole discretion to pay up to, but not more than, 50% of such bonus in fully vested RSUs.  In the event that Mr. Schneier is terminated without “cause” or resigns for “good reason” (as such terms are defined in the employment agreement), Mr. Schneier will be entitled to severance equal to his then current salary for a period of six months following the date of termination, certain benefits for such six-month period and a prorated bonus for the year in which he is terminated.

In connection with the consummation of the transactions contemplated by the Exchange Agreements on August 13, 2010, Thomas Danis and Mitch Tuchman resigned as members of the Board of Directors of the Company.  The Board of Directors appointed in their place Denis Sutton and John Long.  Effective as of August 14, 2010, Mr. Mullarkey and Michael Gerrior resigned as members of the Board of Directors and Jeffrey Moss (Chairman) and Biju Kulathakal was appointed in their place.  Upon their appointment to the Board of Directors, each new member other than Mr. Long was granted 265,000 RSUs and options to purchase 1,350,000 common shares pursuant to the terms of the Company’s 2002 Amended and Restated Stock Option Plan with an exercise price of $0.0293.  The RSUs and options are exercisable on the one year anniversary of the date of their grant.  In addition, each non-employee director will be entitled to receive a cash Board Fee equal to $3,000 per calendar month (or $36,000 per year), payable on a quarterly basis within 10 days of the end of each such quarter.  For fiscal 2011, the Board fees were paid in common shares instead of cash per the agreement of the Board of Directors.  This resulted in 2,731,410 of common shares valued at $54,000 being issued to the Board of Directors.  Additionally, for each quarter following the first quarter board fees will be paid in common shares instead of cash unless otherwise decided by the board of directors.

On October 28, 2010, the Board of Directors revised the management team’s employment agreements to replace the Restricted Stock Units granted under their employment agreements with Rule 144 common shares that will be issued in accordance with the vesting terms of the original Restricted Stock Units.

William Becker, Senior Vice President, Tax Credit and Incentive Services.  Mr. Becker has entered into a three year employment agreement with the Company and earns an initial base salary of $145,000.  Mr. Becker is also eligible to receive a quarterly bonus for each calendar quarter of up $15,000 based on achieving certain goals, which are to be mutually agreed upon.  Mr. Becker is also eligible to receive annual bonus of 12.5% of the difference between $400,000 and the calendar year 2011 EBITDA.   Such bonus will be payable in cash within 30 days following the accounting and financial closing of the quarterly period.

Shaung Liu, Senior Vice President, Tax Credit and Incentive Services.  Mr. Liu has entered into a three year employment agreement with the Company and earns an initial base salary of $145,000.  Mr. Liu is also eligible to receive a quarterly bonus for each calendar quarter of up $15,000 based on achieving certain goals, which are to be mutually agreed upon.  Mr. Liu is also eligible to receive annual bonus of 12.5% of the difference between $400,000 and the calendar year 2011 EBITDA.   Such bonus will be payable in cash within 30 days following the accounting and financial closing of the quarterly period.

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

Upon the occurrence of an event of default, as defined in the 2009 Secured Notes, a Holder could have required the Company to redeem all or a portion of such Holder’s 2009 Notes.  Upon a disposition of assets or liquidity event (each as defined in the 2009 Secured Notes), the Company would have been required to use 100% of the net proceeds to redeem the 2009 Secured Notes.  Each 2009 Secured Note also contained certain financial and other customary covenants with which the Company was required to comply.  Each subsidiary of the Company previously agreed to guarantee the obligations of the Company under the 2008 Notes and reaffirmed such guarantee with respect to the 2009 Secured Notes by delivering to the Holders a Reaffirmation of Guaranty.  The Company and each of the Holders also entered into a Second Amended and Restated Registration Rights Agreement principally in order to include the common shares of the Company into which the $0.25 Convertible Notes and the $0.10 Convertible Notes were convertible as registrable securities.

On May 31, 2010, the Company defaulted on the 2009 Secured Notes when the quarterly principal payment was not made and the Company fell out of compliance with certain covenants.  Upon default, the interest rate on the 2009 Secured Notes increased by 5%.

The Company’s 2009 Secured Notes and embedded put derivatives were valued in accordance with ASC 820 using multiple, probability-weighted cash flow outcomes at credit-risk adjusted market rates (“Forward Value”).  The Senior Secured Notes with options to convert principal balances into common equity derive their value from a combination of the Forward Value and the fair value of the embedded conversion feature (“ECF”).  For purposes of the ECF, management concluded that the Monte Carlo Simulations Method (“MCS”) was the appropriate technique to embody all assumptions market participants would likely consider in estimating the ECF value.  The fair value of the 2009 Secured Notes and embedded put derivatives was estimated to be $33,587,376 on the date of the exchange, which resulted in a loss on extinguishment of debt of $12,076,040 included in the consolidated statements of operations for the period ending May 31, 2010.  Further, in accordance with ASC 470-20-25 and ASC 470-50-40, the net premium of $12,076,040 associated with the 2009 Secured Notes was reclassified to additional paid-in capital under the presumption that such net premium represented a capital contribution in which the 2009 Secured Notes were being carried at face value.

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

Simultaneous and in connection with the consummation of the transactions contemplated by the 2010 Exchange Agreements, the Company received an additional $750,000 from one Holder (the “Lending Investor”) in exchange for a senior secured note (the “2010 Note”).  The 2010 Note is secured by a lien on all of the assets of the Company and its subsidiaries pursuant to the terms of a Security Agreement among the Company, its subsidiaries and the Lending Investor (the “Security Agreement”).  Interest on the 2010 Note accrues at an annual rate of 12%.  From and after the occurrence and during the continuance of any event of default under the 2010 Note, the interest rate then in effect will be automatically increased to 15% per year.  Principal and interest is payable upon the maturity date of October 13, 2012.  Upon the occurrence of an event of default, as defined in the 2010 Note, the Lending Investor may require the Company to redeem all or a portion of the 2010 Note.  Upon a Disposition (as defined in the 2010 Note), the Company has agreed to use the Net Proceeds from such Disposition to redeem the 2010 Note.  Under the 2010 Note, the Company is required to comply with various financial and other covenants and restrictions.  Material covenants and restrictions include that: the Company and its subsidiaries may not redeem or repurchase any of its capital shares or declare or pay any dividend without the consent of the Lending Investor; subject to certain exceptions, the Company and its subsidiaries may not sell, lease, license, assign, transfer, convey or otherwise dispose of any assets in excess of $250,000 in any twelve-month period without the consent of the Lending Investor; the Company must maintain a minimum cash balance of not less than $250,000; as of the end of each calendar month, the Company’s cash balance plus accounts receivable that are less than 90 days old must be equal to or greater than 200% of the outstanding principal amount, interest due and late charges owing under the 2010 Note; and the Company and its subsidiaries may not have any material weakness in their control environments as reported by the Company’s auditors.  Since issuing the 2010 Note to the Lending Investor, the Company has been in compliance with all such covenants and restrictions under the 2010 Note.   Each subsidiary of the Company delivered a Guaranty pursuant to which it agreed to guarantee the obligations of the Company under the 2010 Note.   On August 13, 2010, the 2010 Note had a fair value of $835,743.  The Company’s 2010 Note was valued using the fair value of the forward cash flows including principal and interest payable at the maturity date using the credit-risk adjusted market rates.  This value is being accreted to the face value of the 2010 Note, including accrued interest through the maturity date using the effective interest method.

The 2010 Note also contained a contingent put reflected in the contractual rights of default.  Upon the occurrence of an event of default, as defined in the 2010 Note, the Holder could require us to redeem all or a portion of such Holder’s 2010 Note at a price equal to 100% of the sum of the principal amount of the 2010 Note, accrued and unpaid interest and late fees, if any, to be redeemed. Upon the occurrence of a disposition or liquidity event, as defined in the 2010 Note, the Holder could require us to redeem all of a portion of such Holder’s 2010 Note at an amount equal to the net proceeds up to the maximum amount owed under the note including outstanding principal, unpaid interest and late fees.  Under ASC 815, Derivatives and Hedging, the risks of equity are inconsistent with the risks of the debt host and, therefore, embedded put derivatives such as these require bifurcation and separate classification at fair value.  The value of the embedded put derivatives where deemed to be nil on August 13, 2010 and February 28, 2011.

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

NOTE 3.   LONG-TERM DEBT – RELATED PARTY

On January 18, 2011, the Company acquired Incentives Advisors.  Part of the consideration given was two notes payable to the managing members of Incentives Advisors.  Each note is for $117,500 and accrues interest at the rate of five percent per annum.  Each note is payable in thirty equal monthly installments of principal plus interest starting on March 1, 2011.  The notes may be voluntarily prepaid, in whole or in part prior to the maturity date with premium or penalty.  The only event of default is failure to pay when due any principal or interest due within 10 business days thereafter.  If a default does occur, the note holders have the right to declare the entire unpaid principal balance of the note, together with all accrued and unpaid interest thereon, immediately due and payable.  The notes are subordinated to the Company’s Senior Secured Notes payable.

NOTE 4.   GOODWILL

The following represents the detail of the changes in the goodwill account for the nine months ended February 28, 2011:

	Enterprise
	Workforce	Career
	Services	Networks	Total

Goodwill at May 31, 2009	$11,381,660	$6,347,788	$17,729,448
Impairment	(5,335,760)	(6,347,788)	-
Goodwill at May 31, 2010	$6,045,900	$-	$6,045,900
Purchase of Incentives Advisors	$1,875,115	$-	1,875,115
Impairment adjustment	685,426	-	685,426
Goodwill at February 28, 2011	$8,606,441	$-	$8,606,441

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

Effective as of January 18, 2011, Workstream Inc. acquired Incentives Advisors.  This acquisition was accounted for under the acquisition method per ASC Topic 805, Business Combinations (see Note 10).  We recognized goodwill of $1,875,115 for the excess of the purchase price over the fair value of the acquired assets and liabilities assumed.

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

On June 24, 2008, the Company filed a lawsuit in the Superior Court of the State of Delaware in and for New Castle County (the “State Court Lawsuit”) against Empagio Acquisition, LLC (“Empagio”) and SMB Capital Corporation (“SMB”) to obtain the $5 million termination fee required to be paid by Empagio and SMB pursuant to Section 7.02 of the Agreement and Plan of Merger dated as of February 12, 2008 among the Company, Workstream Merger Sub Inc., Empagio and SMB, which agreement was terminated by the Company on June 13, 2008.  On June 25, 2008, Empagio and SMB filed a lawsuit against the Company in the United States District Court for the District of Delaware (the “Federal Lawsuit”) alleging entitlement to a $3 million termination fee pursuant to the Agreement and Plan of Merger.  On July 29, 2008, Empagio and SMB filed a notice of voluntary dismissal of their Federal Lawsuit based on an understanding that Empagio and SMB would make their claim as part of the Company’s State Court Lawsuit.  In accordance with the voluntary notice of dismissal of the Federal Lawsuit, Empagio and SMB asserted their claims in the State Court Lawsuit.  A Stipulation of Dismissal has since been filed with the Superior Court pursuant to which the State Court Lawsuit was dismissed without liability on the part of either party to the other party.

* * *

Second Foundation Inc filed a lawsuit in the circuit Court of the Ninth Judicial Circuit in Orange County, Florida.  On December 1, 2010, Workstream  and Second Foundation  reached an out of court settlement.  We settled the $1,193,218 claim, which we had fully accrued, for $200,000.  The resulting gain of $993,218 is included in research & development costs in the accompanying condensed consolidated statements of operations.

* * *

Sungard Availability Services (Canada) Ltd. filed a lawsuit in the Superior Court of Justice in Ontario, Canada. On March 17, 2011, Workstream Inc and Sungard reached an out of court settlement.  We settled the $306,628claim, which we had fully accrued, for $175,000.  The resulting gain of $131,628 is included in general & administrative costs in the accompanying condensed consolidated statements of operations.

* * *

The Company is subject to other legal proceedings and claims which arise in the ordinary course of business.  The Company does not believe that the resolution of such actions will materially affect the Company’s business, results of operations, financial condition or cash flows.

NOTE 6.   CAPITAL STOCK

Classes of Stock

The authorized share capital consists of an unlimited number of no par value common shares, an unlimited number of no par value Class A Preferred Shares (the “Class A Preferred Shares”), and an unlimited number of no par value Series A Convertible Preferred Shares (the “Series A Shares”).  There were 993,548,251 common shares issued and outstanding, including 108,304 shares being held in escrow, as of February 28, 2011.  There were no Class A Preferred Shares or Series A Shares outstanding as of February 28, 2011.

Stock Plans and Stock-Based Compensation

The Company grants stock options to employees, directors and consultants under the 2002 Amended and Restated Stock Option Plan (the “Plan”), which was most recently amended in November 2007 at the annual shareholders’ meeting. Under the Plan, as amended, the Company is authorized to issue up to 11,000,000 shares of common stock upon the exercise of stock options or restricted stock unit grants.  The Company has granted options that exceed the amount authorized by the Plan.  The Company is seeking shareholder approval to amend the Plan to increase the number of shares authorized to be issued under the plan at its 2011 annual shareholders meeting. The Restricted Stock Unit options granted to the management team in August 2010 have been converted to Restricted Stock through a Board Resolution until such time as the Plan has been amended to a sufficient numbers of shares to accommodate the original grant.  The Audit Committee of the Board of Directors administers the Plan.  Under the terms of the Plan, the exercise price of any stock options granted shall not be lower than the market price of the common stock on the date of the grant.   The new board of directors and management team were granted stock options at a grant price below the market price on the date of grant.  Options to purchase shares of common stock generally vest ratably over a period of three years and expire five years from the date of grant.

The assumptions used to calculate the fair-value of share-based payment awards are found in Note 1 under Accounting for Stock-Based Compensation.  The Company recognized the following for stock-based compensation expense resulting from stock options in the consolidated statements of operations under general and administrative expenses:

	Three Months Ended		Nine Months Ended
	February 28, 2011	February 28, 2010	February 28, 2011	February 28, 2010

Stock compensation expense - options	$65,054	$22,409	$150,778	$62,807

Stock option activity and related information is summarized as follows:

				Weighted
		Weighted		Average
		Average	Weighted	Remaining	Aggregate
	Number	Exercise	Average	Contractual	Intrinsic
	of Options	Price	Fair Value	Term (in Years)	Value

Balance outstanding - May 31, 2009	1,427,032	$1.12
Granted	1,224,100	0.30	$0.26
Exercised	-	-
Forfeited or expired	(900,565)	1.03
Balance outstanding - May 31, 2010	1,750,567	0.59
Granted	32,538,318	0.02	$0.04
Exercised	-	-
Forfeited or expired	(8,909,822)	0.08
Balance outstanding - February 28, 2011	25,379,063	$0.04		4.4	$4,680

Exercisable - February 28, 2011	3,960,374	$0.13		4.1	$780

The aggregate intrinsic value in the table above represents total intrinsic value (of options in the money), which is the difference between the Company’s closing stock price of $0.01 on February 28, 2011, the last trading day of the reporting period and the exercise price times the number of shares, that would have been received by the option holders had the option holders exercised their options on February 28, 2011.

There were no options exercised during the nine months ended February 28, 2011 and 2010; and therefore, no intrinsic value or cash received from option exercises during the period.

The following table summarizes information about options outstanding at February 28, 2011:

Range of Exercise Prices	Number of Options Outstanding	Weighted Average Remaining Contractual Life (in Years)	Weighted Average Exercise Price	Number of Options Exercisable	Weighted Average Remaining Contractual Life (in Years)	Weighted Average Exercise Price

$0.02 - $0.99	25,206,563	4.4	$0.03	3,787,874	4.3	$0.07
$1.00 - $1.40	172,500	0.4	$1.31	172,500	0.4	$1.31

	25,379,063	4.4	$0.04	3,960,374	4.1	$0.13

As of February 28, 2011, $609,637 of total unrecognized compensation costs related to non-vested stock options is expected to be recognized ratably over the remaining individual vesting periods up to three years.  The realized tax benefit from stock options and other share based payments was nil for the three and nine months ended February 28, 2011 and 2010 due to the uncertainty of realizability.

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

	Three Months Ended		Nine Months Ended
	February 28, 2011	February 28, 2010	February 28, 2011	February 28, 2010

Stock compensation expense - RSUs	$8,584	$32,312	$241,116	$62,190
Stock compensation expense - Restricted Stock Issuances	$101,744	$-	$203,488	$-
Total	$110,328	$32,312	$444,604	$62,190

As of February 28, 2011, $1,064,706 of total unrecognized compensation costs related to non-vested restricted stock unit grants is expected to be recognized ratably over the remaining individual vesting periods up to three years.

		Weighted
	Number	Average
	of Units	Fair Value

Outstanding - May 31, 2009	77,774
Granted	310,000	$0.32
Vested and issued	(101,110)
Forfeited or expired	-
Outstanding - May 31, 2010	286,664
Granted	57,719,364	$0.03
Vested and issued/unissued	(7,603,916)
Cancelled	(6,782,930)
Forfeited or expired	(8,376,183)
Outstanding - February 28, 2011	35,242,999

NOTE 7.   SEGMENT INFORMATION

The Company has two reportable segments: Enterprise Workforce Services and Career Networks.  Enterprise Workforce Services consists of revenue generated from HCM software and related professional services.  In addition, Enterprise Workforce Services generates revenue from the sale of various products through the rewards modules of the HCM software.  On January 18, 2011, Workstream acquired Incentives Advisors. This combination adds solutions for obtaining hiring tax credits, training grants and other incentives to the Workstream offering.  Incentives Advisors specializes in managing the process of procuring employment-related tax credits and incentives for employers.  Career Networks primarily consists of revenue from career transition, applicant sourcing and recruitment research services.

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

The following tables summarize the Company’s operations by business segment for the three and nine months ended February 28, 2011 and 2010:

	Three Months Ended			Three Months Ended
	February 28, 2011			February 28, 2010
	Enterprise			Enterprise
	Workforce	Career		Workforce	Career
	Services	Networks	Total	Services	Networks	Total
Software	$1,213,982	$-	$1,213,982	$1,276,792	$-	$1,276,792
Professional services	81,339	-	81,339	168,050	-	168,050
Rewards	1,258,868	-	1,258,868	1,916,208	-	1,916,208
Career services	-	553,477	553,477	-	600,724	600,724
Revenue, net	2,554,189	553,477	3,107,666	3,361,050	600,724	3,961,774
Cost of revenues:
Rewards	933,122	-	933,122	1,720,239	-	1,720,239
Other	185,072	12,758	197,830	157,084	19,370	176,454
Gross profit	1,435,995	540,719	1,976,714	1,483,727	581,354	2,065,081
Expenses	1,650,992	558,604	2,209,596	2,215,815	671,177	2,886,992
Impairment charges - goodwill	-	-	-	-	6,347,788	6,347,788
Amortization and depreciation	57,594	3,383	60,977	158,073	7,384	165,457
Business segment income (loss)	$(272,591)	$(21,268)	(293,859)	$(890,161)	$(6,444,995)	(7,335,156)

Other income (expense) and income tax			31,909			(13,289,535)
Net loss			$(261,950)			$(20,624,691)

	Nine Months Ended			Nine Months Ended
	February 28, 2011			February 28, 2010
	Enterprise			Enterprise
	Workforce	Career		Workforce	Career
	Services	Networks	Total	Services	Networks	Total
Software	$3,502,382	$-	$3,502,382	$4,621,702	$-	$4,621,702
Professional services	229,773	-	229,773	675,955	-	675,955
Rewards	5,257,311	-	5,257,311	5,436,279	-	5,436,279
Career services	-	1,699,948	1,699,948	-	2,469,703	2,469,703
Revenue, net	8,989,466	1,699,948	10,689,414	10,733,936	2,469,703	13,203,639
Cost of revenues:
Rewards	3,942,393	-	3,942,393	4,329,272	-	4,329,272
Other	503,855	27,880	531,735	479,642	109,517	589,159
Gross profit	4,543,218	1,672,068	6,215,286	5,925,022	2,360,186	8,285,208
Expenses	4,775,507	1,876,867	6,652,374	6,267,242	2,385,996	8,653,238
Impairment charges - goodwill	(685,426)	-	(685,426)	-	6,347,788	6,347,788
Amortization and depreciation	157,229	15,025	172,254	726,845	21,313	748,158
Business segment income (loss)	$295,908	$(219,824)	76,084	$(1,069,065)	$(6,394,911)	(7,463,976)

Other income (expense) and income tax			745,999			(13,861,729)
Net income (loss)			$822,083			$(21,325,705)

NOTE 8.  NET INCOME / (LOSS) PER SHARE

The following is a reconciliation of basic net income / (loss) per share to diluted net income / (loss) per share:

	Three Months Ended		Nine Months Ended
	February 28, 2011	February 28, 2010	February 28, 2011	February 28, 2010
Numerator:
Net Income (loss)	$(261,950)	$(20,624,691)	$822,083	$(21,325,705)

Denominator:
Weighted average shares outstanding-basic	904,238,753	57,568,176	624,998,070	57,175,404
Potential shares "in-the-money" under stock
option and warrant agreements	-	-	61,250,102	-
Less: Shares assumed repurchased under the
treasury stock method	-	-	(14,104,230)	-

Weighted average shares outstanding-diluted	904,238,753	57,568,176	672,143,942	57,175,404

Basic net income (loss) per common share	$(0.00)	$(0.36)	$0.00	$(0.37)
Diluted net income (loss) per common share	$(0.00)	$(0.36)	$0.00	$(0.37)

Because the Company reported net income during the nine months ended February 28 2011 the Company included the impact of its common stock equivalents in the computation of dilutive earnings per share for this period. A net loss was reported during the three months ended February 28, 2011 and the three and nine months ended February 28, 2010 as such the Company excluded the impact of its common stock equivalents in the computation of dilutive earnings per share for these periods, as their effect would be anti-dilutive.  The following outstanding instruments were excluded from the above computation as their exercise price was greater than the company’s average stock price for the nine months ended February 28, 2011:

Nine Months Ended
February 28, 2011

Stock options	980,264
Warrants	6,500,000
7,480,264

NOTE 9.   ECONOMIC DEPENDENCE

The Company had one customer which represented approximately 34% and 29% of net revenue for the nine months ended February 28, 2011 and 2010, respectively, and one customer which represented approximately 15% of accounts receivable at February 28, 2010.

We have been given notice that the above mentioned customer will not renew its contract with Workstream.   Although management was disappointed by such customer’s decision to terminate its agreement, the Rewards service is low margin and working capital intensive.  It is not core to our vision of a Human Resources software and technology enabled service business.   We will continue to focus on generating revenue growth through sales of our enterprise software solutions.

NOTE 10.  BUSINESS COMBINATION

Effective as of January 18, 2011, Workstream Inc. and Incentives Advisors, LLC (“IA”) entered into a Merger Letter Agreement whereby the Company acquired 100% of the assets and liabilities of IA.  This combination adds solutions for obtaining hiring tax credits, training grants and other incentives to the Workstream offering.  Incentives Advisors specializes in managing the process of procuring employment-related tax credits and incentives for employers.

This acquisition has been accounted for in accordance with ASC topic 805, Business Combinations, and accordingly, the consolidated statements of operations include the results of IA since the date of acquisition.  The assets acquired and liabilities assumed are recorded at estimates of fair value as determined by management based on information available.  The excess of the purchase price over the fair value of acquired assets and liabilities assumed is allocated to goodwill.  Goodwill represents the synergies and economics of scale expected to be realized from combining the operations of the Company and IA.  All of the goodwill was assigned to the Company’s Enterprise Workforce Services segment.

The following table summarizes the consideration paid for IA and the amounts of the assets acquired and liabilities assumed recognized at the acquisition date:

Consideration:
Cash	$204,000
105,966,330 common shares of the Company valued at $.02 per share	2,119,382
Notes Payable	235,000
$2,558,382
Recognized amounts of identifiable assets acquired and liabilities assumed:
Financial assets including accounts receivable of $89,720	$150,476
Property, plant, and equipment	9,715
Identifiable intangible assets – customer list	663,000
Financial liabilities	(139,924)
Total identifiable net assets	683,267
Goodwill	1,875,115
$2,558,382

Acquisition-related costs included in general and administrative expenses in the Company’s income statement for the year ended February 28, 2011 totals $21,100.

The unaudited amounts of IA’s revenue and earnings included in the Company’s consolidated statements of operations for the quarter ended February 28, 2011, and the revenue and earnings of the combined entity had the acquisition date been June 1, 2010, or June 1, 2009, are:

	Revenue	Net income(loss)	Earnings/Share
Actual from 12/1/2010–2/28/2011	$156,530	$11,485	$0.00
Supplemental pro forma for 6/1/2010–2/28/2011	$11,199,923	$959,392	$0.00
Supplemental pro forma for 6/1/2009–2/28/2010	$13,422,074	$(21,454,747)	$(0.38)
Supplemental pro forma for 12/1/2009-2/28/2010	$4,030,951	$(20,707,283)	$(0.36)

These proforma amounts do not purport to show the exact results that would have been obtained if the acquisition had occurred as of the beginning of the periods presented or that may be obtained in the future.

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

On January 18, 2011, Workstream acquired Incentives Advisors. This combination adds solutions for obtaining hiring tax credits, training grants and other incentives to the Workstream offering.  Incentives Advisors specializes in managing the process of procuring employment-related tax credits and incentives for employers.

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

Revenues

	Three Months Ended February 28				Nine Months Ended February 28
	2011	2010	$ Change	% Change	2011	2010	$ Change	% Change
Revenues:
Software	$1,213,982	$1,276,792	$(62,810)	-4.9%	$3,502,382	$4,621,702	$(1,119,320)	-24.2%
Professional services	81,339	168,050	(86,711)	-51.6%	229,773	675,955	(446,182)	-66.0%
Rewards	1,258,868	1,916,208	(657,340)	-34.3%	5,257,311	5,436,279	(178,968)	-3.3%
Career networks	553,477	600,724	(47,247)	-7.9%	1,699,948	2,469,703	(769,755)	-31.2%
Total revenues	$3,107,666	$3,961,774	$(854,108)	-21.6%	$10,689,414	$13,203,639	$(2,514,225)	-19.0%

Percentage of total revenues:
Software	39.1%	32.2%			32.8%	35.0%
Professional services	2.6%	4.2%			2.1%	5.1%
Rewards	40.5%	48.4%			49.2%	41.2%
Career networks	17.8%	15.2%			15.9%	18.7%

Fiscal Third Quarter 2011 Compared to Fiscal Third Quarter 2010: Software revenue is comprised of hosting, license and maintenance fees.  Software revenue decreased primarily due to lower subscriptions as a result of discontinuing support on old software versions and lack of renewals from existing client base.  This decrease is software revenue was partially offset by the addition of Incentives Advisors tax incentives to the Software business which totaled $156,530.  Professional services revenues decreased due to less consulting for existing customer upgrades or specialization work.  We have implemented a new, more targeted approach during the first quarter of fiscal 2011 in order to attract new customers to coincide with an expected overall economic recovery and anticipated increase in IT spending.  We have brought in some small, new customers that we are currently implementing.  Rewards decreased due to the cancelation of large clients.  Career Networks revenues decreased primarily due to less employer and recruiter advertising and economic conditions that negatively affected deals in the recruiting and career transition services segment of the business along with less availability of financing for its customers. We have implemented a more targeted approach and alternative financing terms for our career transition clients and as a result believe that the fourth quarter of fiscal 2011 revenues will begin to improve over the third quarter of fiscal 2011.

First Nine Months of Fiscal 2011 Compared to First Nine Months of Fiscal 2010: Software revenue is comprised of hosting, license and maintenance fees.  Software revenue decreased primarily due to lower subscriptions as a result of discontinuing support on old software versions and lack of renewals from existing client base.  This decrease is software revenue was partially offset by the addition of Incentives Advisors tax incentives to the Software business which totaled $156,530.  Professional services revenues decreased due to less consulting for existing customer upgrades or specialization work.  We have implemented a new, more targeted approach during the first quarter of fiscal 2011 in order to attract new customers to coincide with an expected overall economic recovery and anticipated increase in IT spending.  We have brought in some small, new customers that we are currently implementing.  Rewards decreased due to the cancelation of large clients. Career Networks revenues decreased primarily due to less employer and recruiter advertising and economic conditions that negatively affected deals in the recruiting and career transition services segment of the business along with less availability of financing for its customers. Additionally, we spent less on marketing and advertising and as a result received less leads on which to convert to revenues.  We have implemented a more targeted approach for our career transition clients and as a result believe that the fourth quarter of fiscal 2011 revenues will begin to improve over the first nine months of fiscal 2011.

Cost of Revenues & Gross Profit

	Three Months Ended February 28				Nine Months Ended February 28
	2011	2010	$ Change	% Change	2011	2010	$ Change	% Change
Cost of revenues:
Software	$118,555	$115,233	$3,322	2.9%	$375,145	$371,442	$3,703	1.0%
Professional services	66,517	41,851	24,666	58.9%	128,710	108,201	20,509	19.0%
Rewards	933,122	1,720,239	(787,117)	-45.8%	3,942,393	4,329,272	(386,879)	-8.9%
Career networks	12,758	19,370	(6,612)	-34.1%	27,880	109,516	(81,636)	-74.5%
	$1,130,952	$1,896,693	$(765,741)	-40.4%	$4,474,128	$4,918,431	$(444,303)	-9.0%

Gross profit	$1,976,714	$2,065,081	$(88,367)	-4.3%	$6,215,286	$8,285,208	$(2,069,922)	-25.0%

Gross profit as a percentage of total revenues:
Software	90.2%	91.0%			89.3%	92.0%
Professional services	18.2%	75.1%			44.0%	84.0%
Rewards	25.9%	10.2%			25.0%	20.4%
Career networks	97.7%	96.8%			98.4%	95.6%
Total	63.6%	52.1%			58.1%	62.7%

Fiscal Third Quarter 2011 Compared to Fiscal Third Quarter 2010: Software costs of revenues remained flat quarter over prior quarter.  The current service provider fees are being re-negotiated due to the contract expiring in August 2011.  We expect to decrease these costs by 50% upon renewal.  Professional services costs increased due to more consulting for new customers.  While the Gross Profit decreased due to and increase in non-billable hours being worked.  Rewards cost of revenues decreased due to the loss of our large clients and related margins increased quarter over quarter due to the mix of larger margin merchandise in the current quarter.  Gross profit on our rewards business is driven primarily by the mix of products redeemed by the customers and results typically range between 20%-30%.  Career Networks cost of revenues directly decreased due to the reduction in revenue levels and the reduction of internal personnel directly related to cost of the production process.

First Nine Months of Fiscal 2011 Compared to First Nine Months of Fiscal 2010: Software costs of revenues remained relatively flat due to service provider fees, but decreased as a percentage of revenues primarily due to lower subscription base as a result of discontinuing support on old software versions and lack of renewals from existing client base.  The current service provider fees are being re-negotiated due to the contract expiring in August 2011.  We expect to decrease these costs by 50% upon renewal.  Professional services costs increased due to more consulting for new customers.  While the Gross Profit decreased due to and increase in non-billable hours being worked.  Rewards cost of revenues decreased due to the loss of our large clients and related margins increased quarter over quarter due to the mix of larger margin merchandise in the current quarter.    Gross profit on our rewards business is driven primarily by the mix of products redeemed by the customers and results typically range between 20%-30%.  Career Networks cost of revenues directly decreased due to the reduction in revenue levels and the reduction of internal personnel directly related to cost of the production process.

Selling & Marketing Expense

	Three Months Ended February 28				Nine Months Ended February 28
	2011	2010	$ Change	% Change	2011	2010	$ Change	% Change

Selling and marketing	$564,903	$404,760	$160,143	39.6%	$1,328,504	$1,406,941	$(78,437)	-5.6%

Percentage of total revenues	18.2%	10.2%			12.4%	10.7%

Fiscal Third Quarter 2011 Compared to Fiscal Third Quarter 2010:  Consulting and employment related expenses increased by approximately $90,000 primarily as a result of the addition of Incentives Advisors employees and higher sales commissions during the third quarter of 2011.  We have an increase of space occupancy and other expenses of approximately $11,500 directly related to the addition of the Incentives Advisors office in Arizona.  Career Networks increased its marketing expenditures in order to drive more traffic to its business components.   Bad debt expense was $10,000 for the third quarter of 2011.  Bad Debt expense was classified under general & administrative expense in the prior year.

First Nine Months of Fiscal 2011 Compared to First Nine Months of Fiscal 2010: Consulting and employment related expenses decreased by approximately $121,000 primarily as a result of the restructuring and reduction of headcount during fiscal 2011.  The reduction was partially offset by the increase in employment expenses related to the addition of Incentives Advisors.  We have an increase of space occupancy and other expenses of approximately $11,500 directly related to the addition of the Incentives Advisors office in Arizona.  Bad debt expense was $60,000 for the nine months end February 28, 2011.  Bad Debt expense was classified under general & administrative expense in the prior year.

General & Administrative Expense

	Three Months Ended February 28				Nine Months Ended February 28
	2011	2010	$ Change	% Change	2011	2010	$ Change	% Change

General and administrative	$1,323,842	$2,150,351	$(826,509)	-38.4%	$5,286,234	$6,144,129	$(857,895)	-14.0%

Percentage of total revenues	42.6%	54.3%			49.5%	46.5%

Fiscal Third Quarter 2011 Compared to Fiscal Third Quarter 2010: Consulting, professional fees and employment related expenses decreased by approximately $405,000 as a result of fewer employees and offset by additional Legal, Audit and Tax fees being recorded in the third quarter of Fiscal 2011. Legal fees increased due to fees associated with the acquisition of Incentives Advisors. Non-cash stock compensation and RSU expense increased by approximately $121,100 due to changes in management resulting in additional options and restricted stock awards being issued to the new management team and the board of directors. We had a non-cash gain of $123,000 as a result of a settlement with Sungard.  Bad debt expense in the third quarter of 2010 was $443,000. It was classified under general & administrative expense.  Bad Debt is now classified under selling & marketing expense in the third quarter of 2011.

First Nine Months of Fiscal 2011 Compared to First Nine Months of Fiscal 2010: Consulting, professional fees and employment related expenses decreased by approximately $717,000 as a result of fewer employees.  Non-cash stock compensation and RSU expense increased by approximately $729,000 due to changes in management resulting in additional options and restricted stock awards being issued to the new management team and the board of directors. A non-cash compensation adjustment for the difference in the purchase price and the fair value of the private placement from the new management team of $258,725 was recorded in the first quarter of 2011.  Space Occupancy Expenses decreased by approximately $57,900 due to an accrual in 2010 for rent at a closed office. We had a non-cash gain of $123,000 as a result of a settlement with Sungard.  Telephone expense decreased approximately $93,500 due to a settlement of old outstanding bills.  Marketing expenses decreased approximately $27,000 due to less trade show costs.  Bad debt expense for the nine months end February 28, 2010 was $540,500.  It was classified under general & administrative expense.  Bad debt expense is now classified under selling & marketing expense in the nine months ended February 28, 2011.  There is a decrease on rental & leases expense of $35,000 resulting from the expiration of leases without renewal.

Research & Development Expense

	Three Months Ended February 28				Nine Months Ended February 28
	2011	2010	$ Change	% Change	2011	2010	$ Change	% Change

Research and development	$320,851	$331,881	$(11,030)	-3.3%	$37,636	$1,102,168	$(1,064,532)	-96.6%

Percentage of total revenues	10.3%	8.4%			0.4%	8.3%

Fiscal Third Quarter 2011 Compared to Fiscal Third Quarter 2010:  Costs associated with consultants and outsourcing of R&D activities decreased by approximately $4,000 due to using fewer outside consultants.  Space Occupancy decreased $5,900 due to the closing of an office last year.

First Nine Months of Fiscal 2011 Compared to First Nine Months of Fiscal 2010:  Employment related expenses increased by approximately $106,700 as a result of the restructuring and addition in headcount.  Costs associated with consultants and outsourcing of R&D activities decreased by approximately $1,125,000 due to a settlement with a vendor on outstanding invoices.  We had a non-cash gain of $993,218 as a result of the settlement with Second Foundation.

Impairment of Goodwill

	Three Months Ended February 28				Nine Months Ended February 28
	2011	2010	$ Change	% Change	2011	2010	$ Change	% Change

Impairment of goodwill	$-	$6,347,788	$(6,347,788)	N/A	$(685,426)	$6,347,788	$(7,033,214)	N/A

During the fourth quarter of fiscal 2010, the Company determined that indicators of impairment for the goodwill associated with its Enterprise Workforce operating segment.  Based on this determination, the Company performed an impairment test.  In considering the current and expected future market conditions, the Company determined that the Enterprise Workforce goodwill was impaired in accordance with ASC 350, Intangibles – Goodwill and Other, and the Company recorded non-cash, pre-tax goodwill impairment charges of $6,347,788 during the nine months ended February 28, 2010.  This impairment was related to the Career Networks operating segment. The Enterprise operating segment goodwill impairment was an estimate that had not yet been finalized.  During the 1st quarter of fiscal year 2011, we had a change in management and well as a conversion of our 2009 Notes to Equity (see Note 2 for further discussion).  The Company felt that these transactions could have impacted the impairment test.  This delayed the impairment test and the Company was unable to fully complete Step 2 of its goodwill impairment testing prior to the issuance of the financials for fiscal year 2010.  A significant adjustment to the impairment estimate was made in the 1st quarter of fiscal year 2011 totaling $685,426 resulting in a partial reversal of the estimate impairment made in the fourth quarter of fiscal 2010.  The Company’s impairment test is based on a discounted cash flow method.  The discounted cash flows analysis is an income method of valuation wherein the total fair value of the business entity is calculated by discounting projected future cash flows back to the date of valuation.

Amortization & Depreciation Expense

	Three Months Ended February 28				Nine Months Ended February 28
	2011	2010	$ Change	% Change	2011	2010	$ Change	% Change

Amortization and depreciation	$60,977	$165,457	$(104,480)	-63.1%	$172,254	$748,158	$(575,904)	-77.0%

Percentage of total revenues	2.0%	4.2%			1.6%	5.7%

Fiscal Third Quarter 2011 Compared to Fiscal Third Quarter 2010: Depreciation expense decreased by approximately $105,000 due to many of our fixed assets becoming fully depreciated during fiscal year 2010.

First Nine Months of Fiscal 2011 Compared to First Nine Months of Fiscal 2010:  Amortization expense decreased by nearly $21,000 due to certain acquired intangible assets becoming fully amortized in prior years.  Depreciation expense also decreased by approximately $555,000 due to many of our fixed assets becoming fully depreciated during fiscal year 2010.

Interest Income & Expense, Net

	Three Months Ended February 28				Nine Months Ended February 28
	2011	2010	$ Change	% Change	2011	2010	$ Change	% Change

Interest income and expense, net	$(20,766)	$(672,181)	$651,415	-96.9%	$(693,133)	$(2,073,758)	$1,380,625	-66.6%

Fiscal Third Quarter 2011 Compared to Fiscal Third Quarter 2010:  Interest expense decreased by approximately $650,000 due to the exchange of the 2009 Senior Secured Notes for Common Stock in August 2010.  The interest recorded in Fiscal Third Quarter 2011 was primarily for the new $750,000 note from the infusion of capital during the exchange transaction.

First Nine Months of Fiscal 2011 Compared to First Nine Months of Fiscal 2010:  Interest expense decreased by approximately $1,381,000 due to the exchange of the 2009 Senior Secured Notes for Common Stock in August 2010.  This decrease is offset by the interest recorded in Fiscal Year 2011 was for the new $750,000 note from the infusion of capital during the exchange transaction.

Change in Fair Value of Warrants & Derivative

	Three Months Ended February 28				Nine Months Ended February 28
	2011	2010	$ Change	% Change	2011	2010	$ Change	% Change

Change in fair value of warrants and derivative	$39,000	$443,800	$(404,800)	N/A	$240,500	$1,231,493	$(990,993)	N/A

On June 1, 2009, the Company adopted ASC 815, which required it to begin accounting for the New Warrants as a liability due primarily to the reset provisions of the warrant in the event of lower priced financing transactions.  Therefore, the fair value of the New Warrants was reclassified from equity to a liability classification as of June 1, 2009 via a cumulative effect adjustment.  We recognized amounts of $39,000 and $443,800 associated with the change in the fair value of the New Warrants in the condensed consolidated statement of operations for the three months ended February 28, 2011 and 2010, respectively.   We recognized amounts of $240,500 and $1,231,493 associated with the change in the fair value of the New Warrants in the condensed consolidated statement of operations for the nine months ended February 28, 2011 and 2010, respectively.

Gain(Loss) on Exchange/Extinguishment of Debt

	Three Months Ended February 28				Nine Months Ended February 28
	2011	2010	$ Change	% Change	2011	2010	$ Change	% Change

Gain on extinguishment of debt	$-	$(13,071,440)	$13,071,440	N/A	$1,192,635	$(13,071,440)	$14,264,075	N/A

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

Income Taxes

	Three Months Ended February 28				Nine Months Ended February 28
	2011	2010	$ Change	% Change	2011	2010	$ Change	% Change

Income tax benefit (expense)	$-	$425	$(425)	-100.0%	$(7,357)	$97	$(7,454)	-7684.5%

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

LIQUIDITY AND CAPITAL RESOURCES

Working Capital: Working capital, which represents current assets less current liabilities, was negative $1.75 million.  Further improvement of working capital is a component of management’s overall plan to better align the Company’s financial position with its current operational requirements.  We had two private placements for common stock during the fiscal third quarter of 2011 to infuse capital into the Company.  The Company also completed a merger with Incentives Advisors which should increase our working capital in future quarters.  The Company has been successful in negotiating and settling large liabilities which has helped increase our working capital over prior quarters.

Cash & Cash Equivalents: As of February 28, 2011, we have approximately $538,000 in cash, which primarily consists of deposits held with banks.

Accounts Receivable: Days sales outstanding (“DSO”) is based upon a rolling 12 month calculation performed quarterly.  It is calculated as total accounts receivable (less Allen & Associates accounts receivable) divided by average day’s sales, which is calculated as revenues (less Allen & Associated revenues) divided by the total number of days in period.  The DSO ratio increased to 60.4 days at February 28, 2011 from 27.5 days at May 31, 2010.  The cause for the change days sales outstanding is primarily due to a slow down of receipts from customers that has been resolved in the fourth quarter.

Accounts Payable & Accrued Liabilities: Management is in the process of systematically reducing accounts payable and accrued liabilities as part of its overall plan to better align the Company’s financial position with its current operational requirements.  Further, the Company is in constant negotiations with its vendors, particularly relating to the rewards programs, for increased credit limits and improved payment terms to improve cash flows.  Workstream Inc and Second Foundation Inc reached an out of court settlement.  Workstream Inc and Sungard Availability Services (Canada) Ltd. Reached an out of court settlement.  We settled $1,499,818 in accrued liabilities for $375,000.  The adjustment to reduce the liability is recorded in the Consolidated Statements of Operations.

Cash Flows: The following is a summary of cash flow activities for the nine months ended February 28, 2011 and 2010:

	Nine Months Ended February 28
	2011	2010	$ Change	% Change

Cash used in operating activities	$(2,006,656)	$184,927	$(2,191,583)	-1185.1%
Cash (used in) investing activities	(464,512)	(106,761)	(357,751)	335.1%
Cash provided/(used in) by financing activities	2,712,362	(367,012)	3,079,374	-839.0%

Cash Flows From Operating Activities: The increase in these cash flows primarily relates to the goodwill impairment reversal and the gain on the extinguishment of debt.  We also settled $1,499,818 in accrued liabilities for a $1,124,846 non-cash gain.  Without these three transactions, we would have had a net loss instead of net income.

Cash Flows From Investing Activities: The changes in these cash flows relate to the capitalization of software of $276,144.  The acquisition of Incentives Advisors resulted in a cash payment of $250,000 less cash received during the acquisition of $15,632 totaling an investment of $234,268.

Cash Flows From Financing Activities: The decrease in these cash flows primarily relates to a private placement for equity and a new secured note for $2,281,000 and $660,000, respectively.

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

	Three Months Ended		Nine Months Ended
	February 28		February 28
	2011	2010	2011	2010

Net income / (loss), as reported under US GAAP	$(261,950)	$(20,624,691)	$822,083	$(21,325,705)

Effects of certain transactions:
Interest income and expense, net	20,766	672,181	693,133	2,073,758
Income tax benefit(expense)	-	(425)	7,357	(97)
Amortization and depreciation	60,977	165,457	172,254	748,158
Stock-based compensation	175,381	54,721	595,382	124,996
Gain(loss) on exchange/extinguishment of debt	-	13,071,440	(1,192,635)	13,071,440
Impairment of goodwill	-	6,347,788	(685,426)	6,347,788
Change in fair value of warrants and derivative	(39,000)	(443,800)	(240,500)	(1,231,493)
Other income and expense, net	(13,675)	(9,861)	(13,354)	(51,879)

EBITDA, as adjusted	$(57,501)	$(767,190)	$158,294	$(243,034)

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

Upon the occurrence of an event of default, as defined in the 2009 Secured Notes, a Holder could have required the Company to redeem all or a portion of such Holder’s 2009 Notes.  Upon a disposition of assets or liquidity event (each as defined in the 2009 Secured Notes), the Company would have been required to use 100% of the net proceeds to redeem the 2009 Secured Notes.  Each 2009 Secured Note also contained certain financial and other customary covenants with which the Company was required to comply.  Each subsidiary of the Company previously agreed to guarantee the obligations of the Company under the prior secured notes and reaffirmed such guarantee with respect to the 2009 Secured Notes by delivering to the Holders a Reaffirmation of Guaranty.  The Company and each of the Holders also entered into a Second Amended and Restated Registration Rights Agreement principally in order to include the common shares of the Company into which the $0.25 Convertible Notes and the $0.10 Convertible Notes were convertible as registrable securities.

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

Simultaneous with the consummation of the transactions contemplated by the 2010 Exchange Agreements, the Company received an additional $750,000 from one Holder (the “Lending Investor”) in exchange for a senior secured note (the “2010 Note”).  The 2010 Note is secured by a lien on all of the assets of the Company and its subsidiaries pursuant to the terms of a Security Agreement among the Company, its subsidiaries and the Lending Investor (the “Security Agreement”).  Interest on the 2010 Note accrues at an annual rate of 12%.  From and after the occurrence and during the continuance of any event of default under the 2010 Note, the interest rate then in effect will be automatically increased to 15% per year.  Interest is payable upon the maturity date of October 13, 2012.  Upon the occurrence of an event of default, as defined in the 2010 Note, the Lending Investor may require the Company to redeem all or a portion of the 2010 Note.  Upon a Disposition (as defined in the 2010 Note), the Company has agreed to use the Net Proceeds from such Disposition to redeem the 2010 Note.  Under the 2010 Note, the Company is required to comply with various financial and other covenants and restrictions.  Material covenants and restrictions include that: the Company and its subsidiaries may not redeem or repurchase any of its capital shares or declare or pay any dividend without the consent of the Lending Investor; subject to certain exceptions, the Company and its subsidiaries may not sell, lease, license, assign, transfer, convey or otherwise dispose of any assets in excess of $250,000 in any twelve-month period without the consent of the Lending Investor; the Company must maintain a minimum cash balance of not less than $250,000; as of the end of each calendar month, the Company’s cash balance plus accounts receivable that are less than 90 days old must be equal to or greater than 200% of the outstanding principal amount, interest due and late charges owing under the 2010 Note; and the Company and its subsidiaries may not have any material weakness in their control environments as reported by the Company’s auditors.  Since issuing the 2010 Note to the Lending Investor, the Company has been in compliance with all such covenants and restrictions under the 2010 Note.  Each subsidiary of the Company delivered a Guaranty pursuant to which it agreed to guarantee the obligations of the Company under the 2010 Note (the “Guaranty”).

The exchange of the 2009 Notes discussed above eliminates the need for quarterly principal payments and the final payment of principal on the 2009 Notes and accrued interest is in 2012.  This allows for the usage of this cash for operations.

On January 18, 2011, the Company acquired Incentives Advisors.  Part of the consideration given was two notes payable to the managing members of Incentives Advisors.  Each note is for $117,500 accruing interest at the rate of five percent per annum.  There are thirty equal monthly installments starting on March 1, 2011.  The note may be voluntarily prepaid, in whole or in part prior to the maturity date with premium or penalty.  The only event of default is failure to pay when due any principal or interest due within 10 business days thereafter.  If a default does occur, the note holders have the right to declare the entire unpaid principal balance of the note, together with all accrued and unpaid interest thereon, immediately due and payable.

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

An accounting policy is deemed to be critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, if different estimates reasonably could have been used, or if changes in the estimate that are reasonably likely to occur could materially impact the financial statements.  Management makes estimates and assumptions that affect the value of assets and the reported revenues.  The accounting policies that reflect our more significant estimates, judgments and assumptions and which management believes are the most critical to aid in fully understanding and evaluating the Company’s reported financial results include: revenue recognition, allowance for trade receivables, impairment analysis for goodwill, valuation of derivative financial instruments, valuation of deferred taxes, and valuation of compensation expense on share-based awards.  In many cases, the accounting treatment of a particular transaction is specifically dictated by U.S. GAAP and does not require management's judgment in its application.  There are also areas in which management's judgment in selecting among available alternatives would not produce a materially different result.  Management has discussed the development, selection and disclosure of critical accounting policies and estimates with our Board of Directors.  Management believes that there has been one significant change during the nine months ended February 28, 2011 to the items that were disclosed as the Company’s critical accounting policies and estimates in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in the Company’s Form 10-K for the fiscal year ended May 31, 2010.  The Company has established a policy in relation to intangible assets.

RECENT ACCOUNTING PRONOUNCEMENTS

See Note 1 of the accompanying condensed consolidated financial statements for information concerning recent accounting pronouncements.

ITEM 4T.   CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) that are designed to provide reasonable assurance that information required to be disclosed by us in our reports filed or submitted under the Exchange Act is processed, recorded, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Operating Officer, Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.

As required by SEC Rule 13a-15(b), our company carried out an evaluation, under the supervision and with the participation of management, including our Chief Operating Officer, Chief Executive Officer and Acting Chief Financial Officer, of the effectiveness of its disclosure controls and procedures as of the end of the period covered by this Quarterly Report. Based on this evaluation, management concluded that our disclosure controls and procedures were effective at the reasonable assurance level.

While there was some accounting processing being handled on location at Incentives Advisors during the period ending February 28, 2011, there were no changes in our internal control over financial reporting that occurred during the nine month period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.   OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

We are involved in claims, which arise in the ordinary course of business. In the opinion of management, we have made adequate provision for potential liabilities, if any, arising from any such matters. However, litigation is inherently unpredictable, and the costs and other effects of pending or future litigation, governmental investigations, legal and administrative cases and proceedings (whether civil or criminal), settlements, judgments and investigations, claims and changes in any such matters, and developments or assertions by or against us relating to intellectual property rights and intellectual property licenses, could have a material adverse effect on our business, financial condition, operating results or cash flows.  Please refer to Note 5 to the accompanying condensed consolidated financial statements for further discussion of litigation that may be material to our business.

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

We have limited operating funds.

The Company has incurred substantial losses in recent periods.  On August 13, 2010, we converted our 2009 Senior Secured Notes to equity.  At the same time we had a private placement and issued a 2010 Secured Note. As a result, we have a shareholders’ equity of $6,836,731 as of February 28, 2011.  Income for the nine months ended February 28, 2011 was $822,084 and losses for the years ended May 31, 2010 and 2009 were $26,583,731 and $4,856,356, respectively.  Due to significant reductions in operating expenses in the fourth quarter of fiscal 2008 and throughout fiscal 2009 and 2010, together with our recently completed private placement of common shares for an aggregate $1.25 million and the conversion of our senior secured debt to common shares, each as described below, management believes that current operations will be sufficient to meet its anticipated working capital and capital expenditure requirements.  Based on an analysis of our current contracts, forecasted new business, our current backlog and current expense level along with the refinancing of the Notes, management believes the Company will meet its cash flow needs for fiscal 2011.  If these measures fall short, management will consider additional cost savings measures, including cutting back product development initiatives, further reducing operating expenditures as well as seeking additional financing, if deemed necessary.  We recognize that there are no assurances that the Company will be successful in meeting its cash flow requirements, however, management is confident that, if necessary, there are other alternatives available to fund operations and meet cash requirements during fiscal 2011.

Our largest Rewards customer has given notice that it will not renew its contract with Workstream.   Although management was disappointed by the decision of such customer, the Rewards service is low margin and working capital intensive.  It is not core to our vision of a Human Resources software and technology enabled service business.   We will continue to focus on generating revenue growth through sales of our enterprise software solutions.

Notwithstanding these events, we believe that our recent private placements and loan arrangements provide suitable liquidity to fund ongoing operations. Separately, the Company intends to continue to raise capital from time to time as it pursues its business plan.

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

Workstream Inc. (Registrant)

DATE: April 14, 2011	By: /s/ John Long
John Long Chief Executive Officer (Principal Executive Officer)

DATE: April 14, 2011	By: /s/ John Long
John Long Acting Chief Financial Officer (Principal Financial Officer)