Form 10-Q/A
period 2010-08-31
WORKSTREAM INC
filed 2011-04-29
CIK 1095266

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_________________

FORM 10-Q/A
(Amendment No. 1)

_________________

(Mark One)
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                                         For the quarterly period ended August 31, 2010

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 001-15503
________________

               WORKSTREAM INC.
(Exact name of registrant as specified in its charter)

Canada	N/A
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

485 N. Keller Road, Suite 500 Maitland, Florida	32751
(Address of principal executive offices)	(Zip code)

(407) 475-5500
(Registrant's telephone number,
including area code)

____________________

Indicate by check mark whether the registrant:  (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes  ☐  No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer, or a smaller reporting company.   See definitions of “accelerated filer,” “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

        (Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☒

As of October 18, 2010 there were 813,111,491 common shares, no par value, outstanding, excluding 108,304 common shares held in escrow.

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-Q/A (this “Amendment”) amends the registrant’s Quarterly Report on Form 10-Q for the quarterly period ended August 31, 2010, which was originally filed with the Securities and Exchange Commission on October 20, 2010 (the “Original Filing”).  The registrant hereby amends and restates Item 4T of Part I to include the conclusion of the registrant’s principal executive officer and principal financial officer regarding the effectiveness of the registrant’s controls and procedures, which was inadvertently omitted from the Original Filing.  In addition, as required by Rule 12b-15 promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), new certifications by our principal executive officer and principal financial officer are filed as exhibits to this Amendment.

Except as described above, no other amendments have been made to the Original Filing. This Amendment does not reflect events after the filing of the Original Filing or modify or update any disclosures that may have been affected by subsequent events.

PART I

ITEM 4T.  CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) that are designed to provide reasonable assurance that information required to be disclosed by us in our reports filed or submitted under the Exchange Act is processed, recorded, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer, Chief Operating Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.

As required by SEC Rule 13a-15(b), we carried out an evaluation under the supervision and with the participation of management, including our Chief Executive Officer, Chief Operating Officer and Acting Chief Financial Officer, of the effectiveness of its disclosure controls and procedures as of the end of the period covered by this Quarterly Report. Based on this evaluation, management concluded that our disclosure controls and procedures were effective at the reasonable assurance level.

There were no changes in our internal control over financial reporting that occurred during the three month period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

ITEM 6.  EXHIBITS.

Exhibit        Description

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

1

SIGNATURES

Pursuant to the requirements of  Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WORKSTREAM INC.

Dated: April 29, 2011	By:	/s/ John Long
John Long
Chief Executive Officer
(Principal Executive Officer)

Dated: April 29, 2011	By:	/s/ John Long
John Long
Acting Chief Financial Officer
(Principal Financial Officer)

2