Form 10-Q/A
period 2010-11-30
WORKSTREAM INC
filed 2011-04-29
CIK 1095266

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
Yes ☐ No ☒

As of January 12, 2010 there were 816,502,956 common shares, no par value, outstanding, excluding 108,304 common shares held in escrow.

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-Q/A (this “Amendment”) amends the registrant’s Quarterly Report on Form 10-Q for the quarterly period ended November 31, 2010, which was originally filed with the Securities and Exchange Commission on October 20, 2010 (the “Original Filing”).  The registrant hereby amends and restates Item 4T of Part I to include the conclusion of the registrant’s principal executive officer and principal financial officer regarding the effectiveness of the registrant’s controls and procedures, which was inadvertently omitted from the Original Filing.  In addition, as required by Rule 12b-15 promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), new certifications by our principal executive officer and principal financial officer are filed as exhibits to this Amendment.

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

There were no changes in our internal control over financial reporting that occurred during the six month period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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