Form 10-K/A
period 2010-05-31
WORKSTREAM INC
filed 2011-05-03
CIK 1095266

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-K/A
(Amendment No. 1)

(Mark One)
☑  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended May 31, 2010

OR

☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 001-15503

WORKSTREAM INC.
(Exact name of registrant as specified in its charter)

Canada	N/A
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

485 N. Keller Road, Suite 500	32751
Maitland, Florida	(Zip Code)
(Address of principal executive offices)
1-866-953-8800
Registrant’s telephone number, including area code:

Securities registered pursuant to Section 12(b) of the Act:	None
Securities registered pursuant to Section 12(g) of the Act:	None

Common Stock, no par value
(Title of Class)	(Name of exchange on which registered)

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
Yes ☑                                No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐   No ☐

i

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

DOCUMENTS INCORPORATED BY REFERENCE:  None

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (this “Amendment”) amends and restates the registrant’s Annual Report on Form 10-K for the fiscal year ended May 31, 2010, which was originally filed with the Securities and Exchange Commission on September 13, 2010 (the “Original Filing”).  The registrant hereby amends and restates the Original Filing for the purpose of amending: Item 1A of Part I to clarify a statement in the risk factor entitled “Failure of the internet infrastructure to support current and future user activity…”; “Liquidity and Capital Resources” under Item 7 of Part II to describe in greater detail the material covenants contained in the Company’s 2010 Note; Item 9A(T) of Part II to include the conclusion of the registrant’s principal executive officer and principal financial officer regarding the effectiveness of the registrant’s controls and procedures, which was inadvertently omitted from the Original Filing; Item 10 of Part III to include certain required information regarding the Company’s directors; and a proper signature page.  In addition, as required by Rule 12b-15 promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), new certifications by our principal executive officer and principal financial officer are filed as exhibits to this Amendment.

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

We cannot assure you that the Internet infrastructure will continue to effectively support the demands placed on it as the internet continues to experience increased numbers of users, greater frequency of use and increased bandwidth requirements of users.  In the past, the internet has experienced a variety of outages and other delays.  The internet is also subject to actions of terrorists or hackers who may attempt to disrupt specific web sites or Internet traffic generally.  Any future outages or delays could affect the willingness of employers to use our on-line recruitment offerings and of job seekers to post their resumes on the internet.  Although we have never experienced an internet interruption that has had a material adverse effect on our business, if any such event were to occur, our business, operating results and financial condition could be materially adversely affected.

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

	Fiscal Years Ended

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

In designing and evaluating the disclosure controls and procedures, our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.  Furthermore, the Company’s controls and procedures could be circumvented by the individual acts of some persons, by collusion or two or more people or by management override of the control.  Misstatements due to error or fraud may occur and not be detected on a timely basis.

The Company conducted an evaluation, under the supervision and with the participation of management, including the Chief Executive Officer and acting Chief Financial Officer, of the effectiveness of the design and operation of its disclosure controls and procedures as of the end of the period covered by this report.  Based on such evaluation, the Chief Executive Officer and acting Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective at a reasonable assurance level as of the end of the period covered by this report.

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

Our management conducted an evaluation of the effectiveness of our internal control over financial reporting as of May 31, 2010 using the framework in “Internal Control — Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  Based upon the evaluation, our management concluded that our internal control over financial reporting was effective as of May 31, 2010.

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

John Long became our Chief Executive Officer and a member of our Board of Directors on August 13, 2010.  Mr. Long is also currently serving as our Acting Chief Financial Officer.  Immediately prior to joining us,  Mr. Long was, and he continues to be, a principal in Yardley Capital Advisors, LLC, a private equity investment company.  From October 2008 until May 2010, Mr. Long served as Chief Executive Officer of Excelus HR, Inc.  From July 2003 until June 2007, Mr. Long served as Chief Executive Officer of First Advantage Corporation, a diversified business services company.  Mr. Long’s current role as our Chief Executive Officer and his former senior executive positions in the industry make him an important contributor to the Board.

Jeffrey Moss became Chairman of our Board of Directors on August 14, 2010.  Since May 2010, Mr. Moss has served as Chief of Enterprise Growth for Educational Testing Service, Inc., an educational measurement and researching organization.  Prior to joining ETS, from May 2004 until March 2010, Mr. Moss was a principal of Sterling Partners, L.P., a private equity firm.   Mr. Moss’ financial and investment experience as a principal of a private equity investment firm, together with his experience in his current position, make Mr. Moss an important contributor to the Board.

Biju Kulathakal became a member of our Board of Directors on August 14, 2010. Since 2008 Mr Kulathakal has been Chairman and CEO of Trading Block Holdings, Inc. a retail broker dealer in Chicago, IL.     From 2003 to 2009 he was an investor and partner at GetAMovie which was later sold to McDonalds and is now RedBox. Redbox is one of the largest movie rental companies in the United States and the fastest growing in terms of revenue. From 1999 he was a founder of Enterprise Logic Systems, which is a software development firm that specialized in the financial services and trading industry. He is a founder and board member of the Vidya Foundation. He has previously served on the board of the Beck Foundation, Chicago Charter School foundation, Civitas Schools, Leap Learning Systems and the Heartland Institute. Biju received a BS in Aerospace Engineering from Illinois Institute of Technology.  Mr. Kulathakal’s senior executive roles, including his role with a software development firm, enable him to provide valuable insight into our business and operations.

Denis E. Sutton became a member of our Board of Directors on August 13, 2010.  Since March 2007, Mr Sutton has been Executive Vice President, Human Resources of IMRIS Inc., a biomedical imaging equipment developer.  From March 2005 until March 2007, Mr. Sutton served as Senior Vice President, Human Resources of MTS Allstream Inc., a telecommunications company.  In his roles with IMIRS and MTS Allstream and with his significant human resources experience, Mr. Sutton has the experience necessary to provide valuable insight with respect to our business and product offerings.

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

10.33
Form of 2010 Exchange and Share Purchase Agreement dated August 13, 2010 among the Company and each Investor party thereto (incorporated by reference to Exhibit 10.1 to the current report on Form 8-K filed on August 19, 2010).

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

21.1	List of Subsidiaries (incorporated by reference to Exhibit 21.1 to the annual report on Form 10-K filed on September 13, 2010).
*23.1	Consent of Cross, Fernandez & Riley, LLP.
*31.1	Certification of Chief Executive Officer Pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes Oxley Act of 2002.
*31.2	Certification of Chief Financial Officer Pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes Oxley Act of 2002.
*32.1	Certifications of the Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

*	Filed herewith.

**	Constitutes a management contract for compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WORKSTREAM INC.

By:	/s/ John Long
John Long
Chief Executive Officer
Dated:  May 3, 2011

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ John Long John Long	Director, Chief Executive Officer (Principal Executive Officer) and Acting Chief Financial Officer (Principal Financial Officer)	May 3, 2011

/s/ Stacey Gambel Stacey Gambel	Director of Financial Reporting and Accounting (Principal Accounting Officer)	May 3, 2011

/s/ Jeffrey Moss Jeffrey Moss	Chairman of the Board of Directors	May 3, 2011

/s/ Biju Kulathakal Biju Kulathakal	Director	May 3, 2011

/s/ Denis Sutton Denis Sutton	Director	May 3, 2011