Form 10-K
period 2011-05-31
WORKSTREAM INC
filed 2011-08-24
CIK 1095266

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-K

(Mark One)
[X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended May 31, 2011

OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 001-15503

WORKSTREAM INC.
(Exact name of registrant as specified in its charter)

Canada	N/A
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

2200 Lucien Way, Suite 201	32751
Maitland, Florida	(Zip Code)
(Address of principal executive offices)
Registrant’s telephone number, including area code:	1-866-953-8800

Securities registered pursuant to Section 12(b) of the Act:	None
Securities registered pursuant to Section 12(g) of the Act:	None
Common Stock, no par value
(Title of Class)	(Name of exchange on which registered)

Indicate by check mark if registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes [ ]                      No [X]

Indicate by check mark if registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
Yes [ ]                      No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X]                                No [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes [ ]   No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

i

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer, or a smaller reporting company.  See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (Check one):
Large accelerated filer [ ]                     Accelerated filer [ ]                       Non-accelerated filer [ ]                     Smaller reporting company  [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐                      No [X]

The aggregate market value of the voting and non-voting common equity held by non-affiliates as of November 30, 2010 (the last business day of the registrant’s most recently completed second fiscal quarter) was $16,332,225 based on the closing price of such common equity of $0.02 per share on that date.  All executive officers and directors of the registrant and all persons filing a Schedule 13D or a Schedule 13G with the Securities and Exchange Commission in respect to the registrant’s common stock have been deemed, solely for the purpose of the foregoing calculation, to be “affiliates” of the registrant.

The total number of common shares, no par value, outstanding on August 19, 2011 was 2,656,583 excluding 270 common shares held in escrow.

DOCUMENTS INCORPORATED BY REFERENCE:  None

ii

WORKSTREAM INC.
TABLE OF CONTENTS

For the Fiscal Year Ended May 31, 2011

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

Workstream Inc. is a provider of Human Resource Software and Services.  Our business provides corporate human resource departments with solutions used for Talent Acquisition and Talent Management.

Our Talent Acquisition solutions includes the Workstream Recruiting Solution; Incentive Advisors, which assists businesses in obtaining hiring tax credits, training grants and other federal, state and local incentives; 6FigureJobs.com is a job board which matches executive level candidates with executive recruiters.

Workstream’s Talent Management solution (TalentCenter) allows businesses to use web based software to better manage human resources.  Available solutions include systems to manage performance, development, employee communications and compensation.  Increasingly, employers seek automated tools to tie their performance management and professional development strategies to compensation management so that they truly can pay for performance.

Workstream was incorporated on May 24, 1996 under the Canada Business Corporation Act under the name CareerBridge Corporation.  In February 1999, we changed our name to E-Cruiter.com Inc., and since November 2001, have operated as Workstream Inc. (the “Company”).  We conduct our business and reflect our management reports on a fiscal year basis from June 1 through May 31 each year.

In August of 2010, John Long, former CEO of First Advantage Corporation, was appointed  CEO of Workstream, replacing Michael Mullarkey, the founder and former Chairman and CEO.  Later that same month,  Mr. Mullarkey resigned his position and is no longer affiliated with the  company.

Workstream conducts its business primarily in the United States of America and Canada and our target market is employers with more than 1,500 employees.

STRATEGY

Our objective is to provide our client’s human resource department with solutions used for acquiring and managing human capital.  We believe that clients want to purchase both service and software from a single vendor and that bundling our solutions will help companies maximize workforce productivity and help companies achieve better results.  Our solutions are easily configurable software applications that streamline talent acquisition and talent management workflows.  We complement our software applications with consulting services, outsourcing services and proprietary content.  Together, these components form solutions that enable our clients to improve the quality of their human capital management processes and increase employee productivity and retention.

We believe we have developed a strategy that will achieve revenue growth. Key elements of our strategy for business development are as follows:

•	Expanding direct sales with vertical focus. We will continue to emphasize our direct sales, marketing and product development efforts in targeted vertical industries.

•	Building a wider indirect sales channel for distribution of our products and services. We have in place and will continue to pursue additional reseller or referral agreements for all of our services.

•
Maintaining technological leadership.  We plan to remain at the forefront of web-based human capital by continuing development of our Talent Center and Recruitment software offerings and continuing the integration of our various service offerings into the software.

•
Pursuing strategic acquisitions.  From time-to-time, we will evaluate acquisition for complementary businesses, products and/or technologies.  Our objective is to increase our revenue growth, expand our customer base, add new services or new technologies for our existing client base and penetrate new markets.

PRINCIPAL SERVICES AND OPERATIONS

TalentCenter

The Workstream TalentCenter provides a unified suite of Performance, Development and Compensation Management software.  It is a role-based talent management portal that provides single sign-on authentication to all licensed applications and services. This streamlined approach facilitates rapid user adoption of our applications and services.  TalentCenter is a hosted solution and Workstream manages virtually all of the integration and service complexities at our data center facility.  Through a standard web browser, clients have access to our on-demand applications and can turn on those they need, when they need them.  TalentCenter provides companies the flexibility to start with one module and grow over time or deploy the entire solution at once.

Performance

Workstream Performance enables organizations to translate business strategy into a fully aligned set of operational goals, provide real-time visibility and reporting on goal status, assess employee performance and gather employee feedback across the organization.  The solution is also integrated with Workstream Compensation to support pay-for-performance programs.

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

Recruitment

Workstream Recruitment helps companies automate and manage the entire recruitment process including job requisition, job profile creation, job posting, interview scheduling, offer letter generation. The SaaS application includes the following:

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

Incentives

Incentives Advisors’ services help Workstream clients secure tax credits, training grants, and other government incentives including:

•
Hiring Credits:  These credits are created by governments to encourage the hiring of individuals from targeted groups such as veterans, public assistance recipients and disadvantaged youth.  Workstream’s ability to identify credits during the hiring process allows our clients to maximize the value of these programs and claim thousands of dollars per qualified hire.

•
Job Creation Credits:  Many states have created incentives for companies to create new jobs.  Workstream’s services allow clients to claim what are typically strong economic incentives for qualified businesses.

•
Training Grants:  Corporate Human Resource departments have an interest in improving the skill sets of new and incumbent workers.  Incentive Advisors helps identify and claim available state and local grants that can be used to offset the cost of training.

•	Enterprise Zone Programs: Both Federal and state tax credits exist for businesses who locate in areas that governments have targeted for revitalization.

Job Board

6FigureJobs.com, Inc., is an online applicant-sourcing portal where job seeking candidates and companies that are actively hiring and filling positions can interact.  The site provides content appropriate for senior executives, directors and other managers, as well as containing job postings that meet their qualifications.  6FigureJobs has evolved into one of the premier executive job boards.  We employ screening to create this exclusive community of job seekers.  On the candidate side, each job seeker is reviewed before his or her resume is allowed to reside in the site’s candidate database.  On the recruiting side, all job openings must have a minimum aggregate compensation of $100,000.  We generate revenue through 6FigureJobs on a subscription basis from employers and recruiters that access our database of job seekers and use our tools to post, track and manage job openings.  We also generate revenue through advertising and through the sale of premium services to job candidates.

Other Services

Workstream offers several other services incidental to the core services and solutions.  Our Career Transition service assists individuals in indentifying job opportunities.

We have exited the Rewards business, a low margin and working capital intensive business which we considered to be non-core.  See the discussion of Discontinued Operations in Note 16.

OPERATIONS

In addition to our geographically dispersed sales force we have operations in Canada and the United States.  Our principal operating centers for Hosting, R&D, Client Services and Fulfillment are in Phoenix Azizona, Maitland Florida, Mississauga Ontario (where our primary date center is located) and Stamford Connecticut.

REVENUE SOURCES

Workstream derives revenue from various sources including subscription and hosting fees; fees for the processing of tax credits and grants; licensing of software; software maintenance fees; professional services related to software implementation, customization and training; and sale of advertising and other products and services.   Contracts that include a software subscription component have a period of at least one year and typically, average three years.  Software clients are billed in advance according to the terms of the contract.   Any billed but unearned revenue is disclosed in the balance sheet as deferred revenue and is recognized as revenue when the service is provided.   Professional services are billed either on a time and material basis or on a fixed fee basis.  Time and material engagements are billed monthly as the professional services hours are incurred.  Fixed fee engagements are billed according to the terms of the contract, and revenue is recognized on a percentage of completion basis.  Revenue from the sale of products and tickets through the discount and rewards software module is billed and recognized when the goods are shipped and title has transferred.

RESEARCH AND DEVELOPMENT

Research and development is focused on improving the ease of use and functionality of our various software and service offerings.  Workstream also invests in research and development to make our internal processes more efficient and to shorten the amount of time required, and the expense involved, with implementation of our software solutions.

INTELLECTUAL PROPERTY

We consider certain of our processes, systems, methodologies, databases, tangible and intangible materials, software and trademarks to be proprietary.  We rely upon a combination of patents, copyright, trade secret and trademarks as well as non-disclosure and other contractual arrangements to protect our intellectual property.

COMPETITION

The market for Human Resource software and services is highly fragmented and competitive with hundreds of companies offering products or services that compete with one or more of the services that we offer.

EMPLOYEES

As of May 31, 2011, we had 74 full-time employees.  Our employees are not represented by a collective bargaining organization, and we have never experienced any work stoppage.  We consider our relations with our employees to be good.

AVAILABLE INFORMATION

Our internet website address is www.workstreaminc.com.  .  Our SEC reports can be accessed through www.sec.gov.  Information on our website does not constitute part of this 10-K report or any other report we file or furnish with the SEC.

ITEM 1A.	RISK FACTORS

We believe the following risk factors, as well as the other information contained in this Annual Report on Form 10-K are material to an understanding of our company.  Any of the following risks as well as other risks and uncertainties discussed in this Annual Report on Form 10-K could have a material adverse effect on our business, financial condition, results of operations or prospects and cause the value of our stock to decline.  Additional risks and uncertainties that we are unaware of, or that are currently deemed immaterial, also may become important factors.

We have limited operating funds.

The Company has incurred substantial losses in recent periods.    Losses for the twelve months ended May 31, 2011 were $162,719 and losses for the years ended May 31, 2010 and 2009 were $26,583,731 and $4,856,356, respectively.  Management believes that current operations will be sufficient to meet its anticipated working capital and capital expenditure requirements.  However, our ability to obtain financing depends on a number of factors, including our ability to generate positive cash flow from operations, the amount of our cash reserves, the amount and terms of our existing debt arrangements, the availability of sufficient collateral and the prospects of our business.

Our stock is no longer traded on the NASDAQ Stock Market but instead is traded on the OTC Bulletin Board, which may make it more difficult for investors to sell shares, may potentially lead to future market declines and may increase our costs related to registration statements.

An investor may find it difficult to sell our common shares or to obtain accurate quotations as to the market value of our securities, potentially leading to declines in our share price.  This may cause us to have difficulty obtaining future financing.

The company’s stock may not continue to be publicly traded, or the company may elect to “go dark” and stop filing  reports with the Securities and Exchange Commission.   Either of these may make it difficult for investors to sell shares.

Additionally, we are now not eligible to use short form registration statements with the respect to the sale of our securities.  This could substantially increase our costs of registering securities in the future, if we are so required in connection with financing transactions.

Our common stock may become subject to certain “Penny Stock” rules which may make it a less attractive investment.

Since the trading price of our common stock is less than $5.00 per share, trading in our common stock would be subject to the requirements of Rule 15g-9 of the Exchange Act if our net tangible assets fall below $2 million or our average revenue falls below $6,000,000 for three years.  Under Rule 15g-9, brokers who recommend penny stocks to persons who are not established customers and accredited investors, must satisfy special sales practice requirements.  For these reasons, an investment in our equity securities may not be attractive to our potential investors.

The price of our common shares historically has been volatile, which may make it more difficult for you to resell our common shares when you want at prices you find attractive.

The market price of our common shares has been highly volatile in the past, and may continue to be volatile in the future. For example, since June 1, 2004, the closing sale price of our common shares as quoted on the NASDAQ Stock Market prior to May 22, 2009 and since such date on the OTCBB has fluctuated between $8.00 and $2,140.00 per share. The following factors may significantly affect the market price of our common shares:
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

We have and may continue to issue securities with rights superior to those of our common stock, which could materially limit the ownership rights of existing stockholders.

We have and may continue to offer debt or equity securities in private and/or public offerings in order to raise working capital and to refinance our debt.  Our Articles of Incorporation authorizes the board of directors to issue an unlimited number of Class A Preferred Shares, the rights and preferences of which may be designated by our board of directors without shareholder approval.  The designation and issuance of Class A Preferred Shares in the future could create additional securities that would have dividend, liquidation and voting preferences prior in right to the outstanding common shares.  The board of directors is also authorized to issue and unlimited number of common shares and has the right to determine the terms and rights of any debt securities without obtaining further approval of the stockholders.  It is likely that any debt securities or preferred stock that we sell would have terms and rights superior to those of our common stock and may be convertible into common stock.  Any sale of securities could adversely affect the interests or voting rights, impede a change of control and result in substantial dilution to the existing holders of our common stock.  Additionally, a sale of securities could adversely affect the market price of our common stock.

We may not become profitable.

Our ability to reduce our losses or earn a profit will be adversely affected if revenue falls or grows more slowly than we anticipate or if operating expenses exceed our expectations. Even if we do achieve profitability, we may not sustain or increase profitability on a quarterly or annual basis.  Failure to achieve or maintain profitability would materially adversely affect the market price of our common shares.

Our large shareholders may influence certain decisions regarding the Company.

As of August 5, 2011, CCM Master Qualified Fund beneficially owns approximately 36.24% of our common shares and Magnetar Capital Master Fund beneficially owns approximately 17.98% of our common shares.  To the extent that CCM Master Qualified Fund in particular, and other of our large shareholders in general, continue to own such a substantial portion of our outstanding common shares, even though less than a majority, they will have significant influence over all matters submitted to our shareholders and exercise significant control over our business policies and affairs. Any of our large shareholders may have interests that conflict with or are different from our own and those of our other shareholders. This concentration of voting power could have the effect of delaying, deterring or preventing a change in control or other business combination that some shareholders might consider beneficial.

Our business could be adversely affected if we are unable to protect our intellectual property.

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

Changes in law or regulation may have an adverse impact.

Uncertainty and new regulations relating to the internet could increase our costs of doing business, prevent us from providing our services, slow the growth of the internet or subject us to liability, any of which could adversely affect our business, operating results and prospects.  Changes in the law or regulation relating to the availability of tax incentives and grants may hurt our ability to sell services related to these incentives. .  There are currently few laws and regulations directly governing access to, or commerce on, the Internet.  However, due to the increasing popularity and use of the Internet, the legal and regulatory environment that pertains to the internet is uncertain and continues to change.  New and existing laws may cover issues which include:

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

Our corporate headquarters are located in approximately 5,500 square feet of office space in Maitland, Florida.  In addition to our corporate staff, this location houses our finance department, our internal sales team and lead generation group, our research and development and operations team.  Our lease for this premise expires in January 2017.

Our Incentive Advisors business is located in 2,095 square feet of space in Tempe, Arizona.  The lease expires in August 2011.  Workstream’s wholly-owned subsidiary 6FigureJobs.com leases approximately 2,560 square feet of office space in Stamford, Connecticut under a lease expiring on October 31, 2012.   Workstream’s wholly-owned subsidiary Paula Allen Holdings, Inc. also leases space in Dallas, Texas and Minneapolis, Minnesota.  In Dallas, we lease approximately 4,192 square feet of office space under a lease expiring on January 31, 2014 and in Minneapolis, we lease approximately 1,523 square feet of office space under a lease expiring on December 31, 2012.

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

MARKET INFORMATION

Until May 22, 2009, our common shares, no par value, were traded on the NASDAQ Stock Market (“NASDAQ”) under the symbol “WSTM.”  Commencing May 22, 2009 and June 3, 2009, we began trading under the symbol “WSTM-OB” on the Pink Sheets electronic over-the-counter securities market and quoted on the Over-the-Counter Bulletin Board (OTCBB) in what is commonly referred to as the OTC Bulletin Board. On May 6, 2011, the Company completed a 1-for-400 reverse split of its common shares pursuant to which each shareholder received one common share for every four hundred shares held.   OTC market quotations reflect interdealer prices, without retail markup, markdown or commission and may not necessarily represent actual transactions.

The following table sets forth the high and low closing sales prices of our common shares during each quarter as reported by the OTC Bulletin Board, as applicable, for the fiscal years ended May 31, 2011 and 2010(giving effect to the 1-for-400 reverse stock split):

Period	High Closing Sales Price	Low Closing Sales Price
2011 Fiscal Year, quarter ended:
August 31, 2010	$44.00	$8.00
November 30, 2010	$12.00	$8.00
February 28, 2011	$ 8.00	$4.00
May 31, 2011	$ 8.00	$3.00

2010 Fiscal Year, quarter ended:
August 31, 2009	$148.00	$72.00
November 30, 2009	$128.00	$84.00
February 28, 2010	$120.00	$80.00
May 31, 2010	$ 88.00	$32.00

HOLDERS

On August 5, 2011, there were approximately 263 stockholders of record for our common stock.   This does not reflect persons or entities that hold our common stock in nominee or “street” name through various brokerage firms.

DIVIDENDS

We have not paid any dividends on our common shares and do not expect to pay dividends in the foreseeable future.  It is the present policy of our Board of Directors to retain any future earnings to finance the growth and development of our business.  Any future dividends to common shareholders will be declared at the discretion of the Board of Directors and will depend upon several things including approval by our note holders and holders of any senior securities, the financial condition, capital requirements, earnings and liquidity of our Company.  See Management's Discussion and Analysis of Financial Condition and Results of Operations for a discussion of our current capital position.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

Please see the section titled “Equity Compensation Plan Information” under Item 12 in Part III of this Form 10-K.

FOREIGN ISSUER LAWS

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

OVERVIEW

Workstream Inc. is a provider of Human Resource Software and Sevices.  Our business provides corporate human resource departments with solutions used for Talent Acquistion and Talent Management.

Our Talent Acquisition solutions include the Workstream Recruiting Solution, an applicant tracking system; Incentive Advisors, which assists businesses in obtaining hiring tax credits, cash training grants and other federal, state and local incentives available to businesses; 6FigureJobs.com a job board which matches executive level candidates with executive recruiters.

Workstream’s Talent Management solution (TalentCenter) allows businesses to tie their performance management and professional development strategies to compensation management so that they truly can pay for performance.

RESULTS OF OPERATIONS

To monitor our results of operations and financial condition, we review key financial information including net revenues, gross profit, operating income and cash flow from operations.

	Fiscal Years Ended May 31
	2011	2010	$ Change	% Change
Revenues:
Software	$4,357,599	$6,011,926	$(1,654,327)	-27.5%
Professional services	342,163	752,251	(410,088)	-54.5%
Tax incentives	647,456	-	647,456	0.0%
Job board	1,352,685	1,572,465	(219,780)	-14.0%
Career transition services	936,387	1,587,858	(651,471)	-41.0%
Total revenues	$7,636,290	$9,924,500	$(2,288,210)	-23.1%

Percentage of total revenues:
Software	57.1%	60.6%
Professional services	4.5%	7.6%
Tax incentives	8.5%	0.0%
Job board	17.7%	15.8%
Career transition services	12.3%	16.0%

Fiscal Year 2011 Compared to Fiscal Year 2010: Software revenue decreased primarily due to lower subscriptions as a result of our discontinuing support of old software versions reduced  renewals from existing clients.  Revenue from new clients in fiscal 2011 was insufficient to offset the decline.  Professional services revenues decreased due to less consulting for existing customer upgrades or specialization work.  Career transition services revenues decreased as hiring activity, especially the hiring of highly compensated executives found on 6FigureJobs.com, remains weak.  The tax incentives business was acquired in January 2011.  It assists businesses in obtaining hiring tax credits, training grants and other federal, state and local incentives.

Cost of Revenues & Gross Profit

	Fiscal Years Ended May 31
	2011	2010	$ Change	% Change
Cost of revenues:
Software	$510,942	$505,700	$5,242	1.0%
Professional services	180,607	135,749	44,858	33.0%
Tax incentives	3,200	-	3,200	0.0%
Job board	8,376	11,533	(3,157)	-27.4%
Career transition services	33,878	114,896	(81,018)	-70.5%
	$737,003	$767,878	$(30,875)	-4.0%

Gross profit	$6,899,287	$9,156,622	$(2,257,335)	-24.7%

Gross profit as a percentage of total revenues:
Software	88.3%	91.6%
Professional services	47.2%	82.0%
Tax incentives	99.5%	0.0%
Job board	99.4%	99.3%
Career transition services	96.4%	92.8%
Total	90.3%	92.3%

Fiscal Year 2011 Compared to Fiscal Year 2010: Software costs of revenues increased due to increases in service provider fees.  Further, Software margins decreased as the fixed service provider costs were spread over a lower revenue base. Professional services costs increased due to expenses associated with the implementation of new clients.  Career transition services cost of revenues directly decreased due to the reduction in revenue levels.  The tax incentives business was acquired in January 2011.

Selling & Marketing Expense

	Fiscal Years Ended May 31
	2011	2010	$ Change	% Change

Selling and marketing	$2,288,928	$1,880,091	$408,837	21.7%

Percentage of total revenues	30.0%	18.9%

Fiscal Year 2011 Compared to Fiscal Year 2010: Selling and Marketing expenses increased by approximately $253,400 primarily as a result of the acquisition of Incentives Advisors during fiscal 2011 and the accruing of employee bonuses.  We have an increase of other expenses of approximately $17,800 directly related to the addition of the Incentives Advisors office in Arizona.  Bad debt expense was $296,901 for fiscal 2011.

General & Administrative Expense

	Fiscal Years Ended May 31
	2011	2010	$ Change	% Change

General and administrative	$6,706,402	$7,307,371	$(600,969)	-8.2%

Percentage of total revenues	87.8%	73.6%

Fiscal Year 2011 Compared to Fiscal Year 2010: Consulting, professional fees and employment related expenses decreased by approximately $902,700 as a result of fewer employees.  Non-cash stock compensation and RSU expense increased by approximately $692,400 due to changes in management resulting in additional options and restricted stock awards being issued to the new management team and the board of directors. A non-cash compensation adjustment for the difference in the purchase price and the fair value of the private placement from the new management team of $258,725 was recorded in the first quarter of 2011.  Space Occupancy Expenses decreased by approximately $40,700 due to an accrual in 2010 for rent at a closed office. We had a non-cash gain of $123,000 as a result of a favorable settlement of a lawsuit involving a vendor.  Telephone expense decreased approximately $107,200 due to a settlement of old outstanding bills.  There is an increase on rental & leases expense of $120,600 resulting from the settlement of a vendor liability in fiscal 2010.

Research & Development Expense

	Fiscal Years Ended May 31
	2011	2010	$ Change	% Change

Research and development	$434,781	$1,519,396	$(1,084,615)	-71.4%

Percentage of total revenues	5.7%	15.3%

Fiscal Year 2011 Compared to Fiscal Year 2010: Research and development employment related expenses increased by approximately $89,400 as a result of the restructuring and addition in headcount.  Costs associated with consultants and outsourcing of R&D activities decreased by approximately $1,125,000 due to a favorable settlement with a vendor regarding  outstanding invoices.  We had a non-cash gain of $993,218 as a result of the settlement.  Telephone expenses decreased by approximately $21,400 as a result of the cancellation of unnecessary systems.  Space occupancy decreased by $15,000 due to office closures. R&D costs associated with the development of software used for internal purposes and for the implementation of our software is capitalized.  In fiscal 2011, approximately $348,200 has been recorded in Intangible Assets.

Impairment of Goodwill

	Fiscal Years Ended May 31
	2011	2010	$ Change	% Change

Impairment of goodwill	$(685,426)	$11,683,548	$(12,368,974)	N/A

During fiscal year 2010, the Company determined that there were indicators of impairment for the goodwill associated with its Career Networks and Enterprise operating segments.  Based on this determination, the Company performed an interim impairment test.  In considering the current and expected future market conditions, the Company determined that the Career Network goodwill was impaired in accordance with ASC 350, Intangibles – Goodwill and Other, and the Company recorded non-cash, pre-tax goodwill impairment charges of $6,347,788 during the year ended May 31, 2010.  The decline in estimated fair value of the Career Networks operating segment resulted from an analysis of the current economic conditions, the Company’s performance to budget and the lower estimated future cash flows.  In considering the current and expected future market conditions, the Company determined that the Enterprise goodwill was impaired in accordance with ASC 350, Intangibles – Goodwill and Other, and the Company recorded non-cash, pre-tax goodwill impairment estimate charges of $5,335,760 during the year ended May 31, 2010.  The decline in estimated fair value of the Enterprise operating segment resulted from an analysis of the current economic conditions, the Company’s performance to budget and the lower estimated future cash flows.  During the first quarter of fiscal year 2011, we had a change in management as well as a conversion of our 2009 Notes to Equity (see Note 3 for further discussion).  The Company believes that these transactions could have impacted the impairment test.  This delayed the impairment test and the Company was unable to fully complete Step 2 of its goodwill impairment testing prior to the issuance of the financials for fiscal year 2010.  A significant adjustment to the impairment estimate was made in the 1st quarter of fiscal year 2011 totaling $685,426 resulting in a partial reversal of the impairment charge made in the fourth quarter of fiscal 2010.  The Company’s impairment test is based on a discounted cash flow method.  The discounted cash flows analysis is an income method of valuation wherein the total fair value of the business entity is calculated by discounting projected future cash flows back to the date of valuation.

Amortization & Depreciation Expense

	Fiscal Years Ended May 31
	2011	2010	$ Change	% Change

Amortization and depreciation	$239,137	$822,903	$(583,766)	-70.9%

Percentage of total revenues	3.1%	8.3%

Fiscal Year 2011 Compared to Fiscal Year 2010: Amortization expense increased by nearly $33,800 due to the acquisition of Incentives Advisors and the amortization of related acquired customer relationships.  Depreciation expense decreased by approximately $611,100 due to many of our fixed assets becoming fully depreciated during fiscal year 2011.

Interest Income & Expense, Net
	Fiscal Years Ended May 31
	2011	2010	$ Change	% Change

Interest income and expense, net	$(689,411)	$(2,605,578)	$1,916,167	-73.5%

Fiscal Year 2011 Compared to Fiscal Year 2010: Interest expense decreased by approximately $1,907,000 due to the exchange of the 2009 Senior Secured Notes for Common Stock in August 2010.  This decrease is offset by the interest recorded in Fiscal Year 2011for the new $750,000 note from the infusion of capital during the exchange transaction.

Change in Fair Value of Warrants & Derivative

	Fiscal Years Ended May 31
	2011	2010	$ Change	% Change
Change in fair value of warrants
and derivative	$265,753	$2,074,393	$(1,808,640)	N/A

On June 1, 2009, the Company adopted ASC 815, which required it to begin accounting for the New Warrants as a liability due primarily to the reset provisions of the warrant in the event of lower priced financing transactions.  Therefore, the fair value of the New Warrants was reclassified from equity to a liability classification as of June 1, 2009 via a cumulative effect adjustment.  We recognized amounts of $265,753 and $2,074,396 associated with the change in the fair value of the New Warrants in the condensed consolidated statement of operations for fiscal 2011 and 2010, respectively.

Gain(Loss) on Extinguishment of Debt

	Fiscal Years Ended May 31
	2011	2010	$ Change	% Change

Gain(loss) on extinguishment of debt	$1,192,635	$(13,071,440)	$14,264,075	N/A

In a senior secured note exchange on December 11, 2009, the fair value of the 2009 Secured Notes and embedded put derivatives were estimated to be $33,587,376 on the date of the exchange, which resulted in a loss on extinguishment of debt of $12,076,040.  Furthermore, as a result of the Company’s issuance of the $0.10 Convertible Notes, the exercise price of $2,800,000 of its 2008 Warrants that remained outstanding was adjusted to $0.10 per share from $0.25 per share and the number of common shares issuable upon exercise was proportionately increased by 4,200,000 to 7,000,000 in which $995,400 representing the fair value of this increase was included in the loss on extinguishment of debt.  On August 13, 2010, the Company exchanged its 2009 senior secured notes for common stock. Furthermore, this transaction was combined with a private placement for equity and the issuance of a 2010 Note which resulted in a gain on exchange of debt of $1,192,635.  The private placement was additional capital invested in the Company by several of the 2009 Note holders.  The 2010 Note was provided by one of the 2009 Note holders as additional working capital for the Company and matures on October 13, 2012.

Income Taxes

	Fiscal Years Ended May 31
	2011	2010	$ Change	% Change

Income tax expense	$(6,900)	$(46,819)	$39,919	-85.3%

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

LIQUIDITY AND CAPITAL RESOURCES

Working Capital: As of May 31, 2011, working capital, which represents current assets less current liabilities, was negative $2,045,000 million compared to a negative $4,500,000 as of May 31, 2010.  Further improvement of working capital is planned.The Company completed two private placements for common stock during the fiscal third quarter of 2011 to infuse capital into the Company.  The Company also completed a merger with Incentives Advisors which should increase our working capital in future quarters.  The Company has been successful in negotiating and settling large liabilities which have helped increase our working capital over prior quarters.

Cash & Cash Equivalents: As of May 31, 2011, we have approximately $813,000 in cash and cash equivalents, which primarily consists of deposits held with banks.  Cash increased from May 31, 2010 primarily due to funding from a $3,000,000 credit line received from Bridge Bank as well as several private placements of the Company’s common stock during fiscal 2011.

Accounts Receivable: Days sales outstanding (“DSO”) is based upon a rolling 12 month calculation performed quarterlyThe DSO ratio increased to 54.2 days at May 31, 2011 from 24.7 days at May 31, 2010.  The change was primarily caused by the addition of Incentives Advisors accounts receivable, which tends to have a longer collection period due to the utilization of the tax credits by its clients.

Accounts Payable & Accrued Liabilities:  Management has substantially reduced the accounts payable and accrued liabilities during fiscal 2011.

Cash Flows: The following is a summary of cash flow activities for the twelve months ended May 31, 2011 and 2010:

	Fiscal Years Ended May 31
	2011	2010	$ Change	% Change

Cash used in operating activities	$(2,079,921)	$(624,514)	$(1,455,407)	233.0%
Cash used in investing activities	(536,540)	(106,762)	(429,778)	402.6%
Cash provided by / (used in) financing activities	3,161,729	(441,934)	3,603,663	-815.4%

Cash Flows From Operating Activities: The cash generated by current year’s operations exceeded 2010 by $487,000 and net cash was used to reduce the working capital deficit by $ 1,942,000 yielding a net change in cash used in operations by $1,455,000.

Cash Flows From Investing Activities: The changes in these cash flows relate to the capitalization of software of $348,172.  The acquisition of Incentives Advisors resulted in a cash payment of $250,000 less cash received during the acquisition of $15,632 totaling an investment of $188,368.

Cash Flows From Financing Activities: The increase in these cash flows primarily relates to a private placement for equity for $2,256,000 and a new secured note from Coghill for net proceeds of $660,000, respectively.  The Company also secured a $3,000,000 line of credit with Bridge Bank providing an additional $900,000.

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

	Fiscal Years Ended
	May 31
	2011	2010

Net income / (loss), as reported under US GAAP	$(162,719)	$(26,583,731)

Effects of certain transactions:
Interest income and expense, net	689,411	2,605,578
Income tax expense	6,900	46,819
Amortization and depreciation	239,137	822,903
Stock-based compensation	747,450	161,680
Gain(loss) on extinguishment of debt	(1,192,635)	13,071,440
Impairment of goodwill	(685,426)	11,683,548
Change in fair value of warrants and derivative	(265,753)	(2,074,393)
Other income and expense, net	(14,359)	(54,908)

EBITDA, as adjusted	$(637,994)	$(321,064)

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

Debt Facility

On May 10, 2011, Workstream Inc. (the “Company”) entered into a Business Financing Agreement (the “Financing Agreement”) with Bridge Bank, National Association.  The Financing Agreement is secured by a lien on all of the assets of the Company and its subsidiaries pursuant to the terms of a Stock Pledge Agreement among the Company, its subsidiaries and the Lending Investor (the “Pledge Agreement”).  The credit limit on the Financing Agreement is $3,000,000.  Interest on the Financing Agreement accrues at an annual rate of the Prime Rate plus 2% with the Prime Rate having a minimum of 3.25%.  From and after the occurrence and during the continuance of any event of default under the Financing Agreement, the interest rate then in effect will be automatically increased by 5% per year.  The Financing Agreement has an annual facility fee of $15,000 or .5% of the advance balance.  The Financing Agreement has a monthly maintenance fee of .125% of the average monthly balance.  The Financing Agreement contains customary covenants of providing monthly financial statements within 30 days, annual audited financials within 180 days, annual board approved budget within 60 days of fiscal year end and a semi-annual accounts receivable audit.  The Company must also maintain a minimum asset coverage ratio of 1.5 to 1.  The Pledge Agreement sets forth that the Company has granted a security interest in all shares of capital stock, corporations, limited partnership interest and limited liability company interests that the Company now owns or hereafter acquires.  The Company drew down $500,000 of the line of credit upon closing of which $100,000 was used for working capital and $400,000 was used to reduce the amount outstanding on the 2010 note referenced below.   In conjunction with the arrangement of the debt facility the 2010 Note was subordinated to Bridge Bank.

Exchange Agreements

On August 13, 2010, the Company eliminated $22,356,665 in debt through separate Exchange and Share Purchase Agreements and an  Exchange Agreement (collectively, the “2010 Exchange Agreements”) with each of the Holders pursuant to which, among other things, the Holders exchanged their existing 2009 Secured Notes (the aggregate principal amount of all the Notes, together with accrued but unpaid interest and penalties, was $22,356,665) for a total of 1,707,130 of the Company’s common shares.  The 2008 Warrants were not affected by the transactions effected by the 2010 Exchange Agreements.

Pursuant to the terms of the 2010 Exchange Agreements with certain of the Holders, the Company also consummated a private placement pursuant to which it raised $750,000 through the sale of an aggregate 94,840 common shares in the Company to certain of the Holders.  Simultaneous with the consummation of the transactions contemplated by the 2010 Exchange Agreements, pursuant to the terms of a Stock Purchase Agreement (the “Stock Purchase Agreement”) between the Company, and affiliates, John Long, David Kennedy and Ezra Schneier (together, the “New Management Team”), the Company completed a private placement pursuant to which it raised an additional $500,000 through the sale of an aggregate63,227 common shares in the Company to the New Management Team (such common shares, together with the common shares purchased under the Exchange Agreements by the Holders, the “Purchased Shares”).  The Company is using the proceeds from the private placements for working capital and general corporate purposes.

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

Simultaneous with the consummation of the transactions contemplated by the 2010 Exchange Agreements, the Company received an additional $750,000 from one Holder (the “Lending Investor”) in exchange for a senior secured note (the “2010 Note”).  The 2010 Note was secured by a lien on all of the assets of the Company and its subsidiaries pursuant to the terms of a Security Agreement among the Company, its subsidiaries and the Lending Investor (the “Security Agreement”).  Interest on the 2010 Note accrued at an annual rate of 12%. On August 12, 2011, the outstanding balance on the note was exchanged for equity in the Company.

The Company also received $1,006,000 in connection with private placements of its common shares.  Separately, the Company intends to continue to raise capital from time to time as it pursues its business plan.

CRITICAL ACCOUNTING POLICIES

We believe that the following critical accounting policies affect our more significant estimates and judgments used in preparation of our consolidated financial statements.  Management makes estimates and assumptions that affect the value of assets and the reported revenues. Changes in assumptions used would impact our financial position and results.  Our significant estimates include the allowance for trade receivables, valuation of goodwill and intangible assets, valuation of derivative financial instruments, valuation of deferred taxes, valuation of stock-based compensation and loss contingencies.  Although we believe that these estimates are reasonable, actual results could differ from those estimates given a change in conditions or assumptions that have been consistently applied.

Management has discussed the selection of critical accounting policies and estimates with our Board of Directors, and the Board of Directors has reviewed our disclosure relating to critical accounting policies and estimates in this annual  report on Form 10-K. The critical accounting policies used by management and the methodology for its estimates and assumptions are as follows:

Revenue Recognition

The Company derives revenue from various sources including the following: subscription and hosting fees; licensing of software and related maintenance fees; professional services related to software implementation, customization and training; career transition services; training grants; hiring and job creation credits; and, applicant sourcing.

In general, the Company recognizes revenue when all of the revenue recognition criteria are met, which is typically when:

•	evidence of an arrangement exists;
•	services have been provided or goods have been delivered;
•	the price is fixed or determinable; and
•	collection is reasonably assured.

A more detailed description of the Company’s revenue recognition policies can be found in the Revenue Recognition section of Note 1 of the Notes to Consolidated Financial Statements later in this document.

Allowance for Doubtful Accounts

We perform ongoing credit evaluations of our accounts receivable balances.  Based on historical experience, we evaluate the accounts for potential uncollectible amounts based on a specific identification methodology and record a general reserve for all remaining balances.  Based on the age of the receivable, cash collection history and past dilution in the receivables, we make an estimate of our anticipated bad debt.  Based on this analysis, we reserved $571,078 and $442,195 for doubtful accounts at May 31, 2011 and 2010, respectively.  We believe that this estimate is reasonable, but there can be no assurance that our estimate will not change given a change in economic conditions or business conditions within our industry, our individual customer base or our Company.  Any adjustments to this account are reflected in the accompanying statements of operations and comprehensive loss as a selling and marketing expense.

Goodwill

We test goodwill for impairment on an annual basis or as needed if circumstances arise that reduce the value of our reporting units below the carrying value.  We compare the fair value of each reporting unit to its carrying amount (including goodwill) for our impairment evaluation.  Our product and service lines are considered reporting units for goodwill impairment testing.  Goodwill is considered to be impaired if the carrying value of a reporting unit exceeds its fair value.  If goodwill is considered to be impaired, the loss that is recognized is equal to the amount that the carrying value of the reporting unit goodwill exceeds the implied fair value of that goodwill.

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

The Company performed and intangible asset impairment test and determined there was no impairment in fiscal year 2011.

Goodwill impairment charges in previous years are described in the appropriate Forms 10-K.  The Company had a first quarter fiscal 2011 adjustment to Goodwill.  This reversal of impairment charged in fiscal year 2010 was done upon completion of the Step 2 analysis.  The Step 2 was not able to be completed during fiscal year 2010 due to conversion of our 2009 Notes to Equity that took place in the first quarter of fiscal 2011.  There is no goodwill impairment in fiscal year 2011.

There is no assurance that the market price of the common stock will increase the foreseeable future and the Company may have to recognize an impairment of all, or some portion of, its goodwill and other intangible assets. There is no assurance that: (1) valuation multiples will not decline, (2) discount rates will not increase or (3) the earnings, book values or projected earnings and cash flows of the Company’s individual units will not decline. Accordingly, an impairment charge to goodwill and other intangible assets may be required in the foreseeable future if the book equity value exceeds the estimated fair value of the enterprise or of an individual segment.

Derivative Financial Instruments

The Company accounts for derivative instruments in accordance with FASB ASC 815, Derivatives and Hedging (“ASC 815”), which requires additional disclosures about the Company’s objectives and strategies for using derivative instruments, how the derivative instruments and related hedged items are accounted for , and how the derivative instruments and related hedging items affect the financial statements.  The Company does not use derivative instruments to hedge exposure to cash flow, market and foreign currency risk.  Terms of convertible debt and equity instruments are reviewed to determine whether or not they contain embedded derivative instruments that are required under ASC 815 to be accounted for separately from the host contract, and recorded on the balance sheet at fair value.  The fair value of derivatives liabilities, if any, is required to be revalued at each reporting date, with corresponding changes in fair value recorded current period operating results.

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

	Fiscal Years Ended
	May 31, 2011	May 31, 2010

Expected volatility	198%	168% - 176%
Expected dividend yield	0%	0%
Expected term (in years)	3.5	3.5
Risk-free interest rate	1.5%	2.2% -2.7%
Forfeiture rate	30%	30%

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

Loss Contingencies

From time to time we are involved in various lawsuits, claims, investigations and proceedings that arise in the ordinary course of business.  If the potential loss from an item is considered probable and the amount can be estimated, we accrue a liability for the estimated loss, as provided in ASC 450, Contingencies.  Because of uncertainties related to these matters, accruals are based only on the best information available at the time.  Periodically, we review the status of each significant matter and assess our potential financial exposure.  These matters are inherently unpredictable and are subject to significant uncertainties, some of which are beyond our control.  Should any of the estimates and assumptions utilized to estimate potential losses change or prove to have been incorrect, it could have a material impact on our results of operations, financial position or cash flows.

RECENT ACCOUNTING PRONOUNCEMENTS

See Note 1 in the Consolidated Financial Statements for information concerning recent accounting pronouncements.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
Workstream Inc.

We have audited the accompanying consolidated balance sheets of Workstream Inc. and Subsidiaries as of May 31, 2011 and 2010, and the related consolidated statements of operations and comprehensive loss, stockholders’ equity (deficit), and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Workstream Inc. and Subsidiaries as of May 31, 2011 and 2010, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ Cross, Fernandez & Riley, LLP

Orlando, Florida
August 24, 2011

WORKSTREAM INC.
CONSOLIDATED BALANCE SHEETS

	Notes	May 31, 2011	May 31, 2010
ASSETS:
Current assets:
Cash and cash equivalents		$813,333	$358,529
Accounts receivable, net of allowances of $571,078 and $442,195 at	2
May 31, 2011 and May 31, 2010, respectively		1,393,679	1,606,623
Prepaid expenses and other assets		124,370	161,692
Total current assets		2,331,382	2,126,844

Equipment, net	5	208,725	295,798
Other assets		43,490	163,817
Intangible assets, net	6	962,338	-
Goodwill	6	8,606,441	6,045,900

TOTAL ASSETS		$12,152,376	$8,632,359

LIABILITIES AND SHAREHOLDERS’ EQUITY(DEFICIT):
Current liabilities:
Accounts payable		$598,277	$1,149,846
Accrued liabilities	7	1,346,537	3,211,124
Accrued compensation		1,016,923	516,209
Current portion of long-term debt, related party		94,000	-
Current portion of long-term obligations	8	135,110	200,469
Deferred revenue		1,083,386	1,456,005
Liabilities of discontinued operations	16	102,258	82,173
Total current liabilities		4,376,491	6,615,826

Senior secured notes payable and accrued interest	3	-	21,718,093
Secured note payable and accrued interest, net-related party	4	464,301	-
Long-term debt, related party	4	118,476	-
Long-term obligations, less current portion	8	1,059,318	138,858
Deferred revenue – long-term		26,667	7,667
Common stock warrant liability	3	2,847	268,600
Total liabilities		6,048,100	28,749,044

Commitments and Contingencies	9

SHAREHOLDERS’ EQUITY(DEFICIT):	10
Preferred shares, no par value		-	-
Common shares, no par value issued and outstanding 2,517,373 and 164,166 shares as of May 31, 2011 and 2010		140,209,385	114,498,157
Additional paid-in capital		31,061,264	30,313,814
Accumulated deficit	1	(164,160,363)	(163,997,644)
Accumulated other comprehensive loss		(1,006,010)	(931,012)
Total shareholders’ equity(deficit)		6,104,276	(20,116,685)

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY(DEFICIT)		$12,152,376	$8,632,359

See accompanying notes to these consolidated financial statements.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

		Fiscal Years Ended
	Notes	May 31, 2011	May 31, 2010
Revenues:
Revenues, net		7,636,290	9,924,500

Cost of revenues:
Cost of revenues (exclusive of amortization		737,003	754,463
and depreciation expense noted below)

Gross profit		6,899,287	9,170,037

Operating expenses:
Selling and marketing		2,288,928	1,880,091
General and administrative		6,706,402	7,307,371
Research and development		434,781	1,519,396
Amortization and depreciation		239,137	822,903
Impairment of goodwill	6	(685,426)	11,683,548
Total operating expenses		8,983,822	23,213,309

Operating loss		(2,084,535)	(14,043,272)

Other income / (expense):
Interest income and expense, net		(689,411)	(2,605,578)
Gain(loss) on extinguishment of debt	3	1,192,635	(13,071,440)
Change in fair value of warrants and derivative	3	265,753	2,074,393
Other income and expense, net		14,359	54,908
Other income/(expense), net		783,336	(13,547,717)

Loss before income tax expense		(1,301,199)	(27,590,989)

Income tax expense		(6,900)	(46,819)

Net Loss from Continuing Operations		$(1,308,099)	$(27,637,808)

Net Income from Discontinued Operations		$1,145,380	$1,054,077

Net Loss		$(162,719)	$(26,583,731)

Loss per share from continuing operations- basic and diluted		$(0.73)	$(188.16)

Earnings per share from discontinued operations- basic		$0.64	$7.19

Earnings per share from discontinued operations- diluted		$0.60	$6.97

Loss per share - basic and diluted	13	$(0.09)	$(180.97)

Weighted average number of common shares
outstanding:
Basic		1,795,160	146,897
Diluted		1,909,427	151,437

Net loss		$(162,719)	$(26,583,731)
Comprehensive loss:
Foreign curency translation adjustment		(74,998)	(69,938)

COMPREHENSIVE LOSS		$(237,717)	$(26,653,669)

See accompanying notes to these consolidated financial statements.

WORKSTREAM INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-In	Comprehensive	Accumulated	Stockholders'	Comprehensive
	Shares	Amount	Capital	Loss	Deficit	Equity(Deficit)	Loss
Balance at May 31, 2009	142,483	$113,668,376	$18,269,589	$(861,074)	$(136,876,313)	$(5,799,422)

Exercise of warrants	2,394	-	22,500	-	-	22,500
Issuance of common shares	19,036	814,781		-	-	814,781
Restricted stock unit grants and expense	253	15,000	64,504	-	-	79,504
Beneficial conversion feature associated with PIK interest	-	-	137,804	-	-	137,804
Premium on senior secured notes	-	-	12,076,040	-	-	12,076,040
Stock option expense	-	-	82,176	-	-	82,176
Cummulative effect of change in accounting principle for warrant classification	-	-	(338,800)	-	(537,600)	(876,400)
Net loss	-	-	-	-	(26,583,731)	(26,583,731)	(26,583,731)
Cumulative translation adjustment	-	-	-	(69,938)	-	(69,938)	(69,938)
Comprehensive loss							$(26,653,669)
Balance at May 31, 2010	164,166	$114,498,157	$30,313,814	$(931,012)	$(163,997,644)	$(20,116,685)

Restricted stock unit grants and expense	25,437	-	531,281	-	-	531,281
Issuance of common shares in connections with 2010 exchange transaction	1,865,199	22,382,383		-	-	22,382,383
Stock option expense			216,169	-	-	216,169
Issuance of common shares for services	17,650	96,858	-	-	-	96,858
Issuance of common shares for wages	22,915	107,114	-	-	-	107,114
Private placements of common shares	157,188	1,006,000	-	-	-	1,006,000
Purchase of incentives advisors	264,916	2,119,382	-	-	-	2,119,382
Buyout of fractional shares from reverse stock split	(98)	(509)	-	-	-	(509)
Net loss	-	-	-	-	(162,719)	(162,719)	(162,719)
Cumulative translation adjustment	-	-	-	(74,998)	-	(74,998)	(74,998)
Comprehensive loss							$(237,717)
Balance at May 31, 2011	2,517,373	$140,209,385	$31,061,264	$(1,006,010)	$(164,160,363)	$6,104,276

See accompanying notes to these consolidated financial statements.

WORKSTREAM INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Fiscal Years Ended
	May 31, 2011	May 31, 2010
Cash flows used in operating activities:
Net loss	$(162,719)	$(26,583,731)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization and depreciation	239,137	822,903
Amortization of deferred financing costs	12,195	-
Leasehold inducement amortization	8,666	5,935
Allowance for doubtful accounts, net	296,901	553,443
Impairment of goodwill	(685,426)	11,683,548
Stock-based compensation	747,450	161,680
Non-cash compensation of stock purchased by management	258,725	-
Non-cash compensation of stock for board member fees	81,000	-
Non-cash compensation of stock for other services	14,453	-
Non-cash compensation of stock for wages	108,520	-
Loss on extingishment of debt	-	13,071,440
Beneficial conversion fearture associated with PIK interest	-	137,804
Gain on exchange of senior secured notes payable	(1,192,635)	-
Non-cash gain on settlements of accrued liabilities	(1,124,846)	-
Change in fair value of warrants and derivative	(265,753)	(2,074,393)
Net change in components of working capital:
Accounts receivable	5,764	586,294
Prepaid expenses and other assets	75,950	(15,083)
Accounts payable	(618,214)	(536,924)
Accrued liabilities	(18,987)	2,700,952
Accrued compensation	494,518	(10,726)
Deferred revenue	(354,620)	(1,127,656)
Net cash used in operating activities	(2,079,921)	(624,514)

Cash flows used in investing activities:
Cash paid for business acquistion net of cash acquired	(188,368)	-
Purchase of equipment	-	(106,762)
Capitalization of Software Development Costs	(348,172)	-
Net cash used in investing activities	(536,540)	(106,762)

Cash flows provided by / (used in) financing activities:
Proceeds from issuance of stock	2,256,000	-
Proceeds from issuance of senior secured note payable, net of issuance costs $90,000	1,560,000	(132,827)
Repayment of non-convertible senior note	-	(43,750)
Costs related to reverse stock split	(510)	-
Repayment of long-term obligations	(653,761)	(265,357)
Net cash provided by / (used in) financing activities	3,161,729	(441,934)

Effect of exchange rate changes on cash and cash equivalents	(90,464)	(112,029)

Net decrease in cash and cash equivalents	454,804	(1,285,239)
Cash and cash equivalents - beginning of period	358,529	1,643,768

Cash and cash equivalents - end of period	$813,333	$358,529

Supplemental schedule of non-cash investing and financing activities:
Equipment acquired under capital leases	$78,049	$191,298
Cumulative effect of change in accounting principle for warrant classification	$-	$876,400
Exercise of Warrants	$-	$22,500
Non-cash issuance of common stock in connection with conversion of senior secured notes and accrued interest	$-	$814,781
Exchange of senior secured notes for common stock	$22,382,383	$33,587,377

Cash paid for interest	$46,514	$35,505
Cash paid for taxes	$5,623	$42,718

See accompanying notes to these consolidated financial statements.

WORKSTREAM INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE  1.     THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of the Company

Workstream Inc. is a provider of Human Resource Software and Services.  Our business primarily provides corporate human resource departments with solutions used for Talent Acquisition and Talent Management.

Our Talent Acquisition solutions includes the Workstream Recruiting Solution; Incentive Advisors, which assists businesses in obtaining hiring tax credits, training grants and other federal, state and local incentives; 6FigureJobs.com is a job board which matches executive level candidates with executive recruiters.

Workstream’s Talent Management solution (TalentCenter) allows businesses to use web based software to better manage human resources.  Available solutions include systems to manage performance, development, employee communications and compensation.  Increasingly, employers seek automated tools to tie their performance management and professional development strategies to compensation management so that they truly can pay for performance.

Workstream conducts its business primarily in the United States of America and Canada and our target market is employers with more than 1,500 employees.

On May 6, 2011, the Company effected a one (1) for four hundred (400) reverse stock split.  All share and price per share amounts presented in the consolidated financial statements and in the notes thereto have been adjusted to reflect the reverse stock split.

Management’s Assessment of Liquidity

The Company has incurred substantial losses in recent periods.  On August 13, 2010, we exchanged our 2009 Senior Secured Notes for common stock.  At the same time we completed a private placement of our common shares for $1,250,000.  Furthermore in the third quarter of fiscal 2011, we raised $1,006,000 in additional private placements of our common stock.  As a result, we have shareholders’ equity of $6,104,276 as of May 31, 2011.  Losses for the twelve months ended May 31, 2011 was $162,719 and losses for the years ended May 31, 2010 and 2009 were $26,583,731 and $4,856,356, respectively.  In addition, Liberty Mutual Insurance Company gave notice during the second quarter of fiscal 2011 that it will not renew its contract with Workstream.  In the fourth quarter of fiscal 2011, the Company decided to discontinue its rewards business.

The Company has made significant reductions in operating expenses beginning in the fourth quarter of fiscal 2008 and continuing through fiscal 2011.  These, together with the funding received by the Company in connection with private placements of its common shares, as well as $750,000 received by the Company in connection with the issuance of its 2010 Note and an analysis of our current contracts, forecasted new business, our current backlog and current expense level leads management believes that current operations will be sufficient to meet its anticipated working capital and capital expenditure requirements.  If this proves insufficient, management will consider additional cost savings measures or additional financing, if deemed necessary.

In May 2011, The Company signed an agreement with Bridge Bank for a $3,000,000 line of credit.  As of May 31, 2011, $900,000 has been drawn down for working capital and a partial payment on the $750,000 note.

On July 14, 2011, the Company entered into a Securities Purchase Agreement with First Advantage Offshore Services, Private Limited pursuant to which the Company consummated on July 15, 2011 a private placement of 333,333 shares of its newly formed Class A, Series B Convertible Preferred Shares (the “Series B Shares”) to the Investor for $1,000,000.  The issuance of the Series B Shares in the private placement was deemed to be exempt from registration pursuant to Section 4(2) of the Securities Act of 1933.  Marc Bala, a Director of First Advantage Corporation and a Principal of Symphony Technology Group joined the Company’s Board of Directors upon consummation of the transaction. The Company will use the proceeds from the private placement for working capital and general corporate purposes.

On August 12, 2011, the Company entered into a Securities Purchase Agreement with CCM Master Qualified Fund, Ltd.”) pursuant to which the Company consummated on August 12, 2011 a private placement of 147,841 shares of its Series B Shares to the Investor for $443,522, the principal and accrued and unpaid interest on the 2010 Note.  The issuance of the Series B Shares in the private placement was deemed to be exempt from registration pursuant to Section 4(2) of the Securities Act of 1933.

We recognize that there are no assurances that the Company will be successful in meeting its cash flow requirements, however, management is confident that, if necessary, there are other alternatives available to fund operations and meet cash requirements during fiscal 2012.

The Company continues to actively pursue financing from multiple sources including but not limited to, additional sales of preferred or common stock for cash, bank financing, and business acquisitions.    Potential uses of such capital include but are not limited to continued investments in its core technology, enhancing its sales infrastructure and acquiring companies that provide complimentary products and services to the company’s core suite of products.

Use of Estimates

The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions affecting the amounts reported in the consolidated financial statements and the accompanying notes.  Changes in these estimates and assumptions may have a material impact on the financial statements and accompanying notes.

Significant estimates and assumptions made by management include the assessment of goodwill impairment.  When assessing goodwill for possible impairment, significant estimates include future cash flow projections, future revenue growth rates, the appropriate discount rate reflecting the risk inherent in future cash flows, the interpretation of current economic indicators and market valuations and our strategic plans with regard to our operations.  It is reasonably possible that those estimates may change in the near-term and may materially affect future assessments of goodwill impairment.  Other significant estimates include the provision for doubtful accounts, valuing intangible assets, valuing derivative instruments, valuing compensation related to stock-based transactions, and estimating future taxable income and the probability that net operating loss carryforwards will be utilized.

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

Allowance for Doubtful Accounts

We perform ongoing credit evaluations of our accounts receivable balances.  Based on historical experience, we evaluate the accounts for potential uncollectible amounts based on a specific identification methodology and record a general reserve for all remaining balances.  Based on the age of the receivable, cash collection history and past dilution in the receivables, we make an estimate of our anticipated bad debt.  We believe our estimates are reasonable, but there can be no assurance that our estimates will not change given a change in economic conditions or business conditions within our industry, our individual customer base or our Company.  Any adjustments to this account are reflected in the accompanying statements of operations and comprehensive loss as a selling and marketing expense.

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

While management has a plan to return the Company’s business fundamentals to levels that support the book value per common share, there is no assurance that the plan will be successful, or that the market price of the common stock will increase to such levels in the foreseeable future.  There is no assurance that: (1) valuation multiples will not decline, (2) discount rates will not increase or (3) the earnings, book values or projected earnings and cash flows of the Company’s individual product lines will not decline. Accordingly, an impairment charge to goodwill and other intangible assets may be required in the foreseeable future if the book equity value exceeds the estimated fair value of the enterprise or of an individual segment.

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

	May 31, 2009	Effect of Adoption		June 1, 2009

Common stock warrant liability	-	876,400	(1)	876,400
Additional paid-in capital	18,269,589	(338,800)	(2)	17,930,789
Accumulated deficit	(136,876,313)	(537,600)	(3)	(137,413,913)

(1)	Fair value of warrants on May 31, 2009.
(2)	Fair value of warrants upon issuance on August 29, 2008.
(3)	Cumulative change in fair value of warrants from August 29, 2008 through May 31, 2009.

The fair value of the warrants was valued using a lattice-based valuation model with the following key inputs:

	May 31, 2011	May 31, 2010	August 29, 2008

Stock price	$3.70	$32.00	$80.00
Exercise price	$40.00	$40.00	$100.00
Expected volatility	54% - 154%	77% - 152%	74%-117%
Expected dividend yield	0%	0%	0%
Expected term (in years)	1.2	2.2	3.9
Risk-free interest rate	0.04% - 0.18%	0.16% - 0.76%	1.97%-2.60%

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

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of May 31, 2011. The Company uses the market approach to measure fair value for its Level 1 financial assets which includes cash equivalents.  The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities.  There were no cash equivalents as of May 31, 2011.  The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values due to the short-term nature of these instruments.  These instruments include cash, accounts receivable, accounts payable, and accrued liabilities.

The Company’s 2009 Senior Secured Notes and 2010 Note were valued using multiple, probability-weighted cash flow outcomes at credit-risk adjusted market rates (“Forward Value”).  The Senior Secured Notes with options to convert principal balances into common equity derive their value from a combination of the Forward Value and the fair value of the embedded conversion feature (“ECF”).  For purposes of the ECF, management concluded that the Monte Carlo Simulations Method (“MCS”) was the appropriate technique to embody all assumptions market participants would likely consider in estimating the ECF value.  The carrying value of the Company’s other long-term debt approximates its fair value because interest rates associated with these instruments approximates current interest rates charged on similar current borrowings.

The following table details the change in the fair value of our financial instruments using significant unobservable inputs (Level 3) during the twelve months ended May 31, 2011:

Warrant
Liability

Fair value as of May 31, 2010	$268,600
Change in fair value of warrants and derivative	(265,753)
Fair value as of May 31, 2011	$2,847

Impairment of goodwill was measured on a nonrecurring basis using the income approach, which utilizes Level 3 inputs in the fair value hierarchy.

Derivative Financial Instruments

The Company accounts for derivative instruments in accordance with FASB ASC 815, Derivatives and Hedging (“ASC 815”), which requires additional disclosures about the Company’s objectives and strategies for using derivative instruments, how the derivative instruments and related hedged items are accounted for , and how the derivative instruments and related hedging items affect the financial statements.  The Company does not use derivative instruments to hedge exposure to cash flow, market and foreign currency risk.  Terms of convertible debt and equity instruments are reviewed to determine whether or not they contain embedded derivative instruments that are required under ASC 815 to be accounted for separately from the host contract, and recorded on the balance sheet at fair value.  The fair value of derivatives liabilities, if any, is required to be revalued at each reporting date, with corresponding changes in fair value recorded current period operating results.

Revenue Recognition

The Company derives revenue from various sources including the following: subscription and hosting fees; licensing of software and related maintenance fees; professional services related to software implementation, customization and training; career transition services; training grants; hiring and job creation credits; and, applicant sourcing.

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

Subscription and hosting fees and software maintenance fees are billed in advance on a monthly, quarterly or annual basis.  Amounts that have been invoiced are recorded in deferred revenue or revenue, depending on whether the revenue recognition criteria have been met.  Quarterly and annual payments are deferred and recognized monthly over the service period on a straight-line basis.   Set up fees are deferred and recognized monthly on a straight-line basis over the contractual lives of the customer.

Subscription revenues and hosting fees consist of fees from customers accessing our on-demand application service.  The Company follows the provisions of ASC 605, Revenue Recognition and ASC605-25, Revenue Recognition with Multiple Deliverables Arrangements.  For revenue arrangements with multiple deliverables, the Company allocates the total customer arrangement to the separate units of accounting based on their relative fair values, as determined by the price of the undelivered items when sold separately.  Professional services included in an application services arrangement with multiple deliverables are accounted for separately when these services have value to the customer on a standalone basis, and there is objective and reliable evidence of fair value of each undeliverable item of the arrangement. When accounted for separately, revenues are recognized as the services are rendered.

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

Tax advisory service revenues are generated from transaction fees based on a percentage of the value of the tax credit identified and are recognized in the period that the approval of the underlying eligible employee or program is received from the taxing authority and such credit is reported to the client. Revenue from hourly and fixed fee consulting services is recognized as the services are performed.

One of the software applications offered by the Company allows customers to offer rewards, employee recognition and benefits in an effort to promote their employee retention.  The Company generates subscription revenues from the customer.  In addition, the Company generates revenue from the sale of products and tickets to the customers’ employees through a website.  The Company recognizes revenue when all of the revenue recognition criteria are met, which is typically when the goods are shipped and title has transferred.   See discussion on discontinued operations in Note 16.

For career transition services, the Company recognizes revenue when all of the revenue recognition criteria are met, which is typically when services have been completed.

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

Cost of Goods Sold

The components of cost of goods sold in the accompanying consolidated statements of operations and comprehensive loss include all direct materials and direct labor associated with the generation of revenue of the Company's talent center software suite, rewards, incentives, job boards and other services.

Marketing and Advertising

The Company expenses any production costs of advertising the first time the advertising takes place and expenses direct response advertising costs in the period incurred.  Advertising expense was approximately $367,000 and $409,000 during the fiscal years ended May 31, 2011 and 2010, respectively.

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

	Fiscal Years Ended
	May 31, 2011	May 31, 2010

Expected volatility	198%	168% - 176%
Expected dividend yield	0%	0%
Expected term (in years)	3.5	3.5
Risk-free interest rate	1.5%	2.2% -2.7%
Forfeiture rate	30%	30%

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

Intangible Asset- Customer Relationships

Customer relationships represent relationships that we have with customers of acquired companies which are based upon contractual rights.  These customer relationships are initially recorded at their fair value based on the present value of expected future cash flows using the multi-period excess earnings method.

In accordance with FASB ASC 350, “Intangibles-Goodwill and Other”, acquired customer relationships is amortized over the estimated life of the revenue generated by the customers.  Management has determined the useful life to be five years.  The Company amortizes the value of its customer list on a straight-line basis over its estimated useful life.  Management evaluates the useful lives of this asset on an annual basis and tests for impairments whenever events or changes in circumstances occur that could impact the recoverability of this asset.

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

The company capitalized internal-use software costs for the twelve months ending May 31, 2011 of $348,172.  The company will begin amortizing those costs when the product is placed into service.

Accrued Compensation

Included in accrued compensation is $150,000 payable due to a related party.

Prepaids and Other Assets

	2011	2010
Advances	$19,124	$-
Advances, related parties	30,000	-
Prepaid Insurance	10,760	18,964
Inventory	-	76,027
Software and Maintenance	22,555	43,525
Other	41,931	23,176
	$124,370	$161,692

Research and Development Costs

The Company accounts for research and development costs associated with computer software development under the provisions of ASC 985, Software.  Costs are expensed as incurred until technological feasibility has been established. Technological feasibility is established upon completion of a working model; thereafter, all software production costs are capitalized and subsequently reported at the lower of unamortized cost or net realizable value. To date, the time period between the establishment of technological feasibility and completion of software development has been short, and as a result, no significant development costs have been incurred during that period. Accordingly, the Company has not capitalized any research and development costs associated with computer software products to be sold, leased, or otherwise marketed.

Research and development costs primarily include salaries and related costs, costs associated with using outside contractors and miscellaneous software support and administrative expenses.

Income Taxes

The Company follows the provisions of ASC 740, Income Taxes,” (“ASC 740”).  ASC 740 provides guidance on the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  The Company has not recognized a liability as a result of the implementation of ASC 740.  A reconciliation of the beginning and ending amount of unrecognized tax benefits has not been provided since there is no unrecognized benefit as of the date of adoption.  The Company has not recognized interest expense or penalties as a result of the implementation of ASC 740.  If there were an unrecognized tax benefit, the Company would recognize interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses.  The Company files income tax returns in the U.S. federal jurisdiction and in various states and Canada.

Deferred tax assets and liabilities are determined based on temporary differences between the financial statement and tax basis of assets and liabilities and net operating loss and credit carryforwards using enacted tax rates in effect for the year in which the differences are expected to reverse in accordance with ASC 740. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.  Income tax expense is the tax payable or refundable for the period plus or minus the change during the period in deferred tax assets and liabilities.  Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized.  In determining the amount of any valuation allowance required to offset deferred tax assets, an assessment is made that includes anticipating future income and determining the likelihood of realizing deferred tax assets.  Management has determined that there is sufficient uncertainty regarding the ultimate realization of deferred tax assets relating to the United States operations and therefore, has provided a valuation allowance for the entire balance of the deferred tax assets.

Foreign Currency Translation

These consolidated financial statements are presented in U.S. dollars.  The parent company is located in Canada, and the functional currency of the parent company is the Canadian dollar.  The Company’s subsidiaries use their local currency, which is the U.S. dollar, as their functional currency.  Adjustments resulting from translating foreign functional currency financial statements into U.S. dollars are recorded as a separate component of stockholders’ equity(deficit).  All assets and liabilities denominated in a foreign currency are translated into U.S. dollars at the exchange rate on the balance sheet date.  Revenues and expenses are translated at the average exchange rate during the period.  Equity transactions are translated using historical exchange rates. Foreign currency transaction gains and losses are included in other income and expenses in the consolidated statements of operations and comprehensive loss and have not been material during the periods presented.

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

Segments

The Company’s chief operating decision maker is its Chief Executive Officer, who reviews financial information primarily based on two reportable segments.  Accordingly, in accordance with ASC 280 Segment Reporting, the Company has determined that it has two reporting segments: Human Resource Software and Services and Career Transition Services (see Note 11).

Subsequent Events

No material events have occurred subsequent to May 31, 2011 that requires recognition in these financial statements.  No material events have occurred subsequent to May 31, 2011 that requires disclosure in these financial statements except for those discussed below.

On July 14, 2011, the Company entered into a Securities Purchase Agreement with First Advantage Offshore Services, Private Limited pursuant to which the Company consummated on July 15, 2011 a private placement of 333,333 shares of its newly formed Class A, Series B Convertible Preferred Shares (the “Series B Shares”) to the Investor for $1,000,000.  The issuance of the Series B Shares in the private placement was deemed to be exempt from registration pursuant to Section 4(2) of the Securities Act of 1933.  Marc Bala, a Director of First Advantage Corporation and a Principal of Symphony Technology Group joined the Company’s Board of Directors upon consummation of the transaction. The Company will use the proceeds from the private placement for working capital and general corporate purposes.

On August 15, 2011, the Company entered into a Securities Purchase Agreement with CCM Master Qualified Fund, Ltd. pursuant to which the Company consummated a private placement of 147,841 shares of its Series B Shares to the Investor for $443,522 the principal and accrued and unpaid interest on its 2010 Note.  The issuance of the Series B Shares in the private placement was deemed to be exempt from registration pursuant to Section 4(2) of the Securities Act of 1933.

On August 15, 2011, the Company relocated its corporate headquarters to 2200 Lucien Way, Suite 201, Maitland, FL  32751.

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

In January 2010, the FASB issued Accounting Standards Update No. 2010-06, Improving Disclosures about Fair Value Measurements (Topic 820) — Fair Value Measurements and Disclosures  (ASU 2010-06), to add additional disclosures about the different classes of assets and liabilities measured at fair value, the valuation techniques and inputs used, the activity in Level 3 fair value measurements, and the transfers between Levels 1, 2, and 3. Certain provisions of this update will be effective for us in fiscal 2012 and we are currently evaluating the impact of the pending adoption of this standards update on our consolidated financial statements.

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

John Long, Chief Executive Officer.  Pursuant to the terms of Mr. Long’s employment agreement, Mr. Long earns an initial base salary of $250,000.  Upon entering into the employment agreement, Mr. Long received 50,871 Restricted Stock Units (“RSUs”) and options to purchase 25,435 common shares exercisable at a price of $7.91 per share.  Such RSUs and options vest in equal quarterly installments beginning on the three month anniversary of the date of grant; provided, however, that upon a “change of control” (as defined in the employment agreement), all unvested RSUs and options shall automatically vest.  Mr. Long is also eligible to receive an annual bonus for each fiscal year of up 100% of his base salary based on achieving certain goals, which are to be mutually agreed upon, including a prorated bonus for the fiscal year ending May 31, 2011.  Such bonus will be payable in cash unless the Board of Directors or the Compensation Committee of the Board determines, in its sole discretion to pay up to, but not more than, 50% of such bonus in fully vested RSUs.  In the event that Mr. Long is terminated without “cause” or resigns for “good reason” (as such terms are defined in the employment agreement), Mr. Long will be entitled to severance equal to his then current salary for a period of six months following the date of termination, certain benefits for such six-month period and a prorated bonus for the year in which he is terminated.

David Kennedy, Chief Operating Officer.  Mr. Kennedy earns an initial base salary of $125,000.  Upon entering into the employment agreement, Mr. Kennedy received 25,435 RSUs and options to purchase 12,718 common shares exercisable at a price of $7.91 per share.  Such RSUs and options vest in equal quarterly installments beginning on the three month anniversary of the date of grant; provided, however, that upon a “change of control” (as defined in the employment agreement), all unvested RSUs and options shall automatically vest.  Mr. Kennedy is also eligible to receive an annual bonus for each fiscal year of up 100% of his base salary based on achieving certain goals, which are to be mutually agreed upon, including a prorated bonus for the fiscal year ending May 31, 2011.  Such bonus will be payable in cash unless the Board of Directors or the Compensation Committee of the Board determines, in its sole discretion to pay up to, but not more than, 50% of such bonus in fully vested RSUs.  In the event that Mr. Kennedy is terminated without “cause” or resigns for “good reason” (as such terms are defined in the employment agreement), Mr. Kennedy will be entitled to severance equal to his then current salary for a period of six months following the date of termination, certain benefits for such six-month period and a prorated bonus for the year in which he is terminated.

Ezra Schneier, Corporate Development Officer.  Mr. Schneier earns an initial base salary of $125,000.  Upon entering into the employment agreement, Mr. Schneier received 25,435 RSUs and options to purchase 12,718 common shares exercisable at a price of $7.91 per share.  Such RSUs and options vest in equal quarterly installments beginning on the three month anniversary of the date of grant; provided, however, that upon a “change of control” (as defined in the employment agreement), all unvested RSUs and options shall automatically vest.  Mr. Schneier is also eligible to receive an annual bonus for each fiscal year of up 100% of his base salary based on achieving certain goals, which are to be mutually agreed upon, including a prorated bonus for the fiscal year ending May 31, 2011.  Such bonus will be payable in cash unless the Board of Directors or the Compensation Committee of the Board determines, in its sole discretion to pay up to, but not more than, 50% of such bonus in fully vested RSUs.  In the event that Mr. Schneier is terminated without “cause” or resigns for “good reason” (as such terms are defined in the employment agreement), Mr. Schneier will be entitled to severance equal to his then current salary for a period of six months following the date of termination, certain benefits for such six-month period and a prorated bonus for the year in which he is terminated.

In connection with the consummation of the transactions contemplated by the Exchange Agreements on August 13, 2010, Thomas Danis and Mitch Tuchman resigned as members of the Board of Directors of the Company.  The Board of Directors appointed in their place Denis Sutton and John Long.  Effective as of August 14, 2010, Mr. Mullarkey and Michael Gerrior resigned as members of the Board of Directors and Jeffrey Moss (Chairman) and Biju Kulathakal was appointed in their place.  Upon their appointment to the Board of Directors, each new member other than Mr. Long was granted 662 RSUs and options to purchase 3,375 common shares pursuant to the terms of the Company’s 2002 Amended and Restated Stock Option Plan with an exercise price of $11.72.  The RSUs and options are exercisable on the one year anniversary of the date of their grant.  In addition, each non-employee director will be entitled to receive a cash Board Fee equal to $3,000 per calendar month (or $36,000 per year), payable on a quarterly basis within 10 days of the end of each such quarter.  For fiscal 2011, the Board fees were paid in common shares instead of cash per the agreement of the Board of Directors.  This resulted in 13,743 of common shares valued at $80,772 being issued to the Board of Directors.  Additionally, for each quarter following the first quarter board fees will be paid in common shares instead of cash unless otherwise decided by the board of directors.

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

NOTE 2.	ALLOWANCE FOR DOUBTFUL ACCOUNTS

The following presents the detail of the changes in the allowance for doubtful accounts for the years ended May 31:

	Year Ended	Year Ended
	May 31, 2011	May 31, 2010

Balance at beginning of the period	$442,195	$928,430
Charged to bad debt expense	296,901	553,443
Write-offs and effect of exchange rate changes	(168,018)	(1,039,678)
Balance at end of the period	$571,078	$442,195

The Company uses historical experience and knowledge of and experience with specific customers in order to assess the adequacy of the allowance for doubtful accounts.  Any adjustments to this account are reflected in the accompanying consolidated statements of operations and comprehensive loss as a selling and marketing expense.

NOTE 3.	SENIOR SECURED NOTES PAYABLE

On December 11, 2009, the Company entered into an Exchange Agreement (collectively, the “2009 Exchange Agreements”) with each of the Holders of its 2008 Notes pursuant to which, among other  things, each Holder exchanged its existing 2008 Note for: (i) a replacement senior secured non-convertible note (a “Non-Convertible Note”); (ii) a senior secured convertible note that is convertible into the Company's common shares at a conversion price of $100.00 (a “$100.00 Convertible Note”); and, (iii) a senior secured convertible note that is convertible into the Company's common shares at a conversion price of $40.00 (a “$40.00 Convertible Note,” and together with the Non-Convertible Notes and the $100.00 Convertible Notes, collectively, the “2009 Secured Notes”).  Pursuant to the terms of the separate 2009 Exchange Agreements, the Company issued Non-Convertible Notes in an aggregate principal amount of $9,500,000, $100.00 Convertible Notes in an aggregate principal amount of $6,650,000, and $40.00 Convertible Notes in an aggregate principal amount of $5,361,337.  The aggregate principal amount of all of the 2009 Secured Notes issued pursuant to the 2009 Exchange Agreements was $21,613,516, which was the aggregate amount of principal and accrued interest outstanding under the 2008 Notes on December 11, 2009.  This transaction is deemed an extinguishment of debt and new issuance for accounting purposes in accordance with ASC 470-50-40.

Each 2009 Secured Note continued to be secured by a lien on all of the assets of the Company and its subsidiaries pursuant to the terms of the then existing Security Agreement with the Holders.   Interest on the 2009 Secured Note accrued at an annual rate of 9.5% increasing to 14.5% upon occurrence of default.  Interest on the $100.00 Convertible Notes and the $40.00 Convertible Notes compound on a quarterly basis and was to be payable, together with principal, on July 31, 2012 (the “Original Maturity Date”).  Interest on the Non-Convertible Notes compounded on a quarterly basis and was to be payable on the Original Maturity Date, while part of the principal was to be payable on a quarterly basis pursuant to an agreed upon schedule.

Upon the occurrence of an event of default, as defined in the 2009 Secured Notes, a Holder could require the Company to redeem all or a portion of such Holder’s 2009 Notes.  Upon a disposition of assets or liquidity event (each as defined in the 2009 Secured Notes), the Company was required to use 100% of the net proceeds to redeem the 2009 Secured Notes.  Each 2009 Secured Note also contained certain financial and other customary covenants with which the Company was required to comply.  Each subsidiary of the Company previously agreed to guarantee the obligations of the Company under the 2008 Notes and reaffirmed such guarantee with respect to the 2009 Secured Notes by delivering to the Holders a Reaffirmation of Guaranty.  The Company and each of the Holders also entered into a Second Amended and Restated Registration Rights Agreement principally in order to include the common shares of the Company into which the $100.00 Convertible Notes and the $40.00 Convertible Notes were convertible as registrable securities.

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

Each of the warrants issued in connection with the 2008 Exchange Transaction that occurred in fiscal 2009 contained anti-dilution protection provisions.  As a result of the Company’s issuance of the $40.00 Convertible Notes, the exercise price of the warrants that remain outstanding was adjusted to $40.00 per share from $100.00 per share and the number of common shares issuable upon exercise was proportionately increased by 10,500 to 17,500 in which $995,400 representing the fair value of this increase was included in the loss on extinguishment of debt in the statement of operations as it was directly related to the exchange of the New Secured Notes.

Furthermore, in accordance with the guidance in ASC 470-20-30, the Payment-in-Kind (“PIK”) interest associated with the $40.00 Convertible Note and $100.00 Convertible Note accrued during each quarter has to be compared to the fair value of the Company’s commons shares at the quarter end, or the commitment date, for potential interest charges derived from beneficial conversion features.  During the year ended May 31, 2010, the Company recognized additional interest expense of $137,804 associated with the PIK interest’s beneficial conversion feature.

In January 2010, $148,856 of principal and accrued interest related to the $40.00 Convertible Notes was converted into 3,721 of the Company’s common shares and in February 2010, $88,932 of principal and accrued interest related to the $100.00 Convertible Notes was converted into 889 of the Company’s common shares.  In March 2010, $302,203 of principal and accrued interest related to the $40.00 Convertible Notes was converted into 7,555 shares of the Company’s common stock.  In April 2010, $274,790 of principal and accrued interest related to the $40.00 Convertible Notes was converted into 6,869 of the Company’s common shares.

On May 31, 2010, the Company defaulted on the 2009 Secured Notes when the quarterly principal payment was not made and the Company fell out of compliance with certain covenants.  Upon default, the interest rate on the 2009 Secured Notes increased by 5%.

On August 13, 2010, the Company entered into separate 2010 Exchange and Share Purchase Agreements and a 2010 Exchange Agreement (collectively, the “Exchange Agreements”) with each of the Holders of its 2009 Secured Notes (collectively, the “Investors”) pursuant to which, among other things, the Investors exchanged their existing senior secured non-convertible notes and senior secured convertible notes (collectively, the “Notes”) (the aggregate principal amount of all the Notes, together with accrued but unpaid interest and penalties, was $22,356,665) for a total of 1,707,130 of the Company’s common shares (the “Exchange Shares”).  The issuance of the Exchange Shares was deemed to be exempt from registration pursuant to Section 3(a)(9) of the Securities Act of 1933.  The Warrants were not affected by the transactions effected by the 2010 Exchange Agreements.

Simultaneous and in connection with the consummation of the transactions contemplated by the 2010 Exchange Agreements, the Company received an additional $750,000 from one Holder (the “Lending Investor”) in exchange for a senior secured note (the “2010 Note”).  The 2010 Note secured by a lien on all of the assets of the Company and its subsidiaries pursuant to the terms of a Security Agreement among the Company, its subsidiaries and the Lending Investor (the “Security Agreement”).  This note was settled in the first quarter of fiscal 2012.

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

The 2010 Note contains a contingent put reflected in the contractual rights of default.  Upon the occurrence of an event of default, as defined in the 2010 Note, the holder could require us to redeem all or a portion of such holder’s 2010 Note at a price equal to 100% of the sum of the principal amount of the 2010 Note, accrued and unpaid interest and late fees, if any, to be redeemed. Upon the occurrence of a disposition or liquidity event, as defined in the 2010 Note, the Holder could require us to redeem all of a portion of such Holder’s 2010 Note at an amount equal to the net proceeds up to the maximum amount owed under the note including outstanding principal, unpaid interest and late fees.  Under ASC 815, Derivatives and Hedging, embedded put derivatives such as these require bifurcation and separate classification at fair value.  The value of the embedded put derivatives where deemed to be nil on August 13, 2010 and May 31, 2011.

Simultaneous and in connection with the 2010 Exchange Agreements and the 2010 Note, we issued 158,069 shares in a private placement of $1,250,000 by the new management team and the 2009 Note holders.

The 2010 exchange transaction met the requirements of and was accounted for under ASC 470-60, Debt: Troubled Debt Restructuring By Debtor.  The Company has performed an evaluation and determined that certain prescribed indicators provided by ASC 470 guidance were met to provide evidence that the Company was having financial difficulty.  In addition, the Company determined that creditor granted a concession to the Company since the fair value of the stock and 2010 Note issued to the investors was less than the carrying value of the 2009 Secured Notes and the cash received from the private placement and the 2010 Note.  The fair value of the stock issued in the exchange and the private placement was determined to be $12.00 per share considering guidance of ASC 820, Fair Value Measurements and Disclosures.  The excess of the carrying value of the 2009 Secured Notes, less issuance costs, plus cash received in the exchange over the fair value of the common stock and debt issued in the exchange was recorded as a gain on extinguishment of debt totaling $1,192,635.  The basic gain per common share was $0.66 and the diluted gain per common share was $0.62.

NOTE 4.	LONG-TERM DEBT – RELATED PARTY

On January 18, 2011, the Company acquired Incentives Advisors.  Part of the consideration given was two notes payable to the managing members of Incentives Advisors. These two individuals are the Senior Vice Presidents, Tax Credit and Incentive Services. Each note is for $117,500 and accrues interest at the rate of five percent per annum.  Each note is payable in thirty equal monthly installments of principal plus interest starting on March 1, 2011.  The notes may be voluntarily prepaid, in whole or in part prior to the maturity date without premium or penalty.  The only event of default is failure to pay when due any principal or interest due within 10 business days thereafter.  If a default does occur, the note holders have the right to declare the entire unpaid principal balance of the note, together with all accrued and unpaid interest thereon, immediately due and payable.  The notes are subordinated to the Company’s Senior Secured Notes payable.

	2011	2010
Secured note payable and accrued interest, net-related party(2010 Note)	$464,301	$-
Long-term debt, related party	212,476	-
	676,777	-

Less current portion of:
Secured note payable and accrued interest, net-related party(2010 Note)	-	-
Long-term debt, related party	94,000	-
	$582,777	$-

Fiscal 2012	$94,000
Fiscal 2013	559,277
Fiscal 2014	23,500
	$676,777

NOTE 5.	EQUIPMENT

Equipment consists of the following at May 31:

	2011	2010
Furniture, equipment
and leasehold improvements	$165,372	$147,617
Office equipment	584,018	558,958
Computers and software	9,893,481	9,280,323
	10,642,871	9,986,898
Less accumulated depreciation	(10,434,146)	(9,691,100)
Equipment, net	$208,725	$295,798

Equipment includes equipment under capital lease totaling $761,355 and $1,772,545 at May 31, 2011 and 2010, respectively.  Accumulated amortization relating to equipment under capital leases totaled $625,820 and $1,624,262 at May 31, 2011 and 2010, respectively.  Depreciation expense for equipment was $189,619 and $801,403 for the years ended May 31, 2011 and 2010, respectively.

NOTE 6.	ACQUIRED INTANGIBLE ASSETS AND GOODWILL

Acquired intangible assets consist of the following at May 31:

	2011		2010
		Accumulated		Accumulated
	Cost	Amortization	Cost	Amortization
Customer relationships	$663,000	$48,834	$-	$-
Software developed for internal use	348,172	-	-	-
Intellectual property	1,322,760	1,322,760	1,322,760	1,322,760
	2,333,932	$1,371,594	1,322,760	$1,322,760

Less accumulated amortization	(1,371,594)		(1,322,760)
Net acquired intangible assets	$962,338		$-

Amortization expense for intangible assets was $48,834 and $21,500 for the fiscal years ended May 31, 2011 and 2010, respectively.

Expected future amortization expense for the customer relationships as of May 31, 2011 follows:

Amount
Year ended May 31:
2012	132,600
2013	132,600
2014	132,600
2015	132,600
2016	83,766

Total	$614,166

The following represents the detail of the changes in the goodwill account for the years ended May 31, 2011 and 2010:

	Human Resource	Career
	Software and	Transition
	Services	Services	Total

Goodwill at May 31, 2009	$11,381,660	$6,347,788	$17,729,448
Impairment	(5,335,760)	(6,347,788)	(11,683,548)
Goodwill at May 31, 2010	$6,045,900	$-	$6,045,900
Purchase of Incentives Advisors	$1,875,115	$-	1,875,115
Impairment adjustment	685,426	-	685,426
Goodwill at May 31, 2011	$8,606,441	$-	$8,606,441

Effective as of January 18, 2011, Workstream Inc. acquired Incentives Advisors.  This acquisition was accounted for under the acquisition method per ASC Topic 805, Business Combinations (see Note 15).  We recognized goodwill of $1,875,115 for the excess of the purchase price over the fair value of the acquired assets and liabilities assumed.

During the fourth quarter of fiscal 2010, the Company determined that indicators of impairment existed for the goodwill associated with its Human Resource Software and Services operating segment.  Based on this determination, the Company performed an impairment test.  In considering the current and expected future market conditions, the Company determined that the Human Resource segment goodwill was impaired in accordance with ASC 350, Intangibles – Goodwill and Other, and the Company recorded non-cash, pre-tax goodwill impairment charges of $5,335,760 during the fiscal year ended May 31, 2010. The Human Resource operating segment goodwill impairment was an estimate that had not yet been finalized.  During the 1st quarter of fiscal year 2011, we had a change in management and well as a conversion of our 2009 Notes to Equity (see Note 3 for further discussion).  The Company felt that these transactions could have impacted the impairment test.  This delayed the impairment test and the Company was unable to fully complete Step 2 of its goodwill impairment testing prior to the issuance of the financials for fiscal year 2010.  Upon finalization of Step 2, a significant adjustment to the impairment estimate was made in the 1st quarter of fiscal year 2011 totaling $685,426 resulting in a partial reversal of the estimated impairment made in the fourth quarter of fiscal 2010.  During the third quarter of fiscal 2010, the Company determined that indicators of impairment existed for the goodwill associated with the Career Transition Services operating segment.  The Company performed an impairment test and recorded non-cash, pre-tax goodwill impairment charges of $6,347,788 during the fiscal year ended May 31, 2010. The Company’s impairment test is based on a discounted cash flow method.  The discounted cash flows analysis is an income method to valuation wherein the total fair value of the business entity is calculated by discounting projected future cash flows back to the date of valuation.

During fiscal year 2011, the Company tested the goodwill of the Human Resource operating segment for impairment and found no impairment was necessary.

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

NOTE 7.      ACCRUED LIABILITIES AND ACCOUNTS PAYABLE

Accrued liabilities consist of the following at May 31:

	2011	2010
Legal, audit & professional fees	$90,772	$597,859
Merger costs	80,000	80,000
Consulting fees	107,958	1,208,218
Sales tax payable	329,746	637,157
Other	738,061	687,890
	$1,346,537	$3,211,124

NOTE 8.      OTHER LONG-TERM OBLIGATIONS

The Company entered into various capital lease obligations for equipment to be housed in an outside data center facility.  All capital leases are being paid on a monthly and quarterly basis.

On May 10, 2011, Workstream Inc. (the “Company”) entered into a Business Financing Agreement (the “Financing Agreement”) with Bridge Bank, National Association.  The Financing Agreement is secured by a lien on all of the assets of the Company and its subsidiaries pursuant to the terms of a Stock Pledge Agreement among the Company, its subsidiaries and the Lending Investor (the “Pledge Agreement”).  The credit limit on the Financing Agreement is $3,000,000.  Interest on the Financing Agreement accrues at an annual rate of the Prime Rate plus 2% with the Prime Rate having a minimum of 3.25%.  From and after the occurrence and during the continuance of any event of default under the Financing Agreement, the interest rate then in effect will be automatically increased by 5% per year.  The Financing Agreement has an annual facility fee of $15,000 or .5% of the advance balance.  The Financing Agreement has a monthly maintenance fee of .125% of the average monthly balance.  The Financing Agreement contains customary covenants of providing monthly financial statements within 30 days, annual audited financials with 180 days, annual board approved budget within 60 days of fiscal year end and a semi-annual accounts receivable audit.  The Company must also maintain a minimum asset coverage ratio of 1.5 to 1.  The Pledge Agreement sets forth that the Company has granted a security interest in all shares of capital stock, corporations, limited partnership interests and limited liability company interests that the Company now owns or hereafter acquires.

Long-term obligations consist of the following at May 31:

	2011	2010
Secured notes payable	$901,663	$-
Long-term payables	83,333	-
Capital lease obligations	205,111	322,973
Leasehold inducements	4,321	16,355
	1,194,428	339,328

Less current portion of:
Senior secured notes payable	-	-
Long-term obligations	135,110	200,470
	$1,059,318	$138,858

Maturities
Fiscal 2012	$135,110
Fiscal 2013	1,052,513
Fiscal 2014	6,805
	$1,194,428

NOTE 9.	COMMITMENTS AND CONTINGENCIES

Litigation

Management is not aware of any legal proceedings against the company.  In the ordinary course of business the Company is sometimes subject to  legal proceedings and claims.  The Company does not believe that the resolution of such actions will materially affect the Company’s business, results of operations, financial condition or cash flows.

Lease Commitments

A summary of the future minimum lease payments under the Company’s non-cancelable leases as of May 31, 2011 is as follows:

	Capital Leases	Operating Leases
		Facilities	Equipment	Total
Year ended May 31:
2012	146,108	353,691	27,490	527,289
2013	75,154	308,235	20,929	404,318
2014	2,598	246,418	-	249,016

Total minimum lease payments	223,860	$908,344	$48,419	$1,180,623

Less amount representing interest	(18,749)
Total principal lease payments	205,111
Less current maturities	(146,108)

	$59,003

Rent expense, recorded on the consolidated statements of operations and comprehensive loss in general and administrative expense, totaled $406,789 and $448,956 for the years ended May 31, 2011 and 2010, respectively.

Retirement Plans

Since fiscal 2009, the Company has one plan with ADP Retirement Services.  The Plan is a defined 401(K) contribution plan which all employees, over the age of 21, are eligible to participate in after twelve months of service.  The Company is not required to contribute to the plan.  There were no employer contributions made during the fiscal years ended May 31, 2011 and 2010.

NOTE 10.	CAPITAL STOCK

On May 6, 2011, the Company effected a one (1) for four hundred (400) reverse stock split.  All share and price per share amounts presented in the consolidated financial statements and in the notes thereto have been adjusted to reflect the reverse stock split.

Classes of Stock

The authorized share capital consists of an unlimited number of common shares, no par value, an unlimited number of no par value Class A Preferred Shares (the “Class A Preferred Shares”), and an unlimited number of no par value Series A Convertible Preferred Shares (the “Series A Shares”).  There were 2,517,643 common shares issued, including 270 shares being held in escrow, as of May 31, 2011.  There was no Class A Preferred Shares or Series A Shares outstanding as of May 31, 2011.

Stock Plans and Stock-Based Compensation

The Company grants stock options to employees, directors and consultants under the 2002 Amended and Restated Stock Option Plan (the “Plan”), which was most recently amended in April 2011 at the annual shareholders’ meeting. Under the Plan, as amended, the Company is authorized to issue up to 375,000 shares of common stock upon the exercise of stock options or restricted stock unit grants.  The Audit Committee of the Board of Directors administers the Plan.  Under the terms of the Plan, the exercise price of any stock options granted shall not be lower than the market price of the common stock on the date of the grant.   Options to purchase shares of common stock generally vest ratably over a period of three years and expire five years from the date of grant.

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

	Fiscal Years Ended
	May 31, 2011	May 31, 2010

Stock compensation expense - options	$216,169	$82,176

Stock option activity and related information is summarized as follows:

				Weighted
		Weighted		Average
		Average	Weighted	Remaining	Aggregate
	Number	Exercise	Average	Contractual	Intrinsic
	of Options	Price	Fair Value	Term (in Years)	Value

Balance outstanding - May 31, 2009	3,577	$447.27
Granted	3,060	120.00	$104.00
Exercised	-	-
Forfeited or expired	(2,251)	412.00
Balance outstanding - May 31, 2010	4,386	236.00
Granted	81,346	8.38	$11.71
Exercised	-	-
Forfeited or expired	(22,621)	31.35
Balance outstanding - May 31, 2011	63,111	$16.07		4.2	$-

Exercisable - May 31, 2011	14,079	$35.88		4.0	$-

The aggregate intrinsic value in the table above represents total intrinsic value (of options in the money), which is the difference between the Company’s closing stock price of $3.70 on May 31, 2011, the last trading day of the reporting period and the exercise price times the number of shares, that would have been received by the option holders had the option holders exercised their options on May 31, 2011.

There were no options exercised during the twelve months ended May 31, 2011 and 2010; and therefore, no intrinsic value or cash received from option exercises during the period.

The Company issues new shares of common stock upon the exercise of stock options.  The following table is a summary of the number and weighted average grant date fair values regarding our unexercisable/unvested awards as of May 31, 2011 and changes during the year then ended:

		Weighted
		Average
	Number	Fair Value
	of Options	Price

Unexerciseable/unvested awards
Balance outstanding - May 31, 2010	2,822	$88.00
Granted	81,346	11.71
Vested	(13,180)	12.52
Forfeited or expired	(21,956)	16.07
Balance outstanding - May 31, 2011	49,032	$14.96

The following table summarizes information about options outstanding at May 31, 2011:

Range of Exercise Prices	Number of Options Outstanding	Weighted Average Remaining Contractual Life (in Years)	Weighted Average Exercise Price	Number of Options Exercisable	Weighted Average Remaining Contractual Life (in Years)	Weighted Average Exercise Price

$7.90 - $99.00	61,021	4.2	$8.57	12,733	4.2	$7.99
$100.00 - $299.00	1,250	3.1	$117.91	506	3.2	$117.00
$300.00 - $399.00	457	1.6	$313.98	457	1.6	$313.98
$400.00 - $599.00	383	0.1	$523.91	383	0.1	$523.91
	63,111	4.2	$16.07	14,079	4.0	$35.88

As of May 31, 2011, $529,941of total unrecognized compensation costs related to non-vested stock options is expected to be recognized ratably over the remaining individual vesting periods up to three years.  The realized tax benefit from stock options and other share based payments was nil for the twelve months ended May 31, 2011 and 2010 due to the uncertainty of realizability.

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

	Fiscal Years Ended
	May 31, 2011	May 31, 2010

Stock compensation expense - RSUs	$531,281	$79,504

As of May 31, 2011, $1,002,254 of total unrecognized compensation costs related to non-vested restricted stock unit grants is expected to be recognized ratably over the remaining individual vesting periods up to three years.

		Weighted
	Number	Average
	of Units	Fair Value

Outstanding - May 31, 2009	194
Granted	775	$128.00
Vested and issued	(252)
Forfeited or expired	-
Non-Vested Outstanding - May 31, 2010	717
Granted	155,298	$11.83
Vested and issued	(25,437)
Vested and unissued	(19,010)
Forfeited or expired	(21,024)
Non-Vested Outstanding - May 31, 2011	90,544

Warrants

As of May 31, 2011, the Company had outstanding warrants to purchase shares of common stock which were issued in connection with past financing arrangements.  Information related to these warrants is summarized as follows:

Exercise	Expiration
Price	Date	Shares
$4.00	October 2011	3,750
$40.00	August 2012	16,250
		20,000

In May 2009, a warrant to purchase 2,500 shares of common stock was exercised at $100.00 per share in a series of cashless exercise transactions resulting in the issuance of 910 shares of common stock.  The holder of the warrant forfeited the right to acquire 1,589 shares of our common stock under the warrant as consideration for this cashless exercise.  In March 2010, a warrant to purchase 2,125 shares of common stock was exercised at $4.00 per share in a series of cashless exercise transactions resulting in the issuance of 2,006 shares of common stock.  The holder of the warrant forfeited the right to acquire 118 shares of our common stock under the warrant as consideration for this consideration for this cashless exercise.   In April 2010, a warrant to purchase 1,250 shares of common stock was exercised at $40.00 per share in a series of cashless exercise transactions resulting in the issuance of 155,173 shares of common stock.  The holder of the warrant forfeited the right to acquire 862 shares of our common stock under the warrant as consideration for this cashless exercise.  Upon the exercise of this warrant, $22,500 of common stock warrant liability was reclassified to equity.

NOTE 11.	SEGMENT AND GEOGRAPHIC INFORMATION

The Company has two reportable segments: Human Resource Software and Services and Career Transition Services.  The revenue for the Human Resource Software and Services consists of revenue generated from Human Resource software, related professional services, tax incentives, applicant sourcing and recruitment research services.

The Company changed its reportable segments during fiscal year 2011.  The Company was reporting the segments as Enterprise which included software and professional services and Career Networks which included recruitment research services and career transition services.  The Company consolidated management, and began cross-selling the various product lines.  Management believes the new segment reporting more accurately represents the present conditions within the Company.

The following tables summarize the Company’s operations by business segment for the twelve months ended May 31, 2011 and 2010:

Business Segment Information

	Fiscal Year Ended
	May 31, 2011
	Human Resource
	Software and Services	Career Transition Services	Total
Software	$4,357,599	$-	$4,357,599
Professional services	342,163	-	342,163
Tax incentives	647,456	-	647,456
Job board	1,352,685	-	1,352,685
Career transition services	-	936,387	936,387
Revenue, net	6,699,903	936,387	7,636,290
Cost of revenues:
Other	703,125	33,878	737,003
Gross profit	5,996,778	902,509	6,899,287
Expenses	8,102,513	1,327,598	9,430,111
Impairment charges - goodwill	(685,426)	-	(685,426)
Amortization and depreciation	222,524	16,613	239,137
Business segment loss from continuing operations	$(1,642,833)	$(441,702)	(2,084,535)

Other income and expense and income tax			776,436

Net Loss from Continuing Operations			$(1,308,099)
Net Income from Discontinued Operations			$1,145,380
Net loss			$(162,719)

	As of May 31, 2011
	Human Resource
	Software and Services	Career Transition Services	Total

Business segment assets	$1,497,095	$273,169	$1,770,264
Intangible assets, net	962,338	-	962,338
Goodwill	8,606,441	-	8,606,441
	$11,065,874	$273,169	11,339,043
Assets not allocated
to business segments			813,333

Total assets			$12,152,376

	Fiscal Year Ended
	May 31, 2010
	Human Resource
	Software and Services	Career Transition Services	Total
Software	$6,011,926	$-	$6,011,926
Professional services	752,251	-	752,251
Tax incentives	-	-	-
Job board	1,572,465	-	1,572,465
Career transition services	-	1,587,858	1,587,858
Revenue, net	8,336,642	1,587,858	9,924,500
Cost of revenues:
Other	639,567	114,896	754,463
Gross profit	7,697,075	1,472,962	9,170,037
Expenses	8,871,420	1,835,439	10,706,859
Impairment charges - goodwill	5,348,350	6,335,198	11,683,548
Amortization and depreciation	797,258	25,644	822,902
Business segment loss from continuing operations	$(7,319,953)	$(6,723,319)	(14,043,272)

Other income and expense and income tax			(13,594,536)
Net Loss from Continuing Operations			$(27,637,808)
Net Income from Discontinued Operations			$1,054,077
Net loss			$(26,583,731)

	As of May 31, 2010
	Human Resource
	Software and Services	Career Transition Services	Total

Business segment assets	$1,661,037	$566,893	$2,227,930
Intangible assets	-	-	-
Goodwill	6,045,900	-	6,045,900
	$7,706,937	$566,893	8,273,830
Assets not allocated
to business segments			358,529

Total assets			$8,632,359

Geographic Information

	Fiscal Year Ended
	May 31, 2011

		United
	Canada	States	Total
Net Revenue	$1,065,279	$6,571,011	$7,636,290
Expenses	1,318,492	8,402,333	9,720,825
Geographical loss	$(253,213)	$(1,831,322)	(2,084,535)

Other income and expense and income tax			776,436
Net loss fron Continuing Operations			$(1,308,099)
Net Income from Discontinued Operations			$1,145,380
Net loss			$(162,719)

	As of
	May 31, 2011

		United
	Canada	States	Total
Long-lived assets	$63,083	$9,757,912	$9,820,995
Current assets			2,331,381
Total assets			$12,152,376

	Fiscal Year Ended
	May 31, 2010

		United
	Canada	States	Total
Net Revenue	$1,174,679	$8,749,821	$9,924,500
Expenses	2,199,525	21,768,247	23,967,772
Geographical loss	$(1,024,846)	$(13,018,426)	(14,043,272)

Other income and expense and income tax			(13,594,536)
Net loss fron Continuing Operations			$(27,637,808)
Net Income from Discontinued Operations			$1,054,077
Net loss			$(26,583,731)

	As of
	May 31, 2010

		United
	Canada	States	Total
Long-lived assets	$143,039	$6,362,476	$6,505,515
Current assets			2,126,844
Total assets			$8,632,359

NOTE 12.    INCOME TAXES

The Company operates in several tax jurisdictions.  Its income is subject to varying rates of tax, and losses incurred in one jurisdiction cannot be used to offset income taxes payable in another.

The loss before income taxes consisted of the following (rounded):

	Fiscal Years Ended
	May 31, 2011	May 31, 2010
Canadian domestic loss	$(270,862)	$(1,062,000)
United States loss	115,043	(25,474,000)
Loss before income taxes	$(155,819)	$(26,536,000)

The provision for income taxes consists of the following (rounded):

	Fiscal Years Ended
	May 31, 2011	May 31, 2010
Canadian domestic:
Current income taxes	$-	$-

United States:
Current income taxes	6,900	47,000
Deferred income taxes	-	-
Income tax (benefit) expense	$6,900	$47,000

A reconciliation of the combined Canadian federal and provincial income tax rate with the Company’s effective income tax rate is as follows (rounded):

	Fiscal Years Ended
	May 31, 2011	May 31, 2010
Combined Canadian, federal and provincial tax rate	29.00%	32.00%

Income tax recovery based on combined Canadian,
federal and provincial rate	$40,400	$9,023,000
Effect of foreign tax rate differences	(6,400)	1,507,000
Non-deductible amounts	842,700	(6,890,000)
Change in valuation allowance	(1,326,300)	(3,105,000)
Effect of expired nols and changes in carryforward amounts	(28,600)	(749,000)
Tax credits and refunds	-	-
Effect of foreign exchange rate differences	478,200	213,000
Other	(6,900)	(46,000)

Income tax benefit (expense)	$(6,900)	$(47,000)

The components of the Company’s net deferred income taxes are as follows (rounded):

	Fiscal Years Ended
	May 31, 2011	May 31, 2010
Deferred income tax assets:
Loss carryforwards	$28,927,000	$27,186,000
Asset basis differences	6,150,000	6,863,000
Deferred Revenue	359,000	505,000
Share issue costs	12,000	10,000
Investment tax credits	635,000	588,000
Share Based Compensation	966,000	660,000
Accrued expenses	111,000	729,000
Accrued vacation	45,000	48,000
Allowance for bad debts	217,000	169,000

Gross deferred income tax assets	37,422,000	36,758,000
Valuaton allowance	(37,422,000)	(36,758,000)
Total deferred income tax assets	$-	$-

The Company has incurred net losses since inception.  At May 31, 2011, the Company had approximately $63,300,000 in net operating loss carryforwards for U.S. federal and state income tax purposes that expire in various years through 2031, and approximately CDN $13,046,000 in net operating loss carryforwards for Canadian federal and provincial income tax purposes that expire in various years through 2031.  A substantial portion of these losses are subject to a complex set of rules which limit a company’s ability to utilize net operating loss carryforwards and tax credit carryforwards in periods following an ownership change.  As a result, the Company’s utilization of its net operating loss carryforwards could be significantly limited.    The change in valuation allowance for the years ended May 31, 2011 and May 31, 201 was an increase of $644,,000 and $3,099,000, respectively, resulting primarily from net operating losses generated and expired during the periods.

The Company adopted the provisions of FIN 48 on June 1, 2007.  As a result of the implementation of FIN 48, the Company did not recognize a change in the liability for unrecognized tax benefits related to tax positions taken in prior periods and thus, did not record a change in its opening accumulated deficit.  During the years ended May 31, 2011 and 2010, there was no activity related to prior or current years’ tax positions, settlements or reductions resulting from expirations of unrecognized tax benefits or obligations.

Accordingly, there are no unrecognized tax benefits that, if recognized, would affect the effective tax rate.  No interest or penalties have been accrued in the consolidated financial statements related to unrecognized tax benefits.  The Company does not expect a significant increase or decrease in unrecognized tax benefits during the next 12 months.  As of May 31, 2011, the Company’s 2008 through 2011 U.S. tax years and 2002 through 2011 Canadian tax years were open to examination by the federal and major state taxing authorities.

NOTE 13.	EARNINGS / (LOSS) PER SHARE

The following is a reconciliation of basic net income / (loss) per share to diluted net income / (loss) per share:

	Fiscal Years Ended
	May 31, 2011	May 31, 2010
Numerator:
Net loss from continuing operations	$(1,308,099)	$(27,637,808)

Net Income from discontinued operations	$1,145,380	$1,054,077

Net loss	$(162,719)	$(26,583,731)

Denominator:
Weighted average shares outstanding-basic	1,795,160	146,897
Potential shares "in-the-money" under stock
option and warrant agreements	155,561	4,737
Less: Shares assumed respurchased under the
treasury stock method	(41,294)	(197)

Weighted average shares outstanding-diluted	1,909,427	151,437

Basic net loss per common share from continuing operations	$(0.73)	$(188.16)
Diluted net loss per common share from continuing operations	$(0.73)	$(188.16)

Basic net income per common share from discontinued operations	$0.64	$7.19
Diluted net income per common share from discontinued operations	$0.60	$6.97

Basic net loss per common share	$(0.09)	$(180.97)
Diluted net loss per common share	$(0.09)	$(180.97)

Because the Company reported a net loss from continuing operations during the fiscal years ended May 31, 2011 and 2010, the Company excluded the impact of its common stock equivalents in the computation of dilutive earnings per share from continuing operations for these periods, as their effect would be anti-dilutive.  The following outstanding instruments could potentially dilute earnings per share in the future as of May 31, 2011:

Total dilutive instruments:
Stock options	63,111
Restricted stock units	90,544
Escrowed shares	270
Warrants	20,000
Total potential dilutive instruments	173,925

NOTE 14.	ECONOMIC DEPENDENCE

The Company had one customer which represented approximately 25% and 30% of net revenue for the twelve months ended May 31, 2011 and 2010, respectively.

NOTE 15.	BUSINESS COMBINATION

Effective as of January 18, 2011, Workstream Inc. and Incentives Advisors, LLC (“IA”) entered into a Merger Letter Agreement whereby the Company acquired 100% of the assets and liabilities of IA.  This combination added solutions for obtaining hiring tax credits, training grants and other incentives to the Workstream offering.  Incentives Advisors specialized in managing the process of procuring employment-related tax credits and incentives for employers.

This acquisition has been accounted for in accordance with ASC topic 805, Business Combinations, and accordingly, the consolidated statements of operations include the results of IA since the date of acquisition.  The assets acquired and liabilities assumed are recorded at estimates of fair value as determined by management based on information available.  The excess of the purchase price over the fair value of acquired assets and liabilities assumed is allocated to goodwill.  Goodwill represents the synergies and economics of scale expected to be realized from combining the operations of the Company and IA.  All of the goodwill was assigned to the Company’s Human Resource Software and Services segment and is not expected to be deductible for tax purposes.  The accounting for the purchase has not been finalized.  There is a possibility that the valuation of the customer relationships may change.  We are continuing to analyze the contracts and customer attrition to determine the value of the relationships.  The fair value of the customer relationships was determined by calculating the present value of the expected future cash flows over the remaining contract terms for existing customers using the multi-period excess earnings method.

The following table summarizes the consideration paid for IA and the amounts of the assets acquired and liabilities assumed recognized at the acquisition date:

Consideration:

Cash	$204,000
264,916 common shares of the Company valued at $8.00 per share	2,119,382
Notes Payable	235,000
2,558,382

Recognized amounts of identifiable assets acquired and liabilities assumed:

Financial assets including accounts receivable of $89,720	$150,476
Equipment	9,715
Identifiable intangible assets - customer relationships	663,000
Financial liabilities	(139,924)
Total indentifiable net assets	683,267
Goodwill	1,875,115
2,558,382

Acquisition-related costs included in general and administrative expenses in the Company’s income statement for the year ended May 31, 2011 totals $21,100.

The revenue and earnings of the combined entity had the acquisition date been June 1, 2010, or June 1, 2009, are:

	Revenue from continuing operations	Net income(loss) from continuing operations	Earnings/Share from continuing operations
Actual from 1/18/2011 - 5/31/2011	$647,456	$87,517	$0.05
Supplemental pro forma for 6/1/2010 - 5/31/2011	$8,146,799	$(1,170,791)	$(0.65)
Supplemental pro forma for 6/1/2009 - 5/31/2010	$10,298,432	$(27,685,898)	$(188.47)

These proforma amounts do not purport to show the exact results that would have been obtained if the acquisition had occurred as of the beginning of the periods presented or that may be obtained in the future.

NOTE 16.	DISCONTINUED OPERATIONS

During the fourth quarter of fiscal 2011, the Company decided to discontinue its operations of the Rewards business.  This business was not core to our vision of a Human Resources software and technology enabled service business. We had been given notice that the largest rewards customer, as well as others, will not renew its contract with Workstream.   Although management was disappointed by the customers’ decision to terminate their agreements, the Rewards service is low margin and working capital intensive.  The business is not held for sale.

Results from discontinued operations were as follows:

	Fiscal Years Ended
	May 31, 2011	May 31, 2010

Revenue, net	5,389,128	6,600,265
Cost of revenues	4,040,829	5,198,618
Gross profit	1,348,299	1,401,647
Expenses	202,919	347,570
Net Income from Discontinued Operations	$1,145,380	$1,054,077

Assets and liabilities from discontinued operations consist of $102,258 and $82,173 of accounts payable at May 31, 2011 and 2010, respectively.

NOTE 17.	FOURTH QUARTER ADJUSTMENTS

The Company reduced its sales tax liability accrual by $297,727 and increased its unvouchered payables by $190,253 to bring the unvouchered payables in line with the actual year-end balance. Both of these transactions affected general and administrative expense with a total effect of a reduction of $107,474.  The sales tax liability adjustment was a re-evaluation of the potential liability associated with Nexus in the different states.  The unvouchered payables was an adjustment to record items shipped for the Rewards business that had not been recorded in accounts payable as of the fiscal year end.

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

Our management conducted an evaluation of the effectiveness of our internal control over financial reporting as of May 31, 2011 using the criteria set forth in the Internal Control over Financial Reporting – Guidance for Smaller Public Companies issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based upon the evaluation, our management concluded that our internal control over financial reporting was effective as of May 31, 2011.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the SEC that permit the Company to provide only management’s report in this annual report.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Set forth below is certain information regarding our directors and executive officers:

Name	Age	Position
John Long	55	Director, Chief Executive Officer and Acting Chief Financial Officer
Jeffrey Moss	36	Chairman of the Board of Directors
Biju Kulathakal	35	Director
Denis E. Sutton	56	Director
David Kennedy	53	Chief Operating Officer
Ezra Schneier	50	Corporate Development Officer

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

Company Employee Code of Conduct

The Board has adopted a Code of Conduct that applies to our directors, officers and employees, including our principal executive, financial and accounting officers and persons performing similar functions. The Code of Conduct will be made available, without charge, upon written request made to David Kennedy, Chief Operating Officer, at 485 N. Keller Road, Suite 500, Maitland, FL 32751.  In addition, the Code of Conduct is also available on our website at www.workstreaminc.com.

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

To our knowledge, based solely on a review of the copies of such reports furnished to us and written representations that no other reports were required during the year ended May 31, 2011, all Section 16(a) filing requirements applicable to our officers, directors and greater than 10% beneficial owners were complied with.

Procedures to Recommend Nominees to the Board

There have been no changes to the procedures for security holders to recommend nominees to our Board from those set forth in our Proxy Statement dated April 29, 2011 delivered in connection with our 2010 Annual and Special Meeting of Shareholders.

ITEM 11.    EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

The following table sets forth the cash compensation as well as certain other compensation earned during the last two fiscal years for (i) each person who served as our principal executive officer (“PEO”) during our fiscal year ended May 31, 2011 and (ii) our other most highly compensated executive officer other than the PEO who was serving as an executive officer as of May 31, 2011 (collectively referred to as the “Named Executive Officers”):

				Restricted		Non-Equity
				Stock	Option	Incentive Plan	All Other
Name and Principal Position	year	Salary ($)	Bonus ($)	Awards ($)(1)	Awards ($)(1)	Compensation ($)	Compensation ($)		Total ($)

John Long
Chief Executive Officer	2011	120,192	80,000	169,573	149,411	-	86,311	(3)	605,487
	2010	-	-	-	-	-	-		-

David Kennedy
Chief Operating Officer	2011	73,077	40,000	84,787	74,705	-	41,224	(4)	313,793
	2010	-	-	-	-	-	-		-

Ezra Schneier
Chief Development Officer	2011	82,930	40,000	84,787	74,705	-	23,728	(5)	306,150
	2010	-	-	-	-	-	-		-

Michael Mullarkey
Former Chairman of the Board,	2011	44,731					166,000	(6)	210,731
Former Chief Executive Officer and President and Former Acting Chief Financial Officer (2)	2010	189,073	100,000	14,955	7,252		89,917	(6)	401,197

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

(3)	Other compensation is comprised of $9,388 for health insurance and $76,923 of wages paid in stock.
(4)	Other compensation is comprised of $8,532 for health insurance and $32,692 of wages paid in stock.
(5)	Other compensation is comprised of $8,103 for health insurance and $15,625 of wages paid in stock.
(6)
Other compensation is comprised of earnings related to service as Chairman of the Board of Directors ($36,000), consulting fees from periods before he was hired as our CEO ($36,500) and health insurance ($17,417).  In fiscal 2011, other compensation is comprised of wages paid through payables.

EQUITY AWARDS

The following tables set forth certain information concerning equity awards for our Named Executive Officers as of May 31, 2011:

Outstanding Equity Awards at Fiscal Year-End

Option Awards

Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable		Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($/Sh)	Option Expiration Date

John Long	6,359	19,077	(1)	-	7.91	8/16/2015

David Kennedy	3,179	9,539	(2)	-	7.91	8/16/2015

Ezra Schneier	3,179	9,539	(2)	-	7.91	8/16/2015

(1)	Option to purchase 25,436 shares of common stock vests equally over three years from the grant date of August 16, 2010.
(2)	Option to purchase 12,718 shares of common stock vests equally over three years from the grant date of August 16, 2010.

Stock Awards

Name	Number of Shares or Units of Stock that have not Vested (#)	Market Value of Share or Units of Stock that have not Vested ($)(1)		Equity Incentive Plan Awards: Number of Unearned Shares, Units or other Rights that have not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or other Rights that have not Vested

John Long	38,153	141,166	(2)	-	-

David Kennedy	19,077	70,585	(3)	-	-

Ezra Schneier	19,077	70,585	(3)	-	-

(1)
The market value per restricted stock unit is calculated by multiplying the number of shares of restricted stock that have not vested by the closing stock price of $3.70 per share as quoted on the OTCBB on May 31, 2011.

(2)	Original grant of 50,872 restricted stock units vesting equally over three years from the grant date of August 16, 2010.
(3)	Original grant of 25,436 restricted stock units vesting equally over three years from the grant date of August 16, 2010.

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

John Long, Chief Executive Officer.  Pursuant to the terms of Mr. Long’s employment agreement, Mr. Long earns an initial base salary of $250,000. Upon entering into the employment agreement, Mr. Long received 50,871 Restricted Stock Units (“RSUs”) and options to purchase 25,435 common shares exercisable at a price of $7.91 per share.  Such RSUs and options vest in equal quarterly installments beginning on the three month anniversary of the date of grant; provided, however, that upon a “change of control” (as defined in the employment agreement), all unvested RSUs and options shall automatically vest.  Mr. Long is also eligible to receive an annual bonus for each fiscal year of up 100% of his base salary based on achieving certain goals, which are to be mutually agreed upon, including a prorated bonus for the fiscal year ending May 31, 2011.  Such bonus will be payable in cash unless the Board of Directors or the Compensation Committee of the Board determines, in its sole discretion to pay up to, but not more than, 50% of such bonus in fully vested RSUs.  In the event that Mr. Long is terminated without “cause” or resigns for “good reason” (as such terms are defined in the employment agreement), Mr. Long will be entitled to severance equal to his then current salary for a period of six months following the date of termination, certain benefits for such six-month period and a prorated bonus for the year in which he is terminated.

David Kennedy, Chief Operating Officer.  Mr. Kennedy earns an initial base salary of $125,000.  Upon entering into the employment agreement, Mr. Kennedy received 25,435 RSUs and options to purchase 12,718 common shares exercisable at a price of $7.91 per share.  Such RSUs and options vest in equal quarterly installments beginning on the three month anniversary of the date of grant; provided, however, that upon a “change of control” (as defined in the employment agreement), all unvested RSUs and options shall automatically vest.  Mr. Kennedy is also eligible to receive an annual bonus for each fiscal year of up 100% of his base salary based on achieving certain goals, which are to be mutually agreed upon, including a prorated bonus for the fiscal year ending May 31, 2011.  Such bonus will be payable in cash unless the Board of Directors or the Compensation Committee of the Board determines, in its sole discretion to pay up to, but not more than, 50% of such bonus in fully vested RSUs.  In the event that Mr. Kennedy is terminated without “cause” or resigns for “good reason” (as such terms are defined in the employment agreement), Mr. Kennedy will be entitled to severance equal to his then current salary for a period of six months following the date of termination, certain benefits for such six-month period and a prorated bonus for the year in which he is terminated.

Ezra Schneier, Corporate Development Officer.  Mr. Schneier earns an initial base salary of $125,000.  Upon entering into the employment agreement, Mr. Schneier received 25,435 RSUs and options to purchase 12,718 common shares exercisable at a price of $7.91 per share.  Such RSUs and options vest in equal quarterly installments beginning on the three month anniversary of the date of grant; provided, however, that upon a “change of control” (as defined in the employment agreement), all unvested RSUs and options shall automatically vest.  Mr. Schneier is also eligible to receive an annual bonus for each fiscal year of up 100% of his base salary based on achieving certain goals, which are to be mutually agreed upon, including a prorated bonus for the fiscal year ending May 31, 2011.  Such bonus will be payable in cash unless the Board of Directors or the Compensation Committee of the Board determines, in its sole discretion to pay up to, but not more than, 50% of such bonus in fully vested RSUs.  In the event that Mr. Schneier is terminated without “cause” or resigns for “good reason” (as such terms are defined in the employment agreement), Mr. Schneier will be entitled to severance equal to his then current salary for a period of six months following the date of termination, certain benefits for such six-month period and a prorated bonus for the year in which he is terminated.

In connection with the consummation of the transactions contemplated by the Exchange Agreements on August 13, 2010, Thomas Danis and Mitch Tuchman resigned as members of the Board of Directors of the Company.  The Board of Directors appointed in their place Denis Sutton and John Long.  Effective as of August 14, 2010, Mr. Mullarkey and Michael Gerrior resigned as members of the Board of Directors and Jeffrey Moss (Chairman) and Biju Kulathakal was appointed in their place.  Upon their appointment to the Board of Directors, each new member other than Mr. Long was granted 662 RSUs and options to purchase 3,375 common shares pursuant to the terms of the Company’s 2002 Amended and Restated Stock Option Plan with an exercise price of $11.72.  The RSUs and options are exercisable on the one year anniversary of the date of their grant.  In addition, each non-employee director will be entitled to receive a cash Board Fee equal to $3,000 per calendar month (or $36,000 per year), payable on a quarterly basis within 10 days of the end of each such quarter.  For fiscal 2011, the Board fees were paid in common shares instead of cash per the agreement of the Board of Directors.  This resulted in 13,743 of common shares valued at $80,772 being issued to the Board of Directors.  Additionally, for each quarter following the first quarter board fees will be paid in common shares instead of cash unless otherwise decided by the board of directors.

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

Compensation of Directors for Fiscal Year 2011

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

The following table sets forth total compensation paid to the directors for their services during the fiscal year ended May 31, 2011:

Director Compensation Table

Name	Fees Earned or Paid in Cash ($)	Options Awards ($)		RSU Awards ($)		All Other Compensation ($)		Total ($)

Jeffrey Moss	-	16,591	(1)	7,361	(2)	27,000	(3)	50,952

Denis Sutton	-	16,591	(1)	7,361	(2)	27,000	(3)	50,952

Biju Kulathakal	-	16,591	(1)	7,361	(2)	27,000	(3)	50,952

(1)
As of May 31, 2010, the director held options to acquire 3,375 shares of our common stock of which none were fully vested and exercisable at exercise price of $11.72.  We recorded non-cash stock based compensation expense of $16,591.18 in accordance with FAS 123R related to these options during fiscal 2011.

(2)
The director received 663 vested restricted stock units in August 2010 at a market value of $25,000.  The director has 663 unvested RSUs outstanding as of May 31, 2011.  We recorded non-cash stock based compensation expense of $7,361 in accordance with FAS 123R related to the vesting of RSU awards during fiscal 2011.

(3)	Other Compensation consists of board fees paid in stock instead of cash.

In connection with the consummation of the transactions contemplated by the Exchange Agreements on August 13, 2010, Thomas Danis and Mitch Tuchman resigned as members of the Board of Directors of the Company.  The Board of Directors appointed in their place Denis Sutton and John Long.  Effective as of August 14, 2010, Mr. Mullarkey and Michael Gerrior resigned as members of the Board of Directors and Jeffrey Moss (Chairman) and Biju Kulathakal were appointed in their place.  Upon their appointment to the Board of Directors, each new member other than Mr. Long was granted 662 RSUs and options to purchase 3,375 common shares pursuant to the terms of the Company’s 2002 Amended and Restated Stock Option Plan with an exercise price equal to the value weighted average price of our common shares for the twenty trading following August 13, 2010.  The RSUs and options are exercisable on the one year anniversary of the date of their grant.  In addition, each non-employee director will be entitled to receive a cash Board Fee equal to $3,000 per calendar month (or $36,000 per year), payable on a quarterly basis within 10 days of the end of each such quarter.  Fiscal 2011, the Board fees were paid in common shares instead of cash per the agreement of the Board of Directors.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

SECURITY OWNERSHIP OF PRINCIPAL SHAREHOLDERS

The following table sets forth as of August 5, 2011 certain information with respect to the beneficial ownership of each person whom we knew or, based on the filing of a Schedule 13D or 13G, believe to be the beneficial owner of more than 5% of our common shares.

Name and Address of Beneficial Owner	Common Shares Number of Shares (1)	Percent
CCM Master Qualified Fund, Ltd. 1 North Wacker Drive, Suite 4350 Chicago, IL 60606 (2)	958,083	36.2%
Magnetar Capital Master Fund, Ltd (3) 1603 Orrington Ave. Evanston, IL 60201	475,397	18.0%

(1)
With respect to each shareholder, the number of shares includes any shares issuable upon exercise of warrants held by such shareholder that are or will become exercisable within 60 days of August 5, 2011.

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

(3)
Magnetar Capital Partners LP serves as the sole member and parent holding company of Magnetar Financial LLC.  Magnetar Financial serves as investment adviser to Magnetar Capital Master Fund.  In such capacity, Magnetar Financial exercises voting and investment power over the common shares held for the account of Magnetar Capital Master Fund.  Supernova Management LLC is the general partner of Magnetar Capital Partners.  The manager of Supernova Management is Alec N. Litowitz.  The foregoing excludes 6,250 common shares issuable upon exercise of a warrant held for the account of Magnetar Capital Master Fund. The terms of the warrant contain a blocker provision under which the holder thereof does not have the right to exercise the warrant to the extent (but only to the extent) that, if exercisable by the holder, the holder thereof or any of its affiliates would beneficially own in excess of 9.99% of the common shares. As a result of application of such blocker, the warrant is not currently exercisable, and the common shares issuable upon exercise of the warrant have not been included in the calculations of beneficial ownership of the Magnetar Capital Master Fund or the aggregate number of outstanding common shares. Without such blocker, Magnetar Capital Master Fund would be deemed to beneficially own 481,647 common shares, which would represent beneficial ownership of approximately 18.0% of the common shares, based on the common shares issued and outstanding as of August 5, 2011.

SECURITY OWNERSHIP OF MANAGEMENT

The following table sets forth as of August 5, 2011 the beneficial ownership of our common stock by (i) each director, (ii) each Named Executive Officer and (iii) all of our directors and executive officers as a group.

Name of Beneficial Owner	Amount and Nature of Beneficial Ownership(1)	Percent of Class
Jeffrey Moss	5,927	*
Biju Kulathakal	5,927	*
Denis Sutton	5,927	*
John Long	104,393	3.9%
David Kennedy	48,568	1.8%
Ezra Schneier	48,345	1.8%
All current executive officers and directors as a group (6 persons)	219,087	8.3%

* Less than 1%.
(1)
With respect to each beneficial owner, the number of shares includes any shares issuable upon exercise of options or Restricted Stock Units held by such beneficial owner that are or will become exercisable within 60 days of August 5, 2011.  Unless otherwise noted, each beneficial owner has sole voting and investment power over the shares that he owns.  Each of these persons may be contacted at our Company address.

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

On March 5, 2009, we engaged Cross, Fernandez and Riley, LLP (“CFR”), an independent member of the BDO Seidman LLP Alliance network of firms, to be our independent registered public accounting firm as approved by our Board of Directors, on the advice of its Audit Committee.  During fiscal years 2010 and 2011 and the subsequent interim period, we have not consulted with CFR with respect to any of the matters or reportable events set forth in Item 304(a)(2) of Regulation S-K.

FEES PAID TO AUDITORS

As part of its duties, the Audit Committee has also considered whether the provision of services other than audit services by the independent auditors to us is compatible with maintaining the auditors' independence.  During the fiscal years ended May 31, 2011 and 2010, we incurred fees that were billed by CFR for services rendered in connection with the following services:

Audit Fees

Audit fees consist of those fees incurred in connection with statutory and regulatory filings or engagements and fees necessary to perform an audit or review in accordance with Generally Accepted Auditing Standards.  These fees also include charges for accounting research in connection with the audit and audit committee and shareholder meeting attendance.   Audit fees related to fiscal 2011 and fiscal 2010 services billed by CFR were $130,000 and $195,000, respectively.

Audit-Related Fees
Audit-related fees consist of the fees for reviewing registration statements, due diligence procedures and audit of our newly acquired incentives business.  Audit-related fees related to fiscal 2011 services billed by CFR were $20,635.

Tax Fees
Tax fees relate to tax consultation and compliance services, and additional tax research. All of these fees were pre-approved by the Audit Committee.   Tax fees related to fiscal 2011 and fiscal 2010 services billed by CFR were $40,000 and $40,000, respectively.

All Other Fees
There were no other fees billed by CFR in fiscal 2011 and 2010.

The Audit Committee has considered the services provided by CFR as disclosed above in the captions “audit related fees” and “all other fees” and has concluded that such services are compatible with the independence of CFR as the Company’s current principal accountant.

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

Financial Statements

The following financial statement documents are filed as part of this Form 10-K:
Consolidated Balance Sheets at May 31, 2011 and 2010
Statements of Operations and Comprehensive Loss for the fiscal years ended May 31, 2011 and 2010
Statements of Stockholders’ Equity (Deficit) for the fiscal years ended May 31, 2011 and 2010
Statements of Cash Flows for the fiscal years ended May 31, 2011 and 2010
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
3.7
Articles of Amendment to the Company’s Articles of Incorporation effecting a reverse split of the Company’s common shares (incorporated by reference to Exhibit 3.1 to the current report on Form 8-K filed on May 5, 2011).

3.8
Articles of Amendment to the Company’s Articles of Incorporation dated July 14, 2011 creating Class A, Series B Convertible Preferred Shares (incorporated by reference to Exhibit 4,1 to the current report on Form 8-K filed on July 20, 2011).

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

4.25
Registration Rights Agreement dated July 15, 2011 between Workstream Inc. and First Advantage Offshore Services, Private Limited (incorporated by reference to Exhibit 4.2 to the current report on Form 8-K filed on July 20, 2011).

4.26
Amendment to Third Amended and Restated Registration Rights Agreement dated August 15, 2011 between Workstream Inc. and CCM Master Qualified Fund, Ltd. (incorporated by reference to Exhibit 4.1 to the current report on Form 8-K filed on August 17, 2011).

10.1**	Workstream Inc. 2002 Amended and Restated Stock Option Plan, as amended as of April 29, 2011 (incorporated by reference to Exhibit 10.1 to the current report on Form 8-K filed on May 5, 2011.
10.2**	Consulting Agreement dated march 1, 2007 between Michael Mullarkey and Workstream Inc. (incorporated by reference to Exhibit 10.1 to the current report on Form 8-K filed March 7, 2007).
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

10.38	Form of Subscription Agreement dated December 17, 2010 (incorporated by reference to Exhibit 10.1 to the current report on Form 8-K filed on December 23, 2010).
10.39
Merger Letter Agreement dated as of January 18,2 011 among Workstream Inc, Incentives Advisors, LLC and the selling shareholders named herein (incorporated by reference to Exhibit 10.1 to the current report on Form 8-K filed on January 21, 2011).

10.40
Form of Subordinated Promissory Note issued to William Becker and Shaung Liu as of January 18, 2011 (incorporated by reference to Exhibit 10.2 of the current report on Form 8-K filed on January 21, 2011).

10.41
Form of Noncompetition Agreement dated as of January 18, 2011 between the Company, Incentives Advisors, LLC and each selling shareholder (incorporated by reference to Exhibit 10.3 to the current report on Form 8-K filed on January 21, 2011).

**10.42
Form of Employment Agreement dated as of January 18, 2011 between Incentives Advisors, LLC and each selling shareholder (incorporated by reference to Exhibit 10.4 to the current report on Form 8-K filed on January 21, 2011).

10.43	Form of Subscription Agreement February 7, 2011 (incorporated by reference to Exhibit 10.1 to the current report on Form 8-K filed on February 14, 2011).
10.44
Business Financing Agreement between the subsidiaries of Workstream Inc. and Bridge Bank, National Association dated as of May 3, 2011 (incorporated by reference to Exhibit 10.1 to the current report on Form 8-K filed on May 16, 2011).

10.45
Stock Pledge Agreement among Workstream Inc., each subsidiary of Workstream Inc. and Bridge Bank, National Association, dated May 3, 2011 (incorporated by reference to Exhibit 10.2 to the current report on Form 8-K filed on May 16, 2011).

10.46
Securities Purchase Agreement dated July 14, 2011 between Workstream Inc. and First Advantage Offshore Services, Private Limited (incorporated by reference to Exhibit 10.1 to the current report on Form 8-K filed on July 20, 2011).

10.47
Securities Purchase Agreement dated August 15, 2011 between Workstream Inc. and CCM Master Qualified Fund, Ltd. (incorporated by reference to Exhibit 10.1 to the current report on Form 8-K filed on August 17, 2011).

*21.1	List of Subsidiaries.
*23.1	Consent of Cross, Fernandez & Riley, LLP.
*31.1	Certification of Chief Executive Officer Pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes Oxley Act of 2002.
*31.2	Certification of Chief Financial Officer Pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes Oxley Act of 2002.
*32.1	Certifications of the Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

* Filed herewith.

** Constitutes a management contract for compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WORKSTREAM INC.
By:	/s/ John Long
John Long
Chief Executive Officer
Dated:  August 24, 2011

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ John Long John Long	Director, Chief Executive Officer (Principal Executive Officer) and Acting Chief Financial Officer (Principal Financial Officer)	August 24, 2011

/s/ Stacey Gambel Stacey Gambel	Director of Financial Reporting and Accounting (Principal Accounting Officer)	August 24, 2011

/s/ Jeffrey Moss Jeffrey Moss	Chairman of the Board of Directors	August 24, 2011

/s/ Biju Kulathakal Biju Kulathakal	Director	August 24, 2011

/s/ Denis Sutton Denis Sutton	Director	August 24, 2011