Form 10-Q
period 2011-08-31
WORKSTREAM INC
filed 2011-10-14
CIK 1095266

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark One)
[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2011

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
Yes [X]            No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes [  ]No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definition of “accelerated filer,” “large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes [  ]No [X]

As of October 12, 2011 there were 2,743,699 common shares, no par value, outstanding, excluding 270 common shares held in escrow.

i

WORKSTREAM INC.

ii

WORKSTREAM INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
As of August 31, 2011 and May 31, 2011

	Notes	August 31, 2011	May 31, 2011
ASSETS:		(Unaudited)
Current assets:
Cash and cash equivalents		$706,130	$813,333
Accounts receivable, net of allowances of $581,736 and $571,078 at
August 31, 2011 and May 31, 2011, respectively		1,663,960	1,393,679
Prepaid expenses and other assets		157,210	124,370
Total current assets		2,527,300	2,331,382

Equipment, net		223,174	208,725
Other assets		70,640	43,490
Intangible assets, net	4	940,907	962,338
Goodwill	4	8,606,441	8,606,441

TOTAL ASSETS		$12,368,462	$12,152,376

LIABILITIES, REDEEMABLE PREFERRED STOCK AND SHAREHOLDERS’ EQUITY:
Current liabilities:
Accounts payable		$436,859	$598,277
Accrued liabilities	5	1,285,773	1,346,537
Accrued compensation		816,885	1,016,923
Current portion of long-term debt, related party		94,000	94,000
Current portion of long-term obligations	6	96,465	135,110
Deferred revenue		1,075,812	1,083,386
Liabilities of discontinued operations		-	102,258
Total current liabilities		3,805,794	4,376,491

Secured note payable and accrued interest, net-related party	2	-	464,301
Long-term debt, related party	3	94,000	118,476
Long-term obligations, less current portion	6	1,065,732	1,059,318
Deferred revenue – long-term		-	26,667
Common stock warrant liability	1	2,847	2,847
Total liabilities		4,968,373	6,048,100

Commitments and Contingencies	7

Preferred shares, Class A series B, no par value, issued and outstanding 481,174 shares as of August 31, 2011		1,382,988	-

SHAREHOLDERS’ EQUITY:	8
Preferred shares, Class A series A, no par value		-	-
Common shares, no par value, issued and outstanding 2,693,598 and 2,517,373 shares as of August 31, 2011 and May 31,2011		140,623,226	140,209,385
Additional paid-in capital		31,239,057	31,061,264
Accumulated deficit	1	(164,829,197)	(164,160,363)
Accumulated other comprehensive loss		(1,015,985)	(1,006,010)
Total shareholders’ equity		6,017,101	6,104,276

TOTAL LIABILITIES, PREFERRED STOCK AND SHAREHOLDERS’ EQUITY		$12,368,462	$12,152,376

See accompanying notes to these condensed consolidated financial statements.

WORKSTREAM INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS & COMPREHENSIVE LOSS
For the Three Months Ended August 31, 2011 and 2010
(Unaudited)
		Three Months Ended
	Notes	August 31, 2011	August 31, 2010
Revenues, net		2,138,096	1,770,905

Cost of revenues (exclusive of amortization		195,573	154,615
and depreciation expense noted below)

Gross profit		1,942,523	1,616,290

Operating expenses:
Selling and marketing		780,383	330,261
General and administrative		510,278	752,093
Research and development		395,862	391,078
Amortization and depreciation		79,145	63,393
Total operating expenses		1,765,668	1,536,825

Business Income		176,855	79,465

Corporate and stock compensation expense:
RSU/Option Expense		177,792	500,679
Public company expense		79,637	9,152
Corporate overhead		597,553	841,301
Total corporate and stock compensation expenses		854,982	1,351,132

Operating Loss		(678,127)	(1,271,667)

Other income / (expense):
Interest income and expense, net		5,318	(655,540)
Gain on extinguishment of debt	2	-	1,192,635
Change in fair value of warrants and derivative	2	-	214,500
Impairment of goodwill	4	-	685,426
Other income and expense, net		285	(393)
Other income (expense), net		5,603	1,436,628

Income (loss) before income tax expense		(672,524)	164,961

Income tax expense		(3,676)	(8,336)

Net Income (loss) from Continuing Operations		$(676,200)	$156,625

Net Income from Discontinued Operations		$7,366	$333,585

Net Income (loss)		$(668,834)	$490,210

Earnings (loss) per share from continuing operations- basic		$(0.26)	$0.38

Earnings (loss) per share from continuing operations- diluted		$(0.26)	$0.36

Earnings per share from discontinued operations- basic		$0.00	$0.81

Earnings per share from discontinued operations- diluted		$0.00	$0.59

Earnings (loss) per share - basic		$(0.26)	$1.18

Earnings (loss) per share - diluted	10	$(0.26)	$0.87

Weighted average number of common shares
outstanding:
Basic		2,603,172	416,409
Diluted		2,684,845	566,593

Net income (loss)		$(668,834)	$490,210
Comprehensive loss:
Foreign curency translation adjustment		(9,975)	(7,395)

COMPREHENSIVE INCOME (LOSS)		$(678,809)	$482,815

See accompanying notes to these condensed consolidated financial statements.

WORKSTREAM INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(Unaudited)

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-In	Comprehensive	Accumulated	Shareholders'	Comprehensive
	Shares	Amount	Capital	Loss	Deficit	Equity	Loss
Balance at May 31, 2011	2,517,373	$140,209,385	$31,061,264	$(1,006,010)	$(164,160,363)	$6,104,276

Restricted stock unit grants and expense	7,023		113,791			113,791
Issuance of perferred shares						-
Issuance of perferred shares for settlement of debt						-
Stock option expense			64,002			64,002
Issuance of common shares for services	18,707	34,054				34,054
Issuance of common shares for compensation	144,565	379,787				379,787
Net loss					(668,834)	(668,834)	(668,834)
Cumulative translation adjustment				(9,975)		(9,975)	(9,975)
Comprehensive loss							$(678,809)
Balance at August 31, 2011	2,687,668	$140,623,226	$31,239,057	$(1,015,985)	$(164,829,197)	$6,017,101

WORKSTREAM INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Three Months Ended August 31, 2011 and 2010
(Unaudited)

	Three Months Ended
	August 31, 2011	August 31, 2010
Cash flows used in operating activities:
Net income / (loss)	$(668,834)	$490,210
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Amortization and depreciation	79,145	63,393
Amortization of deferred financing costs	-	12,195
Leasehold inducement amortization	46	2,889
Allowance for doubtful accounts, net	13,003	60,745
Impairment of goodwill	-	(685,426)
Stock-based compensation	177,793	241,954
Non-cash compensation of stock purchased by management	-	258,725
Non-cash compensation of stock for services	34,054	-
Non-cash compensation of stock for compensation	379,787	-
Gain on exchange of senior secured notes payable	-	(1,192,635)
Change in fair value of warrants and derivative	-	(214,500)
Net change in components of working capital:
Accounts receivable	(283,284)	(672,910)
Prepaid expenses and other assets	(59,990)	82,120
Accounts payable	(263,673)	(21,570)
Accrued liabilities	(24,610)	486,957
Accrued compensation	(200,038)	5,842
Deferred revenue	(34,240)	278,638
Net cash used in operating activities	(850,841)	(803,373)

Cash flows used in investing activities:
Purchase of equipment	(31,430)	-
Capitalization of Software Development Costs	(40,734)	-
Net cash used in investing activities	(72,164)	-

Cash flows provided by / (used in) financing activities:
Proceeds from issuance of common stock	-	1,250,000
Proceeds from issuance of senior secured note payable, net of issuance costs $90,000	-	660,000
Proceeds from issuance of preferred stock, net of issuance costs of $60,534	939,466	-
Repayment of long-term obligations	(113,689)	(52,673)
Net cash provided by financing activities	825,777	1,857,327

Effect of exchange rate changes on cash and cash equivalents	(9,975)	(7,870)

Net increase / (decrease) in cash and cash equivalents	(107,203)	1,046,084
Cash and cash equivalents - beginning of period	813,333	358,529

Cash and cash equivalents - end of period	$706,130	$1,404,613

Supplemental schedule of non-cash investing and financing activities:
Exchange of senior secured notes for common stock	$-	$22,382,383
Reclass of accrued liabilities to long-term obligations	$112,313	$-
Exchange of debt instruments for preferred shares	$443,522	$-

Cash paid for interest	$16,908	$6,939
Cash paid for taxes	$5,623	$-

See accompanying notes to these condensed consolidated financial statements.

WORKSTREAM INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1.	THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Unaudited Interim Financial Information

The accompanying condensed consolidated balance sheet as of August 31, 2011, the condensed consolidated statements of operations and comprehensive loss for the three months ended August 31, 2011 and 2010, and the condensed consolidated statements of cash flows for the three months ended August 31, 2011 and 2010 are unaudited but include all adjustments that are, in the opinion of management, necessary for a fair presentation of our financial position at such dates and our results of operations and cash flows for the periods then ended in conformity with U.S. generally accepted accounting principles (“US GAAP”).  The condensed consolidated balance sheet as of May 31, 2011 has been derived from the audited consolidated financial statements at that date but, in accordance with the rules and regulations of the United States Securities and Exchange Commission (“SEC”), does not include all of the information and notes required by US GAAP for complete financial statements.  Operating results for the three months ended August 31, 2011 are not necessarily indicative of results that may be expected for the entire fiscal year.  These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Form 10-K for the fiscal year ended May 31, 2011.

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

Management’s Assessment of Liquidity

The Company has incurred substantial losses in recent periods.  Losses for the three months ended August 31, 2011 was $668,834 and losses for the years ended May 31, 2011 and 2010 were $162,719 and $26,583,731, respectively.  However, since the first quarter of fiscal 2011, the Company has been successful in raising capital through private placements of its common and preferred stock.  On August 13, 2010, we exchanged our 2009 Senior Secured Notes for common stock.  At the same time we completed a private placement of our common shares for $1,250,000.  Furthermore in the third quarter of fiscal 2011, we raised $1,006,000 in additional private placements of our common stock.  On July 14, 2011, the Company entered into a Securities Purchase Agreement with First Advantage Offshore Services, Private Limited pursuant to which the Company consummated on July 15, 2011 a private placement of 333,333 shares of its newly formed Class A, Series B Convertible Preferred Shares (the “Series B Shares”) to the Investor for $1,000,000.  The Company will use the proceeds from the private placement for working capital and general corporate purposes.

On August 12, 2011, the Company entered into a Securities Purchase Agreement with CCM Master Qualified Fund, Ltd. pursuant to which the Company consummated on August 12, 2011 a private placement of 147,841 shares of its Series B Shares to the Investor for $443,522, the principal and accrued and unpaid interest on the 2010 Note.   As a result, we have shareholders’ equity of $6,017,101 as of August 31, 2011.

The Company has made significant reductions in operating expenses beginning in the fourth quarter of fiscal 2008 and continuing through fiscal 2012.  These, together with the funding received by the Company in connection with private placements of its common and preferred  shares, as well as $750,000 received by the Company in connection with the issuance of its 2010 Note and  $900,000 received by the Company under its line of credit with Bridge Bank and an analysis of our current contracts, forecasted new business, our current backlog and current expense level leads management believes that current operations will be sufficient to meet its anticipated working capital and capital expenditure requirements.  If this proves insufficient, management will consider additional cost savings measures or additional financing, if deemed necessary.

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

The new revenue guidance contained in ASU 2009-13 modifies the way the Company accounts for certain of its arrangements, by allowing the Company to separate its professional services and corresponding license fees into two separate units of accounting. These two deliverables represent the primary elements in those arrangements and are recognized upon performance or delivery of each service or product, respectively to the end customer. Revenue related to professional services is recognized as obligations are fulfilled on a proportional performance basis while the license fees may be recognized over a one to five year period. Expenses associated with the delivery of our consulting service are expensed as incurred. These arrangements usually do not contain cancellation or refund-type provisions and may include termination for convenience clauses following a stated period of time or the failure to meet performance level commitments. Multiple element arrangements consisting of multiple products are impacted by the new revenue guidance. Under ASU 2009-13, total consideration for an arrangement is allocated to each product using the hierarchy of VSOE, third party evidence or the relative selling price method and is recognized as each product is delivered to the customer. Consistent with current practice, revenue may be deferred if the arrangement includes any unusual terms including extended payment terms, specified acceptance terms, or holdbacks payable upon final acceptance of the product.

The Company’s arrangements with customers may include provisions of professional services and software licenses. For arrangements that contain multiple deliverables, the selling price hierarchy established in ASU 2009-13 is used to determine the selling price of each deliverable. The selling price hierarchy allows for the use of an estimated selling price (“ESP”) to determine the allocation of arrangement consideration to each deliverable in a multiple-element arrangement in the absence of vendor specific objective evidence (“VSOE”) or third-party evidence (“TPE”). To qualify as a separate unit of accounting, deliverable items must have value to the customer on a standalone basis and, if the arrangement includes a general right of return relative to the delivered item(s), delivery or performance of the undelivered item(s) is considered probable and substantially in our control. If the arrangement does not meet all criteria above, the entire amount of the transactions is deferred until all elements are delivered. The Company determines the selling price in multiple-element arrangements using VSOE or TPE if available. VSOE is determined based on the price charged for the same deliverable when sold separately and TPE is established based on the price charged by our competitors or third parties for the same deliverable. If the Company is unable to determine the selling price because VSOE or TPE does not exist, the ESP is used.

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

Warrants issued in conjunction with the 2008 Senior Secured Notes Payable are classified as liabilities.  The fair value of the warrants was valued using a probability-weighted trinomial lattice-based valuation model with the following key inputs:

Lattice Model Inputs:
	August 31, 2011	May 31, 2011

Stock price	$2.00	$3.70
Exercise price	$40.00	$40.00
Expected volatility	54% - 154%	54% - 154%
Expected dividend yield	0%	0%
Expected term (in years)	1	1.2
Risk-free interest rate	0.04% - 0.18%	0.04% - 0.18%

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

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of August 31, 2011. The Company uses the market approach to measure fair value for its Level 1 financial assets which includes cash equivalents.  The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities.  There were no cash equivalents as of August 31, 2011 or May 31, 2011.  The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values due to the short-term nature of these instruments.  These instruments include cash, accounts receivable, accounts payable and accrued liabilities.

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

The following table details the change in the fair value of our financial instruments using significant unobservable inputs (Level 3) during the three months ended August 31, 2011:

Warrant
Liability

Fair value as of May 31, 2011	$2,847
Change in fair value of warrants and derivative	-
Fair value as of August 31, 2011	$2,847

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

Preferred Stock

The preferred stock has been classified within the mezzanine section between liabilities and equity in its consolidated balance sheets in accordance with ASC 480, Distinguishing Liabilities from Equity because any holder of Series B Preferred may require the Company to redeem all of its Series B Preferred in the event of a triggering event which is outside of the control of the Company.

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

The assumptions in the following table were used to calculate the fair-value of share-based payment awards using the Black-Scholes option pricing model, which values options based on the stock price at the grant date, the expected life of the option, the estimated volatility of the stock, expected dividend payments, and the risk-free interest rate over the expected life of the option.  There were no stock options granted during the three months ended August 31, 2011.

Three Months Ended
August 31, 2010

Expected volatility	178% - 198%
Expected dividend yield	0%
Expected term (in years)	3.5
Risk-free interest rate	1.47% - 2.0%
Forfeiture rate	30%

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

The company capitalized internal-use software costs for the three months ending August 31, 2011 of $40,734.  The company began amortizing those costs in the first quarter of fiscal 2012.  certain of our internally developed software was placed into service in June 2011.

Accrued Compensation

Included in accrued compensation is $150,000 payable due to a related party.

Prepaids and Other Assets

	August 31, 2011	May 31, 2011
Advances	$19,124	$19,124
Advances, related parties	30,000	30,000
Prepaid Insurance	9,691	10,760
Software and Maintenance	26,507	22,555
Other	71,888	41,931
	$157,210	$124,370

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

In April 2010, the FASB issued Accounting Standards Update No. 2010-17, Revenue Recognition—Milestone Method (Topic 605)  –  Revenue Recognition  (ASU 2010-17). ASU 2010-17 provides guidance on defining the milestone and determining when the use of the milestone method of revenue recognition for research or development transactions is appropriate. It provides criteria for evaluating if the milestone is substantive and clarifies that a vendor can recognize consideration that is contingent upon achievement of a milestone as revenue in the period in which the milestone is achieved, if the milestone meets all the criteria to be considered substantive. ASU 2010-17 became effective for us in fiscal 2012 and should be applied prospectively.

In January 2010, the FASB issued Accounting Standards Update No. 2010-06, Improving Disclosures about Fair Value Measurements (Topic 820) — Fair Value Measurements and Disclosures (ASU 2010-06), to add additional disclosures about the different classes of assets and liabilities measured at fair value, the valuation techniques and inputs used, the activity in Level 3 fair value measurements, and the transfers between Levels 1, 2, and 3. Certain provisions of this update became effective for us in fiscal 2012.

In October 2009, the FASB issued Accounting Standards Update (“ASU”) No. 2009-13, “Revenue Recognition: Multiple-Deliverable Revenue Arrangements-a consensus of the FASB Emerging Issues Task Force”, which eliminates the use of the residual method for allocating consideration, as well as the criteria that requires objective and reliable evidence of fair value of undelivered elements in order to separate the elements in a multiple-element arrangement. By removing the criterion requiring the use of objective and reliable evidence of fair value in separately accounting for deliverables, the recognition of revenue will more closely align with certain revenue arrangements. The standard also will replace the term "fair value" in the revenue allocation guidance with "selling price" to clarify that the allocation of revenue is based on entity-specific assumptions rather than assumptions of a marketplace participant. ASU No. 2009-13 is effective for revenue arrangements entered or materially modified in fiscal years beginning on or after June 15, 2010. The Company has determined it has no material impact on the financial condition or results of operations of the Company.  ASU No. 2009-13 became effective for us in fiscal 2012.

NOTE 2.	SENIOR SECURED NOTES PAYABLE

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

The 2010 Note contains a contingent put reflected in the contractual rights of default.  Upon the occurrence of an event of default, as defined in the 2010 Note, the holder could require us to redeem all or a portion of such holder’s 2010 Note at a price equal to 100% of the sum of the principal amount of the 2010 Note, accrued and unpaid interest and late fees, if any, to be redeemed. Upon the occurrence of a disposition or liquidity event, as defined in the 2010 Note, the Holder could require us to redeem all of a portion of such Holder’s 2010 Note at an amount equal to the net proceeds up to the maximum amount owed under the note including outstanding principal, unpaid interest and late fees.  Under ASC 815, Derivatives and Hedging, embedded put derivatives such as these require bifurcation and separate classification at fair value.  The value of the embedded put derivatives  were deemed to be nil on May 31, 2011.

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

On August 12, 2011, the Company entered into a Securities Purchase Agreement with CCM Master Qualified Fund, Ltd., the holder of the 2010 Note pursuant to which the Company consummated on August 12, 2011 a private placement of 147,841 shares of its Series B Preferred shares to the Investor valued at $443,522, which was equivalent to the carrying value of the principal and accrued and unpaid interest on the 2010 Note.  The issuance of the Series B Shares in the private placement was deemed to be exempt from registration pursuant to Section 4(2) of the Securities Act of 1933.

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

NOTE 4.	ACQUIRED INTANGIBLE ASSETS AND GOODWILL

Acquired intangible assets consist of the following:

	August 31, 2011		May 31, 2011
		Accumulated		Accumulated
	Cost	Amortization	Cost	Amortization
Customer relationships	$663,000	$81,984	$663,000	$48,834
Software developed for internal use	388,905	29,014	348,172	-
Intellectual property	1,322,760	1,322,760	1,322,760	1,322,760
	2,374,665	$1,433,758	2,333,932	$1,371,594

Less accumulated amortization	(1,433,758)		(1,371,594)
Net acquired intangible assets	$940,907		$962,338

Amortization expense for intangible assets was $62,164 and $48,834 for the quarter ended August 31, 2011 and zero for quarter ended August 31, 2010, respectively.

Expected future amortization expense for the customer relationships as of August 31, 2011 follows:

Amount
Year ended May 31:
2012	99,450
2013	132,600
2014	132,600
2015	132,600
2016	83,766

Total	$581,016

The following represents the detail of the changes in the goodwill account for the years ended May 31, 2011 and 2010:

Enterprise
Workforce
Services

Goodwill at May 31, 2010	$6,045,900
Purchase of Incentives Advisors	$1,875,115
Impairment adjustment	685,426
Goodwill at May 31, 2011	$8,606,441
Activity	-
Goodwill at August 31, 2011	$8,606,441

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

Effective as of January 18, 2011, Workstream Inc. acquired Incentives Advisors.  This acquisition was accounted for under the acquisition method per ASC Topic 805, Business Combinations We recognized goodwill of $1,875,115 for the excess of the purchase price over the fair value of the acquired assets and liabilities assumed.

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

NOTE 5.	ACCRUED LIABILITIES

Accrued liabilities consist of the following at August 31, 2011 and May 31, 2011:

	August 31, 2011	May 31, 2011
Legal, audit & professional fees	53,966	$90,772
Merger costs	80,000	80,000
Consulting fees	92,333	107,958
Sales tax payable	329,961	329,746
Other	729,513	738,061
	$1,285,773	$1,346,537

NOTE 6.	OTHER LONG-TERM OBLIGATIONS

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

Long-term obligations consist of the following at August 31, 2011 and May 31, 2011:

	August 31, 2011	May 31, 2011
Secured notes payable	$901,663	$901,663
Long-term payables	111,684	83,333
Capital lease obligations	148,850	205,111
Leasehold inducements	-	4,321
	1,162,197	1,194,428

Less current portion of:
Senior secured notes payable	-	-
Long-term obligations	96,465	135,110
	$1,065,732	$1,059,318

Maturities
Fiscal 2012	$96,465
Fiscal 2013	1,058,927
Fiscal 2014	6,805
	$1,162,197

NOTE 7.	COMMITMENTS AND CONTINGENCIES

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

NOTE 8.	CAPITAL STOCK

Classes of Stock

The authorized share capital consists of an unlimited number of no par value common shares, an unlimited number of no par value Class A Preferred Shares (the “Class A Preferred Shares”), and an unlimited number of no par value Class A, Series B Convertible Preferred Shares (the “Series B Shares”).  There were 2,693,868 common shares issued and outstanding, including 270 shares being held in escrow, as of August 31, 2011.  There were 481,174 Class A, Series B Convertible Preferred Shares outstanding as of August 31, 2011.

The Series B Shares rank senior to the Company’s common shares and the Company’s previously created but unissued Class A, Series A Preferred Shares.  The Series B Shares accrue dividends at a rate of 7% per year, payable in additional Series B Shares.  The Series B Shares have a liquidation preference and are convertible into common shares at a price of $3.00 per share, subject to adjustments and full-ratchet anti-dilution protection.  Additionally, the Series B shares will automatically convert into common shares on the 180th day that the closing price of the common shares equals or is greater than three times the conversion price for such entire 180 day period.  In addition, in the event of liquidation, dissolution or winding up of the Company, the holders of Series B shares can require the redemption of such Series B shares.  As there are certain events that are considered “deemed liquidation” events, such as a merger or consolidation or similar transaction resulting in a change of control that are outside of the control of the company, the Series B Preferred has been classified in the mezzanine equity section of the Company’s balance sheet.

On July 14, 2011, the Company entered into a Securities Purchase Agreement with First Advantage Offshore Services, Private Limited pursuant to which the Company consummated on July 15, 2011 a private placement of 333,333 shares of its newly formed Class A, Series B Convertible Preferred Shares to the Investor for $1,000,000 net of issuance costs of $60,534.  The issuance of the Series B Shares in the private placement was deemed to be exempt from registration pursuant to Section 4(2) of the Securities Act of 1933.  Marc Bala, a Director of First Advantage Corporation and a Principal of Symphony Technology Group joined the Company’s Board of Directors upon consummation of the transaction. The Company will use the proceeds from the private placement for working capital and general corporate purposes.

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

On June 1, 2006, the Company adopted the provisions of ASC 718, which requires it to recognize expense related to the fair value of stock-based compensation awards.  Stock-based compensation expense for all stock-based compensation awards granted on or subsequent to June 1, 2006 is based on the grant date fair value estimated in accordance with the provisions of ASC 718.  Compensation expense for stock option awards is recognized on a straight-line basis over the requisite service period of the award.  The assumptions used to calculate the fair-value of share-based payment awards are found in Note 1 under Accounting for Stock-Based Compensation.  The Company recognized the following for stock-based compensation expense resulting from stock options in the consolidated statements of operations and comprehensive loss under other operating expenses:

	Three Months Ended
	August 31, 2011	August 31, 2010

Stock compensation expense - options	$64,001	$17,450

Stock option activity and related information is summarized as follows:

				Weighted
		Weighted		Average
		Average	Weighted	Remaining	Aggregate
	Number	Exercise	Average	Contractual	Intrinsic
	of Options	Price	Fair Value	Term (in Years)	Value

Balance outstanding - May 31, 2010	4,386	$236.00
Granted	81,346	8.38	$11.71
Exercised	-	-
Forfeited or expired	(22,621)	31.35
Balance outstanding - May 31, 2011	63,111	16.07
Granted	-	-	$-
Exercised	-	-
Forfeited or expired	(453)	401.01
Balance outstanding - August 31, 2011	62,658	$13.29		3.9	$-

Exercisable - August 31, 2011	21,597	$20.31		3.9	$-

The aggregate intrinsic value in the table above represents total intrinsic value (of options in the money), which is the difference between the Company’s closing stock price of $2.00 on August 31, 2011, the last trading day of the reporting period and the exercise price times the number of shares, that would have been received by the option holders had the option holders exercised their options on August 31, 2011.

There were no options exercised during the three months ended August 31, 2011 and 2010; and therefore, no intrinsic value or cash received from option exercises during the period.

The following table summarizes information about options outstanding August 31, 2011:

Range of Exercise Prices	Number of Options Outstanding	Weighted Average Remaining Contractual Life (in Years)	Weighted Average Exercise Price	Number of Options Exercisable	Weighted Average Remaining Contractual Life (in Years)	Weighted Average Exercise Price

$7.90 - $99.00	61,021	4.0	$8.57	20,355	4.0	$8.62
$100.00 - $299.00	1,114	2.8	$118.74	719	2.8	$49.09
$300.00 - $399.00	457	1.4	$313.98	457	1.4	$313.98
$400.00 - $599.00	66	0.5	$516.85	66	0.5	$516.85

	62,658	3.9	$13.29	21,597	3.9	$20.31

As of August 31, 2011, $465,236 of total unrecognized compensation costs related to non-vested stock options is expected to be recognized ratably over the remaining individual vesting periods up to three years.  The realized tax benefit from stock options and other share based payments was nil for the three months ended August 31, 2011 and 2010 due to the uncertainty of realizability.

The Company grants restricted stock units (“RSUs”) to certain management and members of the Board of Directors.  Each restricted stock unit represents one share of common stock and vests ratably over three years.  The Company will then issue common stock for the vested restricted stock units upon exercise by the grantee.  During the vesting period, the restricted stock units cannot be transferred, and the grantee has no voting rights.  The cost of the awards, determined as the fair value of the shares on the grant date, is expensed ratably over the vesting period.  On October 28, 2010, the Board of Directors revised the management team’s employment agreements.  This revision substitutes Restricted Stock in lieu of the Restricted Stock Units in their employment agreements until such time that the Stock Option Plan has authorized shares sufficient enough in quantity to allow for the issuance of the Restricted Stock Units as originally granted. The stock-based compensation expense associated with the restricted stock units included in RSU/option expense on the consolidated statements of operations and in additional paid-in capital on the consolidated balance sheets is as follows:

	Three Months Ended
	August 31, 2011	August 31, 2010

Stock compensation expense - RSUs	$113,791	$224,505
Stock compensation expense - Restricted Stock Issuances	$-	$-
Total	$113,791	$224,505

As of August 31, 2011, $888,507 of total unrecognized compensation costs related to non-vested restricted stock unit grants is expected to be recognized ratably over the remaining individual vesting periods up to three years.

		Weighted
	Number	Average
	of Units	Fair Value

Outstanding - May 31, 2010	717
Granted	155,298	$11.83
Vested and issued	(25,437)
Vested and unissued	(19,010)
Forfeited or expired	(21,024)
Outstanding - May 31, 2011	90,544
Granted	-
Vested and issued	(7,023)
Vested and unissued	(2,120)
Cancelled	-
Forfeited or expired	-
Outstanding - August 31, 2011	81,401

NOTE 9.	SEGMENT INFORMATION

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

The following tables summarize the Company’s operations by business segment for the three months ended August 31, 2011 and 2010:

	Three Months Ended			Three Months Ended
	August 31, 2011			August 31, 2010
	Human Resource Software and Services	Career Transition Services	Total	Human Resource Software and Services	Career Transition Services	Total
Software	$947,520	$-	$947,520	$1,160,470	$-	$1,160,470
Professional services	67,546	-	67,546	38,595	-	38,595
Tax incentives	536,430	-	536,430	-	-	-
Job board	340,152	-	340,152	343,532	-	343,532
Career transition services	-	246,448	246,448	-	228,308	228,308
Revenue, net	1,891,648	246,448	2,138,096	1,542,597	228,308	1,770,905
Cost of revenues:
Other	186,653	8,920	195,573	149,599	5,016	154,615
Gross profit	1,704,995	237,528	1,942,523	1,392,998	223,292	1,616,290
Expenses	1,445,389	241,134	1,686,523	1,057,307	416,125	1,473,432
Impairment charges - goodwill	-	-	-	(685,426)	-	(685,426)
Amortization and depreciation	77,108	2,037	79,145	56,805	6,588	63,393
Business segment income from continuing operations	$182,498	$(5,643)	176,855	$964,312	$(199,421)	764,891

Corporate and stock compensation expense			854,982			1,351,132
Other expense and income tax			1,927			742,866
Net Income (loss) from Continuing Operations			$(676,200)			$156,625
Net Income from Discontinued Operations			$7,366			$333,585
Net Income (loss)			$(668,834)			$490,210

NOTE 10.	NET INCOME / (LOSS) PER SHARE

The following is a reconciliation of basic net income / (loss) per share to diluted net income / (loss) per share:

	Three Months Ended
	August 31, 2011	August 31, 2010
Numerator:
Net income (loss) from continuing operations	$(676,200)	$156,625

Net Income from discontinued operations	$7,366	$333,585

Net income (loss)	$(668,834)	$490,210

Denominator:
Weighted average shares outstanding-basic	2,603,172	416,409
Potential shares "in-the-money" under stock
option and warrant agreements	81,673	168,874
Less: Shares assumed respurchased under the
treasury stock method	-	(18,690)

Weighted average shares outstanding-diluted	2,684,845	566,593

Basic net income (loss) per common share from continuing operations	$(0.26)	$0.38
Diluted net income (loss) per common share from continuing operations	$(0.26)	$0.36

Basic net income per common share from discontinued operations	$0.00	$0.81
Diluted net income per common share from discontinued operations	$0.00	$0.59

Basic net income (loss) per common share	$(0.26)	$1.18
Diluted net income (loss) per common share	$(0.26)	$0.87

Because the Company reported net income from continuing operations and from discontinued operations during the three months ended August31, 2010 as well as from discontinued operations during the three months ended August 31, 2011 the Company included the impact of its common stock equivalents in the computation of dilutive earnings per share for these periods. A net loss from  continuing operations was reported during the three months ended August 31, 2011 as such the Company excluded the impact of its common stock equivalents in the computation of dilutive earnings per share for these periods, as their effect would be anti-dilutive.  The following outstanding instruments were excluded from the above computation as their exercise price was greater than the company’s average stock price for the three months ended August 31, 2011:

Total dilutive instruments:
Stock options	62,658
Restricted stock units	-
Escrowed shares	-
Warrants	20,000
Total potential dilutive instruments	82,658

NOTE 11.	DISCONTINUED OPERATIONS

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

Results from discontinued operations were as follows:

	Three Months Ended
	August 31, 2011	August 31, 2010

Rewards	26,647	1,966,188
Revenue, net	26,647	1,966,188
Cost of revenues:
Cost of revenues	18,434	1,500,792
Gross profit	8,213	465,396
Expenses	847	131,811
Impairment charges - goodwill	-	-
Amortization and depreciation	-	-
Net Income from Discontinued Operations	$7,366	$333,585

Assets and liabilities from discontinued operations consist of $98,433 of accounts payable at August 31, 2010.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD LOOKING STATEMENTS

Certain statements discussed in Item 2 (Management’s Discussion and Analysis of Financial Condition and Results of Operations) and elsewhere in this Form 10-Q constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995.  Such forward-looking statements concerning management’s expectations, strategic objectives, business prospects, anticipated economic performance and financial condition and other similar matters involve known and unknown risks, uncertainties and other important factors that could cause the actual results, performance or achievements of results to differ materially from any future results, performance or achievements discussed or implied by such forward-looking statements.   Such risks, uncertainties and other important factors are described in Items 1A (Risk Factors) and 7 (Management’s Discussion and Analysis of Financial Condition and Results of Operations) of the Company’s Form 10-K for the fiscal year ended May 31, 2011 and in Item 1A of Part II hereunder.  The words “estimate,” “project,” “intend,” “believe,” “plan” and similar expressions are intended to identify forward-looking statements.  Forward-looking statements speak only as of the date of the document in which they are made.  The Company disclaims any obligation or undertaking to provide any updates or revisions to any forward-looking statement to reflect any change in the Company’s expectations or any change in events, conditions or circumstances on which the forward-looking statement is based.

The following discussion and analysis should be read in conjunction with our audited consolidated financial statements and related notes included in our Annual Report on Form 10-K as filed on August 24, 2011 and in conjunction with our unaudited condensed consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q.  All figures are in United States dollars, except as otherwise noted.

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

RESULTS OF OPERATIONS

At the end of fiscal 2008 and the first half of fiscal 2009, management restructured the entire Company and decreased its employee base by 35% and reduced its usage of outside consultants as part of its overall plan to reduce costs to better align them with the Company’s current revenues.  The Company continued this practice in fiscal 2010.  In fiscal  2011 and 2012, the Company continues to analyze expenses to find ways of reducing costs.  To monitor our results of operations and financial condition, we review key financial information including net revenues, gross profit, operating income and cash flow from operations.  We have deployed numerous analytical dashboards across our business to assist in evaluating current performance against established metrics, budgets and business objectives on an ongoing basis.  We continue to seek methods to more efficiently monitor and manage our business performance.  Such financial information has been included in the following discussion of the Company’s results of operations.  All of our large Rewards business customers have given notice that they will not renew their contract with Workstream.   Although we are disappointed by the decision of our customers, the Rewards service is low margin and working capital intensive.  It is not core to our vision of a Human Resources software and technology enabled service business and has been discontinued.   We will continue to focus on generating revenue growth through sales of our enterprise software solutions.

Revenues

	Three Months Ended August 31
	2011	2010	$ Change	% Change
Revenues:
Software	$947,520	$1,160,470	$(212,950)	-18.4%
Professional services	$67,546	$38,595	28,951	75.0%
Tax incentives	$536,430	$-	536,430	N/A
Job board	$340,152	$343,532	(3,380)	-1.0%
Career transition services	$246,448	$228,308	18,140	7.9%
Total revenues	$2,138,096	$1,770,905	$367,191	20.7%

Percentage of total revenues:
Software	44.3%	65.5%
Professional services	3.2%	2.2%
Tax incentives	25.1%	0.0%
Job board	15.9%	19.4%
Career transition services	11.5%	12.9%

Fiscal First Quarter 2012 Compared to Fiscal First Quarter 2011: Software revenue decreased primarily due to lower subscriptions as a result of our discontinuing support of old software versions reduced  renewals from existing clients.  Revenue from new clients in fiscal 2012 was insufficient to offset the decline.  Professional services revenues increased due to billable services for new customers.  Career transition services revenues increased as hiring activity, especially the hiring of highly compensated executives found on 6FigureJobs.com grew stronger.  The tax incentives business was acquired in January 2011.  It assists businesses in obtaining hiring tax credits, training grants and other federal, state and local incentives.

Cost of Revenues & Gross Profit

	Three Months Ended August 31
	2011	2010	$ Change	% Change
Cost of revenues:
Software	$120,823	$128,941	$(8,118)	-6.3%
Professional services	56,041	18,374	37,667	205.0%
Tax incentives	6,469	-	6,469	N/A
Job board	3,319	2,284	1,035	45.3%
Career transition services	8,921	5,016	3,905	77.9%
	$195,573	$154,615	$40,958	26.5%

Gross profit	$1,942,523	$1,616,290	$326,233	20.2%

Gross profit as a percentage of total revenues:
Software	87.2%	88.9%
Professional services	17.0%	52.4%
Tax incentives	98.8%	N/A
Job board	99.0%	99.3%
Career transition services	96.4%	97.8%
Total	90.9%	91.3%

Fiscal First Quarter 2012 Compared to Fiscal First Quarter 2011: Software costs of revenues decreased due to decreases in service provider fees.  The prior service provider fees were re-negotiated due to the contract expiring in August 2011.  We expect to decrease these costs by 50%.  Professional services costs increased due to more consulting for new customers,  while the Gross Profit decreased due to an increase in non-billable hours being worked. Career transition services cost of revenues directly increased due to the increase in revenue levels.  The tax incentives business was acquired in January 2011.

Selling & Marketing Expense

	Three Months Ended August 31
	2011	2010	$ Change	% Change

Selling and marketing	$780,383	$330,261	$450,122	136.3%

Percentage of total revenues	36.5%	18.6%

Fiscal First Quarter 2012 Compared to Fiscal First Quarter 2011:  Consulting and employment related expenses increased by approximately $348,000 primarily as a result of the addition of Incentives Advisors employees and higher sales commissions during the first quarter of 2012.  We have an increase of space occupancy and other expenses of approximately $37,000 directly related to the addition of the Incentives Advisors office in Arizona.  Job Board increased its marketing expenditures by approximately $56,000 in order to drive more traffic to its business components.   Bad debt expense was higher by approximately $8,000 for the first quarter of 2011.

General & Administrative Expense

	Three Months Ended August 31
	2011	2010	$ Change	% Change

General and administrative	$510,278	$752,093	$(241,815)	-32.2%

Percentage of total revenues	23.9%	42.5%

Fiscal First Quarter 2012 Compared to Fiscal First Quarter 2011: Consulting, professional fees and employment related expenses decreased by approximately $211,800 as a result of fewer employees.  Space occupancy and telephone expenses decreased by approximately $33,200 due to the re-negotiation of leases.  Other expenses were approximately $13,100 higher mainly due to moving costs.

Research & Development Expense

	Three Months Ended August 31
	2011	2010	$ Change	% Change

Research and development	$395,862	$391,078	$4,784	1.2%

Percentage of total revenues	18.5%	22.1%

Fiscal First Quarter 2012 Compared to Fiscal First Quarter 2011:  Costs associated with software and computer support increased by approximately $4,800.

Corporate and Stock Compensation Expense

	Three Months Ended August 31
	2011	2010	$ Change	% Change

Corporate and stock compensation expense	$854,982	$1,351,132	$(496,150)	N/A

Percentage of total revenues	40.0%	76.3%

Fiscal First Quarter 2012 Compared to Fiscal First Quarter 2011: Consulting, professional fees and employment related expenses decreased by approximately $139,000 as a result of no bonuses and reduced legal fees. Non-cash stock compensation and RSU expense decreased by approximately $322,900 due to changes in management.  Space occupancy and telephone expenses decreased by approximately $50,700 due to the re-negotiation of leases.  Other expenses were approximately $16,000 higher mainly due to moving costs.

Impairment of Goodwill

	Three Months Ended August 31
	2011	2010	$ Change	% Change

Impairment of goodwill	$-	$685,426	$(685,426)	N/A

In considering the current and expected future market conditions, the Company determined that the Enterprise goodwill was impaired in accordance with ASC 350, Intangibles – Goodwill and Other, and the Company recorded non-cash, pre-tax goodwill impairment estimate charges of $5,335,760 during the year ended May 31, 2010.  The decline in estimated fair value of the Enterprise operating segment resulted from an analysis of the current economic conditions, the Company’s performance to budget and the lower estimated future cash flows.  During the first quarter of fiscal year 2011, we had a change in management as well as a conversion of our 2009 Notes to Equity (see Note 2 for further discussion).  The Company believed that these transactions could have impacted the impairment test.  This delayed the impairment test and the Company was unable to fully complete Step 2 of its goodwill impairment testing prior to the issuance of the financials for fiscal year 2010.  A significant adjustment to the impairment estimate was made in the 1st quarter of fiscal year 2011 totaling $685,426 resulting in a partial reversal of the impairment charge made in the fourth quarter of fiscal 2010.  The Company’s impairment test is based on a discounted cash flow method.  The discounted cash flows analysis is an income method of valuation wherein the total fair value of the business entity is calculated by discounting projected future cash flows back to the date of valuation.

Amortization & Depreciation Expense

	Three Months Ended August 31
	2011	2010	$ Change	% Change

Amortization and depreciation	$79,145	$63,393	$15,752	24.8%

Percentage of total revenues	3.7%	3.6%

Fiscal First Quarter 2012 Compared to Fiscal First Quarter 2011: Amortization expense increased by nearly $62,100 due to the acquisition of Incentives Advisors and the amortization of related acquired customer relationships plus the amortization of software capitalization costs.  Depreciation expense decreased by approximately $46,400 due to fixed assets becoming fully depreciated during fiscal year 2011.

Interest Income & Expense, Net

	Three Months Ended August 31
	2011	2010	$ Change	% Change

Interest income and expense, net	$5,318	$(655,540)	$660,858	-100.8%

Fiscal First Quarter 2012 Compared to Fiscal First Quarter 2011:  Interest expense decreased by approximately $640,000 due to the exchange of the 2009 Senior Secured Notes for Common Stock in August 2010.  Finance costs for the exchange were approximately $12,200 in Fiscal First Quarter 2011.

Change in Fair Value of Warrants & Derivative

	Three Months Ended August 31
	2011	2010	$ Change	% Change
Change in fair value of warrants
and derivative	$-	$214,500	$(214,500)	N/A

On June 1, 2009, the Company adopted ASC 815, which required it to begin accounting for certain warrants as a liability due primarily to the reset provisions of the warrant in the event of lower priced financing transactions.  We recognized amounts of NIL and $214,500 associated with the change in the fair value of the Warrants in the condensed consolidated statement of operations and comprehensive loss for the three months ended August 31, 2011 and 2010, respectively.

Gain on Exchange/Extinguishment of Debt

	Three Months Ended August 31
	2011	2010	$ Change	% Change

Gain on extinguishment of debt	$-	$1,192,635	$(1,192,635)	N/A

On August 13, 2010, the Company exchanged its 2009 senior secured notes for common stock. Furthermore, this transaction was combined with a private placement for equity and the issuance of a 2010 Note which resulted in a gain on exchange of debt of $1,192,635.  On August 12, 2011, the Company entered into a Securities Purchase Agreement with CCM Master Qualified Fund, Ltd.”) pursuant to which the Company consummated on August 12, 2011 a private placement of 147,841 shares of its Series B Shares to the Investor valued at which was equal to $443,522, the carrying value of the principal and accrued and unpaid interest on the 2010 Note.  During the same month as the exchange transaction, the same Class A Series B Preferred shares were sold to an unrelated party at $3.00 a share for total proceeds of $1,000,000.  Based on this (Level 1) transaction and the fact that the Company is not under financial duress and the note holder was willing to take the same price is seems reasonable that that the fair value of a Class A Series B share as of the date of the CCM transaction was $3.00.  As such, the carrying value of the debt was the same as the value of the preferred shares issued resulting in no gain or loss on extinguishment of debt.

Income Taxes

	Three Months Ended August 31
	2011	2010	$ Change	% Change

Income tax expense	$(3,676)	$(8,336)	$4,660	-55.9%

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

LIQUIDITY AND CAPITAL RESOURCES

Working Capital: Working capital, which represents current assets less current liabilities, was negative $1.02 million.  Further improvement of working capital is a component of management’s overall plan to better align the Company’s financial position with its current operational requirements.  We had two private placements for common stock during the fiscal third quarter of 2011 to infuse capital into the Company.  The Company also completed a merger with Incentives Advisors which should increase our working capital in future quarters.  The Company has been successful in negotiating and settling large liabilities which has helped increase our working capital over prior quarters.  On July 14, 2011, the Company entered into a Securities Purchase Agreement with First Advantage Offshore Services, Private Limited pursuant to which the Company consummated on July 15, 2011 a private placement of 333,333 shares of its newly formed Class A, Series B Convertible Preferred Shares (the “Series B Shares”) to the Investor for $1,000,000.  The issuance of the Series B Shares in the private placement was deemed to be exempt from registration pursuant to Section 4(2) of the Securities Act of 1933.

Cash & Cash Equivalents: As of August 31, 2011, we have approximately $706,000 in cash, which primarily consists of deposits held with banks.

Accounts Receivable: Days sales outstanding (“DSO”) is based upon a rolling 12 month calculation performed quarterly.  It is calculated as total accounts receivable (less Allen & Associates accounts receivable) divided by average day’s sales, which is calculated as revenues (less Allen & Associated revenues) divided by the total number of days in period.  The DSO ratio increased to 71.1 days at August 31, 2011 from 54.2 days at May 31, 2011.  The cause for the change days sales outstanding is primarily due to the increase in Incentive Advisors receivables which have a longer collection cycle.

Accounts Payable & Accrued Liabilities: Management is in the process of systematically reducing accounts payable and accrued liabilities as part of its overall plan to better align the Company’s financial position with its current operational requirements.  Workstream Inc and Second Foundation Inc reached an out of court settlement in fiscal year 2011.  Workstream Inc and Sungard Availability Services (Canada) Ltd. Reached an out of court settlement in fiscal year 2011.

Cash Flows: The following is a summary of cash flow activities for the three months ended August 31, 2011 and 2010:

	Three Months Ended August 31
	2011	2010	$ Change	% Change

Cash used in operating activities	$(850,841)	$(803,373)	$(47,468)	5.9%
Cash used in investing activities	(72,164)	-	(72,164)	N/A
Cash provided by / (used in) financing activities	825,777	1,857,327	(1,031,550)	-55.5%

Cash Flows From Operating Activities: The change in these cash flows primarily relates to the goodwill impairment reversal and the gain on the extinguishment of debt.  We also settled $1,499,818 in accrued liabilities for a $1,124,846 non-cash gain.  Without these three transactions, we would have had a net loss instead of net income in the first quarter of fiscal 2011.

Cash Flows From Investing Activities: The changes in these cash flows relate to the capitalization of software of $40,734.  The company also invested $31,430 in new equipment and furniture for the office moves for Incentive Advisors in AZ and Workstream headquarters in FL.

Cash Flows From Financing Activities: The decrease in these cash flows primarily relates to a private placement for equity and a new secured note for $2,281,000 and $660,000, respectively in the first quarter of fiscal 2011.  In the first quarter of fiscal 2012 a private placement of 333,333 shares of its newly formed Class A, Series B Convertible Preferred Shares (the “Series B Shares”) to the Investor for $1,000,000 offset by $60,534 in legal fees associated with the private placement.

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

	Three Months Ended
	August 31
	2011	2010

Net income / (loss), as reported under US GAAP	$(668,834)	$490,210

Effects of certain transactions:
Interest income and expense, net	(5,318)	655,540
Income tax expense	3,676	8,336
Amortization and depreciation	79,145	63,393
Stock-based compensation	591,634	500,679
Gain on extinguishment of debt	-	(1,192,635)
Impairment of goodwill	-	(685,426)
Change in fair value of warrants and derivative	-	(214,500)
Other income and expense, net	(285)	393

EBITDA, as adjusted	$18	$(374,010)

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

An accounting policy is deemed to be critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, if different estimates reasonably could have been used, or if changes in the estimate that are reasonably likely to occur could materially impact the financial statements.  Management makes estimates and assumptions that affect the value of assets and the reported revenues.  The accounting policies that reflect our more significant estimates, judgments and assumptions and which management believes are the most critical to aid in fully understanding and evaluating the Company’s reported financial results include: revenue recognition, allowance for trade receivables, valuation and impairment analysis for goodwill and intangible assets, valuation of derivative financial instruments, valuation of deferred taxes, and valuation of compensation expense on share-based awards.  In many cases, the accounting treatment of a particular transaction is specifically dictated by U.S. GAAP and does not require management's judgment in its application.  There are also areas in which management's judgment in selecting among available alternatives would not produce a materially different result.  Management has discussed the development, selection and disclosure of critical accounting policies and estimates with our Board of Directors.  Management believes that there has been no significant changes during the three months ended August 31, 2011 to the items that were disclosed as the Company’s critical accounting policies and estimates in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in the Company’s Form 10-K for the fiscal year ended May 31, 2011.

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

We are involved in claims, which arise in the ordinary course of business. In the opinion of management, we have made adequate provision for potential liabilities, if any, arising from any such matters. However, litigation is inherently unpredictable, and the costs and other effects of pending or future litigation, governmental investigations, legal and administrative cases and proceedings (whether civil or criminal), settlements, judgments and investigations, claims and changes in any such matters, and developments or assertions by or against us relating to intellectual property rights and intellectual property licenses, could have a material adverse effect on our business, financial condition, operating results or cash flows.  Please refer to Note 7 to the accompanying condensed consolidated financial statements for further discussion of litigation that may be material to our business.

ITEM 1A.	RISK FACTORS

In addition to the information set forth under Item 1A of Part I to our Annual Report on Form 10-K for the year ended May 31, 2011, you should carefully consider the following factors, which could have a material adverse effect on our results of operations, financial condition, cash flows, business or the market for our common shares.  Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may also materially adversely affect our business, financial condition and future results of operations.  We cannot assure you that we will successfully address any of these risks or address them on a continuing basis.

We have limited operating funds.

The Company has incurred substantial losses in recent periods.    Losses for the three months ended August 31, 2011 were $668,834 and losses for the years ended May 31, 2011 and 2010 were $162,719 and $26,583,731, respectively.  Management believes that current operations will be sufficient to meet its anticipated working capital and capital expenditure requirements.  However, our ability to obtain financing depends on a number of factors, including our ability to generate positive cash flow from operations, the amount of our cash reserves, the amount and terms of our existing debt arrangements, the availability of sufficient collateral and the prospects of our business.

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

Workstream Inc. (Registrant)
DATE:	October 14, 2011	By:	/s/ John Long
John Long Chief Executive Officer (Principal Executive Officer)

DATE:	October 14, 2011	By:	/s/ John Long
John Long Acting Chief Financial Officer (Principal Financial Officer)