Form 10-Q/A
period 2011-08-31
WORKSTREAM INC
filed 2011-11-04
CIK 1095266

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

2200 Lucien Way, Suite 201
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
Yes [  ]  No [X]

As of October 12, 2011 there were 2,743,699 common shares, no par value, outstanding, excluding 270 common shares held in escrow.

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-Q/A (this “Amendment”) amends the registrant’s Quarterly Report on Form 10-Q for the quarterly period ended August 31, 2011, which was originally filed with the Securities and Exchange Commission on October 14, 2011 (the “Original Filing”).  The registrant hereby furnishes Exhibit 101 to the Form 10-Q in accordance with Rule 405 of Regulation S-T.

No other changes have been made to the Form 10-Q.  This Amendment No. 1 speaks as of the original filing date of the Form 10-Q, does not reflect events that may have occurred subsequent to the original filing date and does not modify or update in any way disclosures made in the original Form 10-Q.

Pursuant to Rule 406T of Regulation S-T, the interactive data files on Exhibit 101 hereto are deemed not filed for purposes of Section 18 of the Securities Act of 1934, as amended, and otherwise are not subject to liability under that section.

PART II

ITEM 6.  EXHIBITS.

Exhibit	Description
31.1*	Certification of Chief Executive Officer Pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer Pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes Oxley Act of 2002.
32.1*	Certifications of the Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase
101.DEF*	XBRL Taxonomy Extension Definition Linkbase
101.LAB*	XBRL Taxonomy Extension Label Linkbase
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase

* Filed herewith.

SIGNATURES

Pursuant to the requirements of  Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WORKSTREAM INC.

Dated: November 3, 2011	By:	/s/ John Long
John Long Chief Executive Officer (Principal Executive Officer)

Dated: November 3, 2011	By:	/s/ John Long
John Long Acting Chief Financial Officer (Principal Financial Officer)